Form 10-Q
period 2017-03-31
HealthLynked Corp
filed 2017-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [               ] to [                ]

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1726 Medical Blvd Suite 101, Naples, Florida 34110
(Address of principal executive offices)

239-513-9022
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2017, there were 69,703,640 shares of the issuer’s common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current Assets
Cash	$57,600	$58,716
Accounts receivable, net	128,631	146,874
Prepaid expenses	33,841	43,545
Deferred offering costs	56,635	---
Total Current Assets	276,707	249,135

Property, plant and equipment, net of accumulated depreciation of $710,493 and $704,785 as of March 31, 2017 and December 31, 2016, respectively	70,275	70,836
Deposits	9,540	9,540

Total Assets	$356,522	$329,511

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$172,258	$148,474
Capital leases, current portion	18,348	18,348
Due to related party, current portion	438,057	311,792
Convertible notes payable, net of original issue discount and debt discount of $49,794 and $114,332 as of March 31, 2017 and December 31, 2016, respectively	550,206	485,668
Total Current Liabilities	1,178,869	964,282

Long-Term Liabilities
Capital leases, long-term portion	35,167	39,754
Due to related party, long-term portion	242,460	237,157

Total Liabilities	1,456,496	1,241,193

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 230,000,000 shares authorized, 67,853,640 and 65,753,640 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	6,785	6,575
Common stock issuable, $0.0001 par value; 378,900 and 80,643 shares as of March 31, 2017 and December 31, 2016, respectively	15,375	6,451
Additional paid-in capital	1,479,206	1,199,511
Accumulated deficit	(2,601,340)	(2,124,219)
Total Shareholders’ Deficit	(1,099,974)	(911,682)

Total Liabilities and Shareholders’ Deficit	$356,522	$329,511

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue
Patient service revenue, net	$476,118	$513,567

Operating Expenses
Salaries and benefits	467,874	340,423
General and administrative	390,026	315,299
Depreciation and amortization	5,708	5,083
Total Operating Expenses	863,608	660,805

(Loss) income from operations	(387,490)	(147,238)

Other Income (Expenses)
Amortization of original issue and debt discounts on convertible notes	(72,044)	---
Interest expense	(17,587)	(4,998)
Total other expenses	(89,631)	(4,998)

Net loss before provision for income taxes	(477,121)	(152,236)

Provision for income taxes	---	---

Net loss	$(477,121)	$(152,236)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.00)
Fully diluted	$(0.01)	$(0.00)

Weighted average number of common shares:
Basic	66,629,195	54,720,000
Fully diluted	66,629,195	54,720,000

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2016	65,753,640	6,575	6,451	1,199,511	(2,124,219)	(911,682)

Sale of common stock	2,100,000	210	---	209,790	---	210,000
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	7,506	---	7,506
Fair value of warrants issued pursuant to Amended Investment Agreement	---	---	---	56,635	---	56,635
Consultant fees payable with common shares	---	---	8,903	---	---	8,903
Shares and options issued pursuant to employee equity incentive plan	---	---	21	5,764	---	5,785
Net loss	---	---	---	---	(477,121)	(477,121)

Balance at March 31, 2017 (unaudited)	67,853,640	6,785	15,375	1,479,206	(2,601,340)	(1,099,974)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017		2016
Cash Flows from Operating Activities
Net loss		$(477,121)		$(152,236)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		5,708		5,083
Stock based compensation, including amortization of prepaid fees		14,688		39,363
Amortization of original issue discount and debt discount on convertible notes		72,044		---
Changes in operating assets and liabilities:
Accounts receivable		18,243		81,279
Prepaid expenses and deposits		9,704		39,330
Accounts payable and accrued expenses		23,783		(61,148)
Due to related party, current portion		7,761		3,618
Net cash used in operating activities		(325,190)		(44,711)

Cash Flows from Investing Activities
Acquisition of property and equipment		(5,147)		---
Net cash used in investing activities		(5,147)		---

Cash Flows from Financing Activities
Proceeds from sale of common stock		210,000		---
Proceeds from related party loans		135,000		74,000
Repayment of related party loans		(11,192)		(3,968)
Repayment of bank loan		---		(11,121)
Payments on capital leases		(4,587)		(4,587)
Net cash provided by financing activities		329,221		54,324

Net increase (decrease) in cash		(1,116)		9,613
Cash, beginning of period		58,716		29,779

Cash, end of period		$57,600		$39,392

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$457		$1,380
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable, recognized as discount against convertible notes payable		$7,506	$	---
Fair value of warrants issued pursuant to Amended Investment Agreement		$56,635	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corporation, a Nevada corporation (the “Company” or “HLKD”) filed its Articles of Incorporation on August 4, 2014. On September 3, 2014 HLKD filed Amended Articles of Incorporation clarifying that the total authorized shares of 250,000,000 shares are broken up between 230,000,000 common shares and 20,000,000 preferred shares.

On September 5, 2014, HLKD entered into a share exchange agreement (the “Share Exchange Agreement”) with Naples Women’s Center LLC (“NWC”), a Florida Limited Liability Company (“LLC”), acquiring 100% of the LLC membership units of NWC through the issuance of 50,000,000 shares of HLKD common stock to the members of NWC (the “Restructuring”).

NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice located in Naples, Florida.

HLKD plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2016 and 2015, respectively, which are included in Amendment #2 to the Company’s Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission on March 23, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three ended March 31, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying condensed consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets and useful life of fixed assets.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Patient service revenues are recognized at the time of service for the net amount expected to be collected. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 50% of total billings. Trade accounts receivable are recorded at this net amount. As of March 31, 2017 and December 31, 2016, the Company’s gross accounts receivable were $293,009 and $333,804, respectively, and net accounts receivable were $128,631 and $146,874, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation for the three months ended March 31, 2017 and 2016 was $4,587 and $4,587, respectively. Accumulated depreciation of capitalized leases was $289,977 and $285,390 at March 31, 2017 and December 31, 2016, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. There are no patients/customers that represent 10% or more of the Company’s revenue or accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of March 31, 2017 and December 31, 2016.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Fair Value of Assets and Liabilities

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards have established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

●	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

●	Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Stock-Based Compensation

The Company accounts for stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2017 and 2016, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2017 and 2016, potentially dilutive securities were comprised of (i) 18,076,389 and 2,000,000 warrants outstanding, respectively, (ii) 2,349,996 and -0- stock options outstanding, respectively, and (iii) 7,375,000 and -0- shares issuable upon conversion of convertible notes, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

The Company applied ASU 2015-03: Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs, and netted debt issue costs previously reported as assets with the related liability for presentation purposes.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. The Company intends to adopt this guidance for the year ended December 31, 2017. The Company has not yet evaluated the impact the adoption this standard will have on its results of operations upon adoption.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. The Company adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of March 31, 2017, the Company had a working capital deficit of $902,162 and accumulated deficit $2,601,340. For the three months ended March 31, 2017, the Company had a net loss of $477,121 and net cash used by operating activities of $325,190. Net cash used in investing activities was $5,147. Net cash provided by financing activities was $329,221, resulting principally from $210,000 from the proceeds of the sale of 2,100,000 shares of common stock and $135,000 proceeds from related party loans.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, HLKD (i) received proceeds of $374,000 from the sale of 6,167,500 shares of common stock, (ii) received net proceeds of $475,000 from the issuance of convertible promissory notes with a combined face value of $600,000, and (iii) entered into the Investment Agreement pursuant to which the investor has agreed to purchase up to $3,000,000 of HLKD common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the five consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2017, the Company received $210,000 from the sale of 2,100,000 shares of its common stock and $135,000 from the issuance of unsecured promissory notes to its founder, Dr. Michael Dent. In April 2017, the Company sold 1,850,000 shares of common stock to five investors at $0.10 per share and received $185,000 in proceeds.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the $3,000,000 Investment Agreement. The Company expects to repay its outstanding convertible notes, of which $550,000 face value matures on July 7, 2017 and $50,000 on July 11, 2017, from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, the Company’s common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. If the Company is unable to meet these requirements, it will not have access to funds under the Investment Agreement. There can be no assurances that the Company will be able to meet these requirements, and if the Company is unable to do so then it will be required to seek alternative financing. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

NOTE 4 – DEFERRED OFFERING COSTS

On July 7, 2016, the Company entered into the Investment Agreement with an accredited investor (the “Investment Agreement”) pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of the Company’s common stock during the five consecutive trading days prior to the date on which written notice is sent by the Company to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, for each $50,000 that the investor tenders to the Company for the purchase of shares of common stock, the investor was to be granted warrants for the purchase of an equivalent number of shares of common stock. The warrants were to expire five (5) years from their respective grant dates and have an exercise price equal to 130% of the weighted average purchase price for the respective “$50,000 increment.”

On March 22, 2017, the Company and the investor entered into an Amended Investment Agreement (the “Amended Investment Agreement”) whereby the parties agreed to modify the terms of the Investment Agreement by providing that in lieu of granting the investor warrants for each $50,000 that the investor tenders to the Company, the Company granted to the investor warrants to purchase an aggregate of 7,000,000 shares of common stock. The warrants have the following fixed exercise prices: (i) 4,000,000 shares at $0.25 per share; (ii) 2,000,000 shares at $0.50 per share; and (iii) 1,000,000 shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered.

The fair value of the warrants was calculated using the Black-Scholes pricing model at $56,635, with the following assumptions: risk-free interest rate of 1.95%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. This amount was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the Unites States Securities and Exchange Commission, and ends 3 years from that date.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
		(audited)
Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	424,968	419,821

Total Property, plant and equipment	780,768	775,621
Less: accumulated depreciation	(710,493)	(704,785)

Property, plant and equipment, net	$70,275	$70,836

During the three months ended March 31, 2017 and 2016 depreciation expense charged to operations was $5,708 and $5,083, respectively.

NOTE 6 – DUE TO/FROM RELATED PARTY

Amounts due to related parties as of March 31, 2017 and December 31, 2016 were comprised of the following:

	March 31,	December 31,
	2017	2016
Current portion:		(audited)
Due to Dr. Michael Dent	$137,457	$ ---
Deferred compensation, Dr. Michael Dent	300,600	300,600
Due to MedOffice Direct	---	11,192
Total current portion	438,057	311,792

Long term portion:
Due to Dr. Michael Dent	242,460	237,157

Total due to related parties	$680,517	$548,949

Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of March 31, 2017 and December 31, 2016 was $27,410 and $22,108, respectively.

During the three months ended March 31, 2017, the Company borrowed $135,000 from Dr. Dent in the form of four separate unsecured promissory notes dated January 12, 2017 ($35,000), January 18, 2017 ($20,000), January 24, 2017 ($50,000) and February 9, 2017 ($30,000) (collectively, the “2017 DMD Notes”). Each of the notes bears interest at 10% per annum and has a maturity date one year from the issuance date. Interest accrued on the 2017 DMD Notes as of March 31, 2017 and December 31, 2016 was $2,458 and -0-, respectively.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 6 – DUE TO/FROM RELATED PARTY (CONTINUED)

During the three months ended March 31, 2017, related party borrowing activity with DMD was comprised of the new loans totaling $135,000. The Company also accrued interest on notes payable and deferred compensation due to DMD of $7,761.

During the three months ended March 31, 2016, DMD provided new loans totaling $74,000, and NWC repaid DMD $3,968. The Company also accrued interest on amounts due to DMD of $3,617.

MedOffice Direct

During 2016, MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, paid a direct obligation of the Company in the amount of $25,000. The Company also paid direct obligations of MOD totaling $13,808 in 2016, resulting in an amount payable to MOD of $11,192 as of December 31, 2016. This amount was paid in full in January 2017.

During the three months ended March 31, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the three months ended March 31, 2017, the Company paid MOD $6,120 pursuant to this agreement and had prepaid an additional $11,348 toward future rent.

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES

Notes payable as of March 31, 2017 and December 31, 2016 are comprised of the following:

	March 31,	December 31,
	2017	2016
		(audited)
Convertible notes payable	$550,206	$485,668
Note payable, New Everbank Lease (Capital leases)	53,515	58,102

Total notes payable	603,721	543,770
Less: convertible notes payable, current portion	(550,206)	(485,668)
Less: note payable, New Everbank Lease (Capital leases), current portion	(18,348)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$35,167	$39,754

Convertible Note Payable

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note was originally schedule to mature on April 11, 2017. During February 2017, the holder of the $550k Note agreed to extend the maturity date until July 7, 2017 in exchange for a five-year warrant to purchase 500,000 shares of HLKD common stock at an exercise price of $0.15 per share. The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 6,111,111 shares of the Company’s common stock at an exercise price of $0.09 per share. The fair value of the warrants was calculated using the Black-Scholes pricing model at $157,812, with the following assumptions: risk-free interest rate of 0.97%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The net proceeds from the issuance of the $550k Note, being $500,000 after the original issue discount, were then allocated to the warrants and the convertible note instrument based on their relative fair values, of which $111,479 was allocated to the warrants and $388,521 to the convertible note. The intrinsic value of the embedded conversion feature of the $550k note was then calculated as $161,479. The original issue discount, warrants and embedded conversion feature were recorded as discounts against the carrying value of the $550k Note.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES (CONTINUED)

The allocation of the proceeds at inception was as follows:

Original issue discount	$50,000
Warrants	111,479
Embedded conversion feature	161,479
Convertible note	227,042

Face value of convertible note	$550,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $550k Note. Amortization expense related to these discounts in the three months ended March 31, 2017 and 2016 was $72,044 and $-0-, respectively. As of March 31, 2017, the unamortized discount was $49,794. As of March 31, 2017, the $550k note was convertible into 6,875,000 of the Company’s common shares.

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). The $50k note was issued as a commitment fee payable to the ELOC investor in exchange for the investor’s commitment to enter into the ELOC, subject to registration of the shares underlying the ELOC. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The embedded conversion feature did not have any intrinsic value at issuance. Accordingly, the full face value of $50,000 was allocated to the convertible note instrument. As of March 31, 2017, the $50k Note was convertible into 500,000 of the Company’s common shares.

During the three months ended March 31, 2017 and 2016, the Company made no repayments on convertible notes. During the three months ended March 31, 2017 and 2016, the Company recorded interest expense on the above convertible notes totaling $9,370 and $-0-, respectively.

Note Extension and Warrants Granted

In February 2017, the holder of the $550k Note agreed to extend the maturity date of the $550k Note until July 7, 2017 in exchange for a new five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.15 per share. The warrant has a “cashless” exercise provision and a 9.99% beneficial ownership limitation. The fair value of the warrant was calculated using the Black-Scholes pricing model at $7,506, with the following assumptions: risk-free interest rate of 1.89%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments.”

Note Payable – Capital Leases

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of March 31, 2017, the Company owed Everbank $53,515 pursuant to this capital lease.

During the three months ended March 31, 2017 and 2016, the Company made payments on capital leases of $4,587 and $4,587, respectively.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES (CONTINUED)

Future minimum payments to which the Company is obligated pursuant to the capital leases as of December 31, 2016 are as follows:

2017 (April to December)	$13,761
2018	18,348
2019	18,348
2020	3,058
2021	---

Total	$53,515

NOTE 8 – SHAREHOLDERS’ DEFICIT

Issuance of Common Stock

On January 1, 2016, the Company made grants totaling 1,515,000 shares of common stock pursuant to the Company’s 2016 Equity Incentive Plan (the “EIP”). The grants are subject to time-based vesting requirements and generally vest a portion upon grant and the balance on a straight-line basis over a period of four years. Shares vested and issued upon grant on January 1, 2016 totaled 600,000. The share grants were valued at $0.05 per share. See section below entitled “Employee Equity Incentive Plan” for further discussion of the EIP.

During February 2017, the Company sold 2,100,000 shares of common stock to three separate investors. The Company received $210,000 in proceeds from the sale. The shares were issued at a share price of $0.10 per share.

Common Stock Issuable

As of March 31, 2017 and December 31, 2016, the Company was obligated to issue 171,400 and 80,643 shares of common stock in exchange for professional services provided by a third party during 2016 and the first quarter of 2017. During the three months ended March 31, 2017, the Company recognized expense related to these shares of $8,903.

As of March 31, 2017 and December 31, 2016, the Company was obligated to issue 207,500 and -0- shares of common stock to employees under the EIP as a result of grants made in 2016 that vested during the first quarter of 2017 for which shares were not issued as of March 31, 2017. See section below entitled “Employee Equity Incentive Plan” for further discussion of the EIP.

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2017 are summarized as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at beginning of the period	10,576,389	$0.08
Granted during the period	7,500,000	$0.41
Exercised during the period	---	$ ---
Terminated during the period	---	$ ---
Outstanding at end of the period	18,076,389	$0.22

Exercisable at end of the period	18,076,389	$0.22

Weighted average remaining life	4.9 years

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2017:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.05 to 0.09	8,388,889	5.1	$0.08	8,388,889	$0.08
$0.10 to 0.15	2,687,500	4.4	$0.11	2,687,500	$0.11
$0.25	4,000,000	5.0	$0.25	4,000,000	$0.25
$0.50	2,000,000	5.0	$0.50	2,000,000	$0.50
$1.00	1,000,000	5.0	$1.00	1,000,000	$1.00
$0.05 to 1.00	18,076,389	4.9	$0.22	18,076,389	$0.22

During the three months ended March 31, 2017, the Company issued 7,500,000 warrants. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.89% to 1.95%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the three months ended March 31, 2017 was $64,141.

Employee Equity Incentive Plan

On January 1, 2016, the Company instituted the EIP for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future.

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the three months ended March 31, 2017:

Outstanding at beginning of the period		1,552,500
Granted during the period		---
Terminated during the period		(85,000)
Outstanding at end of the period		1,467,500

Shares vested at period-end		807,500
Weighted average grant date fair value of shares granted during the period	$	---
Aggregate grant date fair value of shares granted during the period	$	---
Shares available for grant pursuant to EIP at period-end		11,686,184

The aggregate grant date fair value of shares granted pursuant to the EIP in the three months ended March 31, 2017 and 2016 was $-0- and $60,600, respectively (net of expected forfeitures). Grants made during three months ended March 31, 2016 were valued at $0.05 per share, which is the price at which the Company’s common shares were last sold at that time. Total stock based compensation recognized for grants under the EIP was $3,150 and $3,030 during the three months ended March 31, 2017 and 2016. Total unrecognized stock compensation related to these grants was $47,490 as of March 31, 2017.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of nonvested shares issued pursuant to the EIP as of March 31, 2017 presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	940,000	$0.04
Granted	---	$ ---
Vested	(207,500)	$0.04
Forfeited	(85,000)	$0.04
Nonvested at March 31, 2017	647,500	$0.04

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the three months ended March 31, 2017:

			Weighted
			Average
			Exercise
	Number		Price
Outstanding at beginning of the period		2,349,996	$0.12
Granted during the period		---	$ ---
Exercised during the period		---	$ ---
Terminated during the period		---	$ ---
Outstanding at end of the period		2,349,996	$0.12

Options exercisable at period-end		100,000
Weighted average remaining life (in years)		9.4
Weighted average grant date fair value of options granted during the period	$	---
Options available for grant at period-end		11,601,184

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2017:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.08	1,600,000	9.3	$0.08	100,000	$0.08
$0.20	749,996	9.7	$0.20	---	$ ---
$0.08 to 0.20	2,349,996	9.4	$0.12	100,000	$0.08

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of nonvested options issued pursuant to the EIP as of March 31, 2017 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,249,996	$0.12
Granted	---	$ ---
Vested	---	$ ---
Forfeited	---	$ ---
Nonvested at March 31, 2017	2,249,996	$0.12

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office buildings & certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Leases

The Company has two real estate leases in Naples, Florida. The Company entered into an operating lease for its main office in Naples, Florida beginning on August 1, 2013 and expiring July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. The Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum.

During the three months ended March 31, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement may be terminated by either party with 30 days’ written notice. During the three months ended March 31, 2017, the Company paid MOD $6,120 pursuant to this agreement and had prepaid an additional $11,348 toward future rent.

Total lease expense for the three months ended March 31, 2017 and 2016 was $61,760 and $91,856, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of March 31, 2017 are as follows:

2017 (April to December)	$198,320
2018	267,180
2019	273,856
2020	162,055
2021	---

Total	$901,411

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment/Consulting Agreements

The Company has employment agreements with each of its four physicians. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance based pay later in the contract. The contracts expire at various times between 2016 and 2019, with early termination available upon a notice period of 30-90 days during which compensation is paid to the physician but NWC has no further severance obligation. During 2016, DMD retired from practice to focus on his duties as CEO of HLKD.

On July 1, 2016, HLKD entered into an employment agreement with Dr. Michael Dent, Chief Executive Officer and a member of the Board of Directors. Dr. Dent’s employment agreement continues until terminated by Dr. Dent or HLKD. If Dr. Dent’s employment is terminated by HLKD (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Dr. Dent will be entitled to severance in an amount equal to 12 months of his then-current annual base salary, as well as the pro-rata portion of any bonus that would be due and payable to him. In the event that Dr. Dent terminates the employment agreement, he shall be entitled to any accrued but unpaid salary and other benefits up to and including the date of termination, and the pro-rata portion of any unvested time-based options up until the date of termination.

On July 1, 2016, HLKD entered into an agreement with Mr. George O’Leary, HLKD’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary or HLKD. If Mr. O’Leary employment is terminated by HLKD (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination.

NOTE 10 – SEGMENT REPORTING

The Company has two reportable segments: NWC and HLKD. NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice. The practice’s office is located in Naples, Florida. HLKD plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 10 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	NWC		HLKD		Total	NWC		HLKD		Total
Revenue
Patient service revenue, net		$476,118	$	---	$476,118		$513,567	$	---		$513,567
Medicare incentives		---		---	---		---		---		---
Total revenue		476,118		---	476,118		513,567		---		513,567

Operating Expenses
Salaries and benefits		344,954		122,920	467,874		304,805		35,618		340,423
General and administrative		177,333		212,693	390,026		268,906		46,393		315,299
Depreciation and amortization		5,655		53	5,708		5,083		---		5,083
Total Operating Expenses		527,942		335,666	863,608		578,794		82,011		660,805

Loss from operations		$(51,824)		$(335,666)	$(387,490)		$(65,227)		$(82,011)		$(147,238)

Other Segment Information
Interest expense		$5,760		$11,827	$17,587		$4,998	$	---		$4,998
Amortization of original issue and debt discounts on convertible notes	$	---		$72,044	$72,044	$	---	$	---	$	---

							As of December 31, 2016 (audited)
Identifiable assets		$248,255		$108,267	$356,522		$240,115		$89,396		$329,511

NOTE 11 – SUBSEQUENT EVENTS

During April 2017, the Company sold 1,850,000 shares of common stock to five investors. The Company received $185,000 in proceeds from the sale. The shares were issued at a share price of $0.10 per share.

On April 1, 2017, the Company entered into a three-year Marketing Agreement with MOD, a related party, pursuant to which MOD’s sales and marketing staff will market the HealthLynked Network to its physician customers in exchange for a semi-annual fee of $25,000.

On May 9, 2017, the Company’s common stock began trading on the OTCQB under the symbol “HLYK.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the word “believe,” “anticipate,” “expect” and word of similar import. These statements are based on certain assumptions and analyses made by the Company in light of its experience and assessment of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this prospectus. Except for the historical information contained herein, the discussion in this prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. The Company’s actual results could differ materially from those discussed here.

Overview

The Company filed its Articles of Incorporation on August 4, 2014. On September 3, 2014, the Company filed Amended Articles of Incorporation setting forth the total authorized shares of 250,000,000 shares, 230,000,000 of which are designated as common shares and 20,000,000 as “blank check” preferred stock. The Company also has 2,953,840 designated shares of Series A Preferred Stock.

On September 5, 2014, the Company entered into the Share Exchange Agreement with NWC, acquiring 100% of the LLC membership units of NWC through the issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the members of NWC.

NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and general practice located in Naples, Florida.

The Company plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

Prior to September 5, 2014, the Company was a shell company and had no material operations between formation and the merger date. The Company was formed for the purpose of acquiring NWC, and eventually developing its own online medical information system business as described above. Prior to the merger date, NWC was an ongoing operation that had been in existence since 1996. NWC generated revenues in the prior years.

Critical accounting policies and significant judgments and estimates

This management’s discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. The Company’s estimates are based on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the accounting policies discussed below are critical to understanding the Company’s historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Patient service revenues are recognized at the time of service for the net amount expected to be collected. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 50% of total billings. Trade accounts receivable are recorded at this net amount.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. There are no patients/customers that represent 10% or more of the Company’s revenue or accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Fair Value of Assets and Liabilities

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards have established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

●	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities

●	Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

●	Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Stock-Based Compensation

The Company accounts for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Outstanding stock options, warrants and other dilutive securities are excluded from the calculation of diluted net loss per common share if inclusion of these securities would be anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

The Company applied ASU 2015-03: Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs, and netted debt issue costs previously reported as assets with the related liability for presentation purposes.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. The Company intends to adopt this guidance for the year ended December 31, 2017. The Company has not yet evaluated the impact the adoption this standard will have on its results of operations upon adoption.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. The Company adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes the changes in our results of operations for the three months ended March 31, 2017 compared with the three months ended March 31, 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%
Patient service revenue, net	$476,118	$513,567	$(37,449)	-7%
Salaries and benefits	467,874	340,423	127,451	37%
General and administrative	390,026	315,299	74,727	24%
Depreciation and amortization	5,708	5,083	625	12%
(Loss) income from operations	(387,490)	(147,238)	(240,252)	163%
Amortization of original issue and debt discounts on convertible notes	(72,044)	---	(72,044)	100%
Interest expense	(17,587)	(4,998)	(12,589)	252%
Total other expenses	(89,631)	(4,998)	(84,633)	1693%

Net loss	$(477,121)	$(152,236)	$(324,885)	213%

Patient service revenue decreased by $37,449, or 7%, from 2016 to 2017, primarily as a result of Dr. Dent’s retirement from seeing patients during 2016 and a decrease in production resulting from turnover in physician staff, resulting in a decrease in gross billings of approximately 5%.

Salaries and benefits increased by $127,451, or 37%, in 2017 primarily as a result of increased salary expense associated with HLKD’s overhead.

General and administrative costs increased by $74,727, or 24%, in 2017 due primarily to the increase in legal, accounting and other professional and administrative costs associated with our preparation for the launch of the HealthLynked Network, as well as costs associated with our initial public listing.

Depreciation and amortization increased by $625, or 12%, in 2017 primarily as a result of new property and equipment acquisitions in the last three quarters of 2016 and the first quarter of 2017.

Loss from operations increased by $240,252, or 163%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and initial public listing, as well as slightly lower revenue in 2017.

Amortization of original issue and debt discounts of $72,044 during the three months ended March 31, 2017 resulted from amortization of discounts against convertible notes related to an original issue discount, beneficial conversion feature, and warrants issued with a convertible note in July 2016. The discounts, which totaled $322,958 at inception, are being amortized over the life of the note, which matures on July 7, 2017. There was no amortization in the three months ended March 31, 2016.

Interest expense increased by $12,589, or 252%, in 2017 as a result of interest accrued on convertible notes with a face value of $600,000 that were issued in July 2016, as well as on related party notes payable to Dr. Dent with a face value of $135,000 issued in the first quarter of 2017.

Total other expenses increased by $84,633, or 1,693%, as a result of amortization of original issue and debt discounts and higher interest expense related to convertible notes that were not outstanding in the first quarter of 2016.

Net loss increased by $324,885, or 213%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and public listing in 2017, as well as amortization of debt discounts and slightly lower revenue in 2017.

Liquidity and Capital Resources

Going Concern

As of March 31, 2017, the Company had a working capital deficit of $902,162 and accumulated deficit $2,601,340. For the three months ended March 31, 2017, the Company had a net loss of $477,121 and net cash used by operating activities of $325,190. Net cash used in investing activities was $5,147. Net cash provided by financing activities was $329,221, resulting principally from $210,000 from the proceeds of the sale of 2,100,000 shares of common stock and $135,000 proceeds from related party loans.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, HLKD (i) received proceeds of $374,000 from the sale of 6,167,500 shares of common stock, (ii) received net proceeds of $475,000 from the issuance of convertible promissory notes with a combined face value of $600,000, and (iii) entered into an arrangement with an equity line of credit arrangement with an investor pursuant to which the investor has agreed to purchase up to $3,000,000 of HLKD common stock over a three-year starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to the formula specified in the transaction documents, which limits the number of shares put to the investor to the number equal to the average trading volume of the Company’s common shares for the five consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2017, the Company received $210,000 from the sale of 2,100,000 shares of its common stock and $135,000 from the issuance of unsecured promissory notes to its founder, Dr. Michael Dent. In April 2017, the Company sold 1,850,000 shares of common stock to five investors at $0.10 per share and received $185,000 in proceeds.

Significant Liquidity Events

Through March 31, 2017, we have funded our operations principally through a combination of related party debt and private placements of our common stock.

On July 7, 2016, we entered into three financing transactions as described below. The transactions closed on July 11, 2016. First, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, for each $50,000 that the investor tenders to the Company for the purchase of shares of common stock, the investor was to be granted warrants for the purchase of an equivalent number of shares of common stock. The warrants were to expire five (5) years from their respective grant dates and have an exercise price equal to 130% of the weighted average purchase price for the respective “$50,000 increment.”

On March 22, 2017, the Company entered into the Amended Investment Agreement whereby the parties have agreed to modify the terms of Investment Agreement by providing that in lieu of granting the investor warrants for each $50,000 that the investor tenders to the Company, the Company shall grant, and has granted, to the investor warrants to purchase an aggregate of seven (7) million shares of common stock. The warrants shall have the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered.

Second, we entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The investors were also granted a five-year warrant to purchase 6,111,111 shares of the Company’s common stock at an exercise price of $0.09 per share. The $550k Note was originally scheduled to mature on April 11, 2017. In February 2017, the holder of the $550k Note agreed to extend the maturity date until July 7, 2017 in exchange for a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.15 per share.

Third, we entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). The $50k note was issued as a commitment fee payable to the investor in exchange for the investor’s commitment to enter into the $3,000,000 purchase described above, subject to registration of the shares underlying the commitment. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The embedded conversion feature did not have any intrinsic value at issuance.

In addition to these financing transactions, we sold 6,167,500 shares of common stock in private placement transactions during 2016, generating aggregate proceeds of $374,000. During the three months ended March 31, 2017, we received an additional $210,000 from the sale of 2,100,000 shares of our common stock in private placement transactions and subsequent to March 31, 2017, we received an additional $185,000 from the sale of 1,850,000 shares of our common stock in private placement transactions.

Plan of operation and future funding requirements

Our plan of operations is to operate NWC and continue to invest in our cloud-based online personal medical information and record archiving system, referred to as the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system.

We intend that HealthLynked will be introduced and marketed beginning in the second quarter of 2017 via direct sales force targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with MedOfficeDirect, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be direct physician sales through the use of regional sales representatives whom we will hire on a variable cost basis. In combination with our direct sales, we intend to also utilize internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physicians and patients.

If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

Our founder, Dr. Michael Dent, retired from seeing patients at NWC during 2016, which contributed in part to a decline in NWC’s revenue for the three months ended March 31, 2017 compared with the same period of 2016. We are in the process of replacing him with an experienced physician who is qualified to perform surgeries, which could potentially increase our revenue by up to $650,000 per year. Lastly, we intend to consider acquiring additional medical practices to increase our revenue and profitability as well as add to our patient network for marketing directly to new physicians’ patients.

We anticipate that we will need an additional $250,000 in each of the second, third and fourth quarters of 2017 to properly execute our business plan. We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received by us from the put rights associated with the $3,000,000 Investment Agreement. We expect to repay outstanding convertible notes, of which $550,000 face value matures on July 7, 2017 and $50,000 on July 11, 2017, from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from related parties and others. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. If we are unable to meet these requirements, we will not have access to funds under this arrangement. There can be no assurances that we will be able to meet these requirements, and if we are unable to do so then we will be required to seek alternative financing. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Historical Cash Flows

Our historical cash flows were as follows:

	Three Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(325,190)	$(44,711)
Investing Activities	(5,147)	---
Financing activities	329,221	54,324
Net increase (decrease) in cash	$(1,116)	$9,613

Operating Activities – During the three months ended March 31, 2017, we used cash from the operating activities of $325,190, as compared with $44,711 in the same period of 2016. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in legal, accounting and other overhead costs associated with preparing for product launch and public listing in 2017.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $5,147 in 2017 are comprised solely of computer equipment and furniture.

Financing Activities – During the three months ended March 31, 2017, we realized $210,000 proceeds from sales of our common stock and $135,000 from related party loans. We also made repayments on loans from related party loans in the amount of $11,192 and paid capital lease obligations of $4,587. During the three months ended March 31, 2016, we received proceeds of $74,000 from related party loans. We also made repayments of $3,968 against related party loans, $11,121 against notes payable, and $4,587 against capital lease obligations.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the three months ended March 31, 2017.

Other Outstanding Obligations at March 31, 2017

Warrants

As of March 31, 2017, 18,076,389 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.00.

Options

As of March 31, 2017, 2,349,996 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.20.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of March 31, 2017 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2017 (April to December)	$198,320	$13,761	$212,081
2018	267,180	18,348	285,528
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---

Total	$901,411	$53,515	$954,926

Operating lease commitments relate to two leases in Naples, Florida. The Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. The Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum.

Capital lease commitments are comprised of a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020.

Item 3. Quantitative and qualitative disclosures about market risk

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The material weaknesses consist of controls associated with segregation of duties and a lack of written policies and procedures for internal controls. To address the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2017, the Company sold 2,100,000 shares of common stock to three accredited investors. The Company received $210,000 in proceeds from the sale. The shares were issued at a share price of $0.10 per share.

In February 2017, the Company issued a warrant to an accredited investor purchase up to 500,000 shares of common stock at an exercise price of $0.15 per share. The warrant shall expire on February 10, 2020 and may be exercised on a cashless basis. The warrant has a 9.99% beneficial ownership limitation.

On March 22, 2017, the Company entered into an Amendment to Investment Agreement with Iconic Holdings LLC whereby the parties agreed to modify the terms of the Investment Agreement by providing that in lieu of granting the investor warrants for each $50,000 that the investor tenders to the Company, the Company shall grant, and has granted, to the investor warrants to purchase an aggregate of seven (7) million shares of common stock. The warrants shall have the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Private Placement Subscription Agreements (Filed as Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.2	Warrant Issued to Iconic Holdings LLC in February 2017 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.3	Amendment to Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.4	Warrant for Four Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.5	Warrant for Two Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017(Filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.6	Warrant for One Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 25, 2017)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2017

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

