Form 10-Q
period 2017-06-30
HealthLynked Corp
filed 2017-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 14, 2017, there were 70,166,138 shares of the issuer’s common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current Assets
Cash	$19,138	$58,716
Accounts receivable, net	144,601	146,874
Prepaid expenses	27,623	43,545
Deferred offering costs	147,224	---
Total Current Assets	338,586	249,135

Property, plant and equipment, net of accumulated depreciation of $716,351 and $704,785 as of June 30, 2017 and December 31, 2016, respectively	66,316	70,836
Deposits	9,540	9,540

Total Assets	$414,442	$329,511

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$151,796	$148,474
Capital leases, current portion	18,348	18,348
Due to related party, current portion	483,894	311,792
Convertible notes payable, net of original issue discount and debt discount of $68,459 and $114,332 as of June 30, 2017 and December 31, 2016, respectively	642,540	485,668
Total Current Liabilities	1,296,578	964,282

Long-Term Liabilities
Capital leases, long-term portion	30,580	39,754
Due to related party, long-term portion	247,821	237,157

Total Liabilities	1,574,979	1,241,193

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 230,000,000 shares authorized, 70,120,305 and 65,753,640 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7,012	6,575
Common stock issuable, $0.0001 par value; 447,338 and 80,643 shares as of June 30, 2017 and December 31, 2016, respectively	35,436	6,451
Additional paid-in capital	1,959,659	1,199,511
Accumulated deficit	(3,162,644)	(2,124,219)
Total Shareholders’ Deficit	(1,160,537)	(911,682)

Total Liabilities and Shareholders’ Deficit	$414,442	$329,511

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Patient service revenue, net	$516,798	$502,278	$992,916	$1,015,845

Operating Expenses
Salaries and benefits	495,131	360,701	963,005	701,124
General and administrative	498,378	319,861	888,404	635,160
Depreciation and amortization	5,859	5,003	11,567	10,086
Total Operating Expenses	999,368	685,565	1,862,976	1,346,370

(Loss) income from operations	(482,570)	(183,287)	(870,060)	(330,525)

Other Income (Expenses)
Amortization of original issue and debt discounts on convertible notes	(58,524)	---	(130,568)	---
Interest expense	(20,210)	(5,984)	(37,797)	(10,982)
Total other expenses	(78,734)	(5,984)	(168,365)	(10,982)

Net loss before provision for income taxes	(561,304)	(189,271)	(1,038,425)	(341,507)

Provision for income taxes	---	---	---	---

Net loss	$(561,304)	$(189,271)	$(1,038,425)	$(341,507)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares:
Basic	69,411,880	55,281,317	68,028,225	55,002,210
Fully diluted	69,411,880	55,281,317	68,028,225	55,002,210

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2016	65,753,640	6,575	6,451	1,199,511	(2,124,219)	(911,682)

Sale of common stock	4,366,665	437	---	519,563	---	520,000
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	73,696	---	73,696
Fair value of warrants issued pursuant to Amended Investment Agreement	---	---	---	153,625	---	153,625
Consultant fees payable with common shares and warrants	---	---	28,964	2,116	---	31,080
Shares and options issued pursuant to employee equity incentive plan	---	---	21	11,148	---	11,169
Net loss	---	---	---	---	(1,038,425)	(1,038,425)

Balance at June 30, 2017 (unaudited)	70,120,305	7,012	35,436	1,959,659	(3,162,644)	(1,160,537)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017		2016
Cash Flows from Operating Activities
Net loss		$(1,038,425)		$(341,507)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		11,567		10,086
Stock based compensation, including amortization of prepaid fees		48,650		74,893
Amortization of original issue discount and debt discount on convertible notes		130,568		---
Changes in operating assets and liabilities:
Accounts receivable		2,273		118,542
Prepaid expenses and deposits		15,921		37,606
Accounts payable and accrued expenses		3,322		(92,442)
Due to related party, current portion		16,488		8,490
Net cash used in operating activities		(809,636)		(184,332)

Cash Flows from Investing Activities
Acquisition of property and equipment		(7,046)		(4,201)
Net cash used in investing activities		(7,046)		(4,201)

Cash Flows from Financing Activities
Proceeds from sale of common stock		520,000		299,000
Proceeds from issuance of convertible notes		100,000		---
Proceeds from related party loans		177,470		176,500
Repayment of related party loans		(11,192)		(34,647)
Repayment of bank loan		---		(29,096)
Payments on capital leases		(9,174)		(9,174)
Net cash provided by financing activities		777,104		402,583

Net increase (decrease) in cash		(39,578)		214,050
Cash, beginning of period		58,716		29,779

Cash, end of period		$19,138		$243,829

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$699		$2,492
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable, recognized as discount against convertible notes payable		$7,506	$	---
Fair value of warrants issued pursuant to Amended Investment Agreement		$153,625	$	---
Common stock to be issued now issued	$	---		$45,000
Fair value of warrants, beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$66,190	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corporation, a Nevada corporation (the “Company” or “HLYK”) filed its Articles of Incorporation on August 4, 2014. On September 3, 2014 HLYK filed Amended Articles of Incorporation clarifying that the total authorized shares of 250,000,000 shares are broken up between 230,000,000 common shares and 20,000,000 preferred shares.

On September 5, 2014, HLYK entered into a share exchange agreement (the “Share Exchange Agreement”) with Naples Women’s Center LLC (“NWC”), a Florida Limited Liability Company (“LLC”), acquiring 100% of the LLC membership units of NWC through the issuance of 50,000,000 shares of HLYK common stock to the members of NWC (the “Restructuring”).

NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice located in Naples, Florida.

HLYK plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2016 and 2015, respectively, which are included in Amendment #2 to the Company’s Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission on March 23, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

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

JUNE 30, 2017 AND 2016

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 50% of total billings. Trade accounts receivable are recorded at this net amount. As of June 30, 2017 and December 31, 2016, the Company’s gross accounts receivable were $327,894 and $333,804, respectively, and net accounts receivable were $144,601 and $146,874, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation for the three months ended June 30, 2017 and 2016 was $4,587 and $4,587, respectively. The related depreciation for the six months ended June 30, 2017 and 2016 was $9,174 and $9,174, respectively. Accumulated depreciation of capitalized leases was $294,564 and $285,390 at June 30, 2017 and December 31, 2016, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of June 30, 2017 and December 31, 2016.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

JUNE 30, 2017 AND 2016

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six month periods ended June 30, 2017 and 2016, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2017 and 2016, potentially dilutive securities were comprised of (i) 18,566,389 and 2,000,000 warrants outstanding, respectively, (ii) 2,349,996 and -0- stock options outstanding, respectively, and (iii) 7,692,143 and -0- shares issuable upon conversion of convertible notes, respectively.

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

JUNE 30, 2017 AND 2016

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of June 30, 2017, the Company had a working capital deficit of $957,992 and accumulated deficit $3,162,644. For the six months ended June 30, 2017, the Company had a net loss of $1,038,425 and net cash used by operating activities of $809,636. Net cash used in investing activities was $7,046. Net cash provided by financing activities was $777,104, resulting principally from $520,000 from the proceeds of the sale of 4,366,665 shares of common stock, $177,470 proceeds from related party loans and $100,000 net proceeds from the issuance of convertible notes.

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

During the year ended December 31, 2016, HLYK (i) received proceeds of $374,000 from the sale of 6,167,500 shares of common stock, (ii) received net proceeds of $475,000 from the issuance of convertible promissory notes with a combined face value of $600,000, and (iii) entered into the Investment Agreement pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the six months ended June 30, 2017, the Company received $520,000 from the proceeds of the sale of 4,366,665 shares of common stock, $177,470 proceeds from related party loans and $100,000 net proceeds from the issuance of convertible notes.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the $3,000,000 Investment Agreement. The Company expects to repay its outstanding convertible notes – of which $111,000 face value matures on January 22, 2018, $550,000 on July 7, 2018, and $50,000 on July 11, 2018 – from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

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

On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Amended Investment Agreement. The fair value of the warrants was calculated using the Black-Scholes pricing model at $96,990, with the following assumptions: risk-free interest rate of 1.74%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero.

This fair value of the warrants was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three and six months ended June 30, 2017, the Company recognized $4,041 in general and administrative expense related to the cost of the warrants.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
		(audited)
Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	426,867	419,821

Total Property, plant and equipment	782,667	775,621
Less: accumulated depreciation	(716,351)	(704,785)

Property, plant and equipment, net	$66,316	$70,836

NOTE 6 – DUE TO/FROM RELATED PARTY

Amounts due to related parties as of June 30, 2017 and December 31, 2016 were comprised of the following:

	June 30,	December 31,
	2017	2016
Current portion:		(audited)
Due to Dr. Michael Dent	$183,294	$ ---
Deferred compensation, Dr. Michael Dent	300,600	300,600
Due to MedOffice Direct	---	11,192
Total current portion	483,894	311,792

Long term portion:
Due to Dr. Michael Dent	247,821	237,157

Total due to related parties	$731,715	$548,949

Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of June 30, 2017 and December 31, 2016 was $32,772 and $22,108, respectively.

During the six months ended June 30, 2017, the Company borrowed $172,500 from Dr. Dent in the form of four separate unsecured promissory notes dated January 12, 2017 ($35,000), January 18, 2017 ($20,000), January 24, 2017 ($50,000), February 9, 2017 ($30,000), April 20, 2017 ($10,000) and June 15, 2017 ($32,500) (collectively, the “2017 DMD Notes”). Each of the notes bears interest at 10% per annum (with the exception of the April 20, 2017 note, which bears interest at 15%) and has a maturity date one year from the issuance date. Interest accrued on the 2017 DMD Notes as of June 30, 2017 and December 31, 2016 was $3,366 and -0-, respectively.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 6 – DUE TO/FROM RELATED PARTY (CONTINUED)

During the three months ended June 30, 2017 and 2016, the Company accrued interest on notes payable and deferred compensation due to DMD of $8,727 and $5,083, respectively. During the six months ended June 30, 2017 and 2016, the Company accrued interest on notes payable and deferred compensation due to DMD of $16,487 and $8,814, respectively.

During the six months ended June 30, 2016, DMD provided new loans totaling $176,500, and NWC repaid DMD $34,647. The Company also accrued interest on amounts due to DMD of $8,490.

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

During the six months ended June 30, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the three and six months ended June 30, 2017, the Company recognized rent expense related to the marketing agreement in the amount of $6,120 and $12,240, respectively, pursuant to this agreement and had prepaid an additional $7,146 toward future rent as of June 30, 2017.

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES

Notes payable as of June 30, 2017 and December 31, 2016 are comprised of the following:

	June 30,	December 31,
	2017	2016
		(audited)
Convertible notes payable	$642,540	$485,668
Note payable, New Everbank Lease (Capital leases)	48,928	58,102

Total notes payable	691,468	543,770
Less: convertible notes payable, current portion	(642,540)	(485,668)
Less: note payable, New Everbank Lease (Capital leases), current portion	(18,348)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$30,580	$39,754

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES (CONTINUED)

Convertible Notes Payable – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note was originally schedule to mature on April 11, 2017. During February 2017, the holder of the $550k Note agreed to extend the maturity date until July 7, 2017 in exchange for a five-year warrant to purchase 500,000 shares of HLYK common stock at an exercise price of $0.15 per share. On August 8, 2017, in exchange for a five-year warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share, the holder of the $550k Note agreed to (i) further extend the maturity date of the $550k Note until July 7, 2018, and (ii) further extend the maturity date of the $50k Note (as defined herein) until July 11, 2018. The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 6,111,111 shares of the Company’s common stock at an exercise price of $0.09 per share. The fair value of the warrants was calculated using the Black-Scholes pricing model at $157,812, with the following assumptions: risk-free interest rate of 0.97%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The net proceeds from the issuance of the $550k Note, being $500,000 after the original issue discount, were then allocated to the warrants and the convertible note instrument based on their relative fair values, of which $111,479 was allocated to the warrants and $388,521 to the convertible note. The intrinsic value of the embedded conversion feature of the $550k note was then calculated as $161,479. The original issue discount, warrants and embedded conversion feature were then allocated and recorded as discounts against the carrying value of the $550k Note.  The final allocation of the proceeds at inception was as follows:

Original issue discount	$50,000
Warrants	111,479
Embedded conversion feature	161,479
Convertible note	227,042

Face value of convertible note	$550,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $550k Note. Amortization expense related to these discounts in the three months ended June 30, 2017 and 2016 was $46,237 and $-0-, respectively. Amortization expense related to these discounts in the six months ended June 30, 2017 and 2016 was $118,281 and $-0-, respectively. As of June 30, 2017, the unamortized discount was $3,557. As of June 30, 2017, the $550k note was convertible into 6,875,000 of the Company’s common shares.

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). On August 8, 2017, in exchange for a five-year warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share, the holder of the $550k Note agreed to (i) further extend the maturity date of the $550k Note until July 7, 2018, and (ii) further extend the maturity date of the $50k Note until July 11, 2018. The $50k note was issued as a commitment fee payable to the ELOC investor in exchange for the investor’s commitment to enter into the ELOC, subject to registration of the shares underlying the ELOC. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The embedded conversion feature did not have any intrinsic value at issuance. Accordingly, the full face value of $50,000 was allocated to the convertible note instrument. As of June 30, 2017, the $50k Note was convertible into 500,000 of the Company’s common shares.

During the six months ended June 30, 2017 and 2016, the Company made no repayments on convertible notes. During the three months ended June 30, 2017 and 2016, the Company recorded interest expense on the above convertible notes totaling $9,474 and $-0-, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded interest expense on the above convertible notes totaling $18,844 and $-0-, respectively.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES (CONTINUED)

Note Extensions and Warrants Granted

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

On August 8, 2017, in exchange for a five-year warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share, the holder of the $550k Note agreed to (i) further extend the maturity date of the $550k Note until July 7, 2018, and (ii) further extend the maturity date of the $50k Note until July 11, 2018. The warrant has a “cashless” exercise provision and a 9.99% beneficial ownership limitation.

Convertible Notes Payable – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000 (the “$111k Note”). The $111k Note matures on January 22, 2018. The $111k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.35 per share, and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share. The fair value of the warrants was calculated using the Black-Scholes pricing model at $42,305, with the following assumptions: risk-free interest rate of 1.80%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The net proceeds from the issuance of the $111k Note, being $100,000 after the original issue discount, were then allocated to the warrants and the convertible note instrument based on their relative fair values, of which $27,595 was allocated to the warrants and $72,405 to the convertible note. The intrinsic value of the embedded conversion feature of the $111k note was then calculated as $38,595. The original issue discount, warrants and embedded conversion feature were then allocated and recorded as discounts against the carrying value of the $111k Note. The final allocation of the proceeds at inception was as follows:

Original issue discount	$11,000
Warrants	27,595
Embedded conversion feature	38,595
Convertible note	33,810

Notes payable and bank loans, long-term portion	$111,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $111k Note. Amortization expense related to these discounts in the three and six months ended June 30, 2017 and 2016 was $12,287 and $-0-, respectively. As of June 30, 2017, the unamortized discount was $64,903. As of June 30, 2017, the $550k note was convertible into 317,143 of the Company’s common shares.

During the six months ended June 30, 2017 and 2016, the Company made no repayments on the $111k Note. During the three and months ended June 30, 2017 and 2016, the Company recorded interest expense on the $111k Note totaling $1,767 and $-0-, respectively.

Note Payable – Capital Leases

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of June 30, 2017, the Company owed Everbank $48,928 pursuant to this capital lease.

During the six months ended June 30, 2017 and 2016, the Company made payments on capital leases of $9,174 and $9,174, respectively.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – NOTES PAYABLE INCLUDING CONVERTIBLE NOTES (CONTINUED)

Future minimum payments to which the Company is obligated pursuant to the capital leases as of June 30, 2017 are as follows:

2017 (July to December)	$9,174
2018	18,348
2019	18,348
2020	3,058
2021	---

Total	$48,928

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

During June 2017, the Company sold 416,665 shares of common stock to four investors. The Company received $125,000 in proceeds from the sale. The shares were issued at a share price of $0.30 per share.

Common Stock Issuable

As of June 30, 2017 and December 31, 2016, the Company was obligated to issue 239,838 and 80,643 shares of common stock, respectively, in exchange for professional services provided by a third party during 2016 and the first six months of 2017. During the three and six months ended June 30, 2017, the Company recognized expense related to these shares of $20,062 and $28,964, respectively.

As of June 30, 2017 and December 31, 2016, the Company was obligated to issue 207,500 and -0- shares of common stock, respectively, to employees under the EIP as a result of grants made in 2016 that vested during the first six months of 2017 for which shares were not issued as of June 30, 2017. See section below entitled “Employee Equity Incentive Plan” for further discussion of the EIP.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2017 are summarized as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at beginning of the period	10,576,389	$0.08
Granted during the period	7,990,000	$0.42
Exercised during the period	---	$ ---
Terminated during the period	---	$ ---
Outstanding at end of the period	18,566,389	$0.23

Exercisable at end of the period	18,566,389	$0.23

Weighted average remaining life	4.7 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2017:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.05 to 0.09	8,388,889	4.9	$0.08	8,388,889	$0.08
$0.10 to 0.15	2,687,500	4.1	$0.11	2,687,500	$0.11
$0.25 to 0.50	6,300,000	4.7	$0.33	6,300,000	$0.33
$0.51 to 1.00	1,190,000	4.8	$0.97	1,190,000	$0.97
$0.05 to 1.00	18,566,389	4.7	$0.23	18,566,389	$0.23

During the six months ended June 30, 2017, the Company issued 7,990,000 warrants. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.74% to 1.95%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the six months ended June 30, 2017 was $205,551.

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

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the six months ended June 30, 2017:

Outstanding at beginning of the period		1,552,500
Granted during the period		---
Terminated during the period		(110,000)
Outstanding at end of the period		1,442,500

Shares vested at period-end		813,750
Weighted average grant date fair value of shares granted during the period	$	---
Aggregate grant date fair value of shares granted during the period	$	---
Shares available for grant pursuant to EIP at period-end		11,711,184

Total stock based compensation recognized for grants under the EIP was $6,020 and $6,060 during the six months ended June 30, 2017 and 2016. Total unrecognized stock compensation related to these grants was $38,500 as of June 30, 2017.

A summary of the status of non-vested shares issued pursuant to the EIP as of June 30, 2017 presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2017	940,000	$0.04
Granted	---	$ ---
Vested	(207,500)	$0.04
Forfeited	(110,000)	$0.05
Non-vested at June 30, 2017	622,500	$0.04

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the six months ended June 30, 2017:

			Weighted
			Average
			Exercise
	Number		Price
Outstanding at beginning of the period		2,349,996	$0.12
Granted during the period		---	$ ---
Exercised during the period		---	$ ---
Terminated during the period		---	$ ---
Outstanding at end of the period		2,349,996	$0.12

Options exercisable at period-end		100,000
Weighted average remaining life (in years)		9.1
Weighted average grant date fair value of options granted during the period	$	---
Options available for grant at period-end		11,711,184

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2017:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.08	1,600,000	9.0	$0.08	100,000	$0.08
$0.20	749,996	9.4	$0.20	---	$ ---
$0.08 to 0.20	2,349,996	9.1	$0.12	100,000	$0.08

A summary of the status of non-vested options issued pursuant to the EIP as of June 30, 2017 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2017	2,249,996	$0.12
Granted	---	$ ---
Vested	---	$ ---
Forfeited	---	$ ---
Non-vested at June 30, 2017	2,249,996	$0.12

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office buildings & certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the six months ended June 30, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the three and six months ended June 30, 2017, the Company recognized rent expense related to the marketing agreement in the amount of $6,120 and $12,240, respectively, pursuant to this agreement and had prepaid an additional $7,146 toward future rent as of June 30, 2017.

Total lease expense for the three months ended June 30, 2017 and 2016 was $78,530 and $95,225, respectively. Total lease expense for the six months ended June 30, 2017 and 2016 was $140,290 and $187,081, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of June 30, 2017 are as follows:

2017 (July to December)	$144,454
2018	281,460
2019	273,856
2020	162,055
2021	---

Total	$861,824

Employment/Consulting Agreements

The Company has employment agreements with each of its four physicians. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance based pay later in the contract. The contracts expire at various times between 2016 and 2019, with early termination available upon a notice period of 30-90 days during which compensation is paid to the physician but NWC has no further severance obligation. During 2016, DMD retired from practice to focus on his duties as CEO of HLYK.

On July 1, 2016, HLYK entered into an employment agreement with Dr. Michael Dent, Chief Executive Officer and a member of the Board of Directors. Dr. Dent’s employment agreement continues until terminated by Dr. Dent or HLYK. If Dr. Dent’s employment is terminated by HLYK (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Dr. Dent will be entitled to severance in an amount equal to 12 months of his then-current annual base salary, as well as the pro-rata portion of any bonus that would be due and payable to him. In the event that Dr. Dent terminates the employment agreement, he shall be entitled to any accrued but unpaid salary and other benefits up to and including the date of termination, and the pro-rata portion of any unvested time-based options up until the date of termination.

On July 1, 2016, HLYK entered into an agreement with Mr. George O’Leary, HLYK’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary or HLYK. If Mr. O’Leary employment is terminated by HLYK (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination.

NOTE 10 – SEGMENT REPORTING

The Company has two reportable segments: NWC and HLYK. NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice. The practice’s office is located in Naples, Florida. HLYK plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 10 – SEGMENT REPORTING (CONTINUED)

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	NWC		HLKD		Total	NWC		HLKD		Total
Revenue
Patient service revenue, net		$516,798	$	---	$516,798		$502,278	$	---		$502,278
Medicare incentives		---		---	---		---		---		---
Total revenue		516,798		---	516,798		502,278		---		502,278

Operating Expenses
Salaries and benefits		334,484		160,647	495,131		349,791		10,910		360,701
General and administrative		213,501		284,877	498,378		283,281		36,580		319,861
Depreciation and amortization		5,602		257	5,859		5,003		---		5,003
Total Operating Expenses		553,587		445,781	999,368		638,075		47,490		685,565

Loss from operations		$(36,789)		$(445,781)	$(482,570)		$(135,797)		$(47,490)		$(183,287)

Other Segment Information
Interest expense		$5,603		$14,607	$20,210		$5,984	$	---		$5,984
Amortization of original issue and debt discounts on convertible notes	$	---		$58,524	$58,524	$	---	$	---	$	---

	As of June 30, 2017					As of December 31, 2016
Identifiable assets		$242,327		$172,115	$414,442		$240,115		$89,396		$329,511

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 10 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016
	NWC		HLKD		Total	NWC		HLKD		Total
Revenue
Patient service revenue, net		$992,916	$	---	$992,916		$1,015,845	$	---		$1,015,845
Medicare incentives		---		---	---		---		---		---
Total revenue		992,916		---	992,916		1,015,845		---		1,015,845

Operating Expenses
Salaries and benefits		679,438		283,567	963,005		654,596		46,528		701,124
General and administrative		390,834		497,570	888,404		552,187		82,973		635,160
Depreciation and amortization		11,257		310	11,567		10,086		---		10,086
Total Operating Expenses		1,081,529		781,447	1,862,976		1,216,869		129,501		1,346,370

Loss from operations		$(88,613)		$(781,447)	$(870,060)		$(201,024)		$(129,501)		$(330,525)

Other Segment Information
Interest expense		$11,363		$26,434	$37,797		$10,982	$	---		$10,982
Amortization of original issue and debt discounts on convertible notes	$	---		$130,568	$130,568	$	---	$	---	$	---

NOTE 11 – SUBSEQUENT EVENTS

On July 10, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”) to Power Up Lending Group, Ltd. (the “PULG”). The transaction was closed and funds transferred on July 11, 2017. $3,000 of the proceeds of the $53k Note were used to pay PULG’s diligence and legal fees. The $53k Note has an interest rate of 10% and a default interest rate of 22%. The $53k Note may be converted into common stock of the Company by PULG at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $53k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On July 11, 2017, the Company entered into a Factoring Agreement with PULG pursuant to which the Company received an advance of $26,000 before closing fees. The Company is required to repay the advance at the rate of $1,372 per week until the balance of $34,580, plus interest at a rate of 5% per annum, has been repaid.

During July 2017, the Company sold 45,833 shares of common stock to three separate investors. The Company received $13,000 in proceeds from the sale. The shares were issued at a share price of $0.30 per share with respect to 38,333 shares and at $0.20 per share with respect to 7,500 shares.

On August 8, 2017, in exchange for a five-year warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share, the holder of the $550k Note and $50k Note agreed to (i) further extend the maturity date of the $550k Note until July 7, 2018, and (ii) further extend the maturity date of the $50k Note until July 11, 2018.

On August 9, 2017, the Company entered into a second Factoring Agreement with PULG pursuant to which the Company received an advance of $51,000 before closing fees. The Company is required to repay the advance at the rate of $2,752 per week until the balance of $69,360, plus interest at a rate of 8% per annum, has been repaid.

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

Overview

The Company filed its Articles of Incorporation on August 4, 2014 in Nevada. On September 3, 2014, the Company filed Amended Articles of Incorporation setting forth the total authorized shares of 250,000,000 shares, 230,000,000 of which are designated as common shares and 20,000,000 as “blank check” preferred stock. The Company also has 2,953,840 designated shares of Series A Preferred Stock.

On September 5, 2014, the Company entered into the Share Exchange Agreement with NWC, acquiring 100% of the LLC membership units of NWC through the issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the members of NWC.

NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and general practice located in Naples, Florida.

The Company plans to operate online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

The Company was formed for the purpose of acquiring NWC, and eventually developing its own online medical information system business as described above. Prior to the share exchange, NWC was an ongoing operation that had been in existence since 1996. NWC generated revenues in the prior years.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes the changes in our results of operations for the three months ended June 30, 2017 compared with the three months ended June 30, 2016:

	Three Months Ended June 30,		Change
	2017	2016	$	%
Patient service revenue, net	$516,798	$502,278	$14,520	3%
Salaries and benefits	495,131	360,701	134,430	37%
General and administrative	498,378	319,861	178,517	56%
Depreciation and amortization	5,859	5,003	856	17%
(Loss) income from operations	(482,570)	(183,287)	(299,283)	163%
Amortization of original issue and debt discounts on convertible notes	(58,524)	---	(58,524)	---
Interest expense	(20,210)	(5,984)	(14,226)	238%
Total other expenses	(78,734)	(5,984)	(72,750)	1216%

Net loss	$(561,304)	$(189,271)	$(372,033)	197%

Patient service revenue increased by $14,520, or 3%, from 2016 to 2017, primarily as a result of increased collections on similar billing.

Salaries and benefits increased by $134,430, or 37%, in 2017 primarily as a result of increased salary expense associated with HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $178,517, or 56%, in 2017 primarily due to the increase in legal, accounting and other professional and administrative costs associated with our preparation for the launch of the HealthLynked Network, as well as costs associated with our initial public listing.

Depreciation and amortization increased by $856, or 17%, in 2017 primarily as a result of new property and equipment acquisitions in the second half of 2016 and the first half of 2017.

Loss from operations increased by $299,283, or 163%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and initial public listing.

During the three months ended June 30, 2017, amortization of original issue and debt discounts of $58,524 resulted from amortization of discounts against convertible notes related to an original issue discount, beneficial conversion feature, and warrants issued with convertible notes in July 2016 and May 2017. The discounts, which totaled $322,958 at inception of the $550k Note and $77,190 at inception of the $111k Note, are being amortized over the respective lives of the notes. There was no amortization during the three months ended June 30, 2016.

Interest expense increased by $14,226, or 238%, in 2017 as a result of interest accrued on convertible notes issued in July 2016 with a face value of $600,000, interest accrued on a convertible note issued in May 2017 with a face value of $111,000 and interest accrued on related party notes payable to Dr. Dent in 2017 with aggregate face value of $167,500.

Total other expenses increased by $72,750, or 1,216%, in 2017 as a result of amortization of original issue and debt discounts and higher interest expense related to convertible notes that were not outstanding in the second quarter of 2016.

Net loss increased by $372,033, or 197%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and public listing in 2017, as well as amortization of debt discounts on convertible notes.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes the changes in our results of operations for the six months ended June 30, 2017 compared with the six months ended June 30, 2016:

	Six Months Ended June 30,		Change
	2017	2016	$	%
Patient service revenue, net	$992,916	$1,015,845	$(22,929)	-2%
Salaries and benefits	963,005	701,124	261,881	37%
General and administrative	888,404	635,160	253,244	40%
Depreciation and amortization	11,567	10,086	1,481	15%
(Loss) income from operations	(870,060)	(330,525)	(539,535)	163%
Amortization of original issue and debt discounts on convertible notes	(130,568)	---	(130,568)	---
Interest expense	(37,797)	(10,982)	(26,815)	244%
Total other expenses	(168,365)	(10,982)	(157,383)	1433%

Net loss	$(1,038,425)	$(341,507)	$(696,918)	204%

Patient service revenue decreased by $22,929, or 2%, from 2016 to 2017, primarily as a result of Dr. Dent’s retirement from seeing patients during 2016 and a decrease in production resulting from turnover in physician staff, resulting in a decrease in gross billings of approximately 4%.

Salaries and benefits increased by $261,881, or 37%, in 2017 primarily as a result of increased salary expense associated with HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $253,244, or 40%, in 2017 due primarily to the increase in legal, accounting and other professional and administrative costs associated with our preparation for the launch of the HealthLynked Network, as well as costs associated with our initial public listing.

Depreciation and amortization increased by $1,481, or 15%, in 2017 primarily as a result of new property and equipment acquisitions in the second half of 2016 and the first half of 2017.

Loss from operations increased by $539,535, or 163%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and initial public listing, as well as slightly lower revenue in 2017.

Amortization of original issue and debt discounts of $130,568 during the six months ended June 30, 2017 resulted from amortization of discounts against convertible notes related to an original issue discount, beneficial conversion feature, and warrants issued with convertible notes in July 2016 and May 2017. The discounts, which totaled $322,958 at inception of the $550k Note and $77,190 at inception of the $111k Note, are being amortized over the respective lives of the notes. There was no amortization in the six months ended June 30, 2016.

Interest expense increased by $26,815, or 244%, in 2017 as a result of interest accrued on convertible notes issued in July 2016 with a face value of $600,000, interest accrued on a convertible note issued in May 2017 with a face value of $111,000 and interest accrued on related party notes payable to Dr. Dent in 2017 with aggregate face value of $167,500.

Total other expenses increased by $157,383, or 1,433%, as a result of amortization of original issue and debt discounts and higher interest expense related to convertible notes that were not outstanding in the first half of 2016.

Net loss increased by $696,918, or 204%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and public listing in 2017, as well as amortization of debt discounts and slightly lower revenue in 2017.

Liquidity and Capital Resources

Going Concern

As of June 30, 2017, the Company had a working capital deficit of $957,992 and accumulated deficit $3,162,644. For the six months ended June 30, 2017, the Company had a net loss of $1,038,425 and net cash used by operating activities of $809,636. Net cash used in investing activities was $7,046. Net cash provided by financing activities was $777,104, resulting principally from $520,000 from the proceeds of the sale of 4,366,665 shares of common stock, $177,470 proceeds from related party loans and $100,000 net proceeds from the issuance of convertible notes.

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

During the year ended December 31, 2016, HLYK (i) received proceeds of $374,000 from the sale of 6,167,500 shares of common stock, (ii) received net proceeds of $475,000 from the issuance of convertible promissory notes with a combined face value of $600,000, and (iii) entered into the Investment Agreement pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the six months ended June 30, 2017, the Company received $520,000 from the proceeds of the sale of 4,366,665 shares of common stock, $177,470 proceeds from related party loans and $100,000 net proceeds from the issuance of convertible notes.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the $3,000,000 Investment Agreement. The Company expects to repay its outstanding convertible notes – of which $111,000 face value matures on January 22, 2018, $550,000 on July 7, 2018, and $50,000 on July 11, 2018 – from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, the Company’s common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. If the Company is unable to meet these requirements, it will not have access to funds under the Investment Agreement. There can be no assurances that the Company will be able to meet these requirements, and if the Company is unable to do so then it will be required to seek alternative financing. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through June 30, 2017, we have funded our operations principally through a combination of related party debt and private placements of our common stock, as described below.

On July 7, 2016, we entered into three financing transactions as described below. The transactions closed on July 11, 2016.

●	First, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered.

●	Second, we entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000. The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The investors were also granted a five-year warrant to purchase 6,111,111 shares of the Company’s common stock at an exercise price of $0.09 per share. The $550k Note was originally scheduled to mature on April 11, 2017. In February 2017, the holder of the $550k Note agreed to extend the maturity date first until July 7, 2017 in exchange for a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.15 per share and, most recently, until July 7, 2018 (as well as extend the maturity date of the $50k Note to July 11, 2018) in exchange for a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.30 per share.

●	Third, we entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017. The $50k note was issued as a commitment fee payable to the investor in exchange for the investor’s commitment to enter into the $3,000,000 purchase described above, subject to registration of the shares underlying the commitment. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The embedded conversion feature did not have any intrinsic value at issuance. On August 8, 2017, the holder of the Note agreed to extend the maturity date until July 11, 2018 (as well as extend the maturity date of the $550k Note to July 7, 2018) in exchange for a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.30 per share.

On May 22, 2017, we entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note matures on January 22, 2018. The $111k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.35 per share, and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share.

In addition to these financing transactions, we also sold 6,167,500 shares of common stock in private placement transactions during 2016, generating aggregate proceeds of $374,000. During the six months ended June 30, 2017, we received an additional $520,000 from the sale of 4,366,665 shares of our common stock in private placement transactions.

Plan of operation and future funding requirements

Our plan of operations is to operate NWC and continue to invest in our cloud-based online personal medical information and record archiving system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud based system.

During June 2017, we test-launched the HealthLynked Network in three test markets in Florida. We intend to market the HealthLynked Network via direct sales force targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with online medical supplies retailer MedOfficeDirect, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be direct physician sales through the use of regional sales representatives whom we will hire as access to capital allows. In combination with our direct sales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members.

If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

Our founder, Dr. Michael Dent, retired from seeing patients at NWC during 2016, which contributed in part to a decline in NWC’s revenue for the six months ended June 30, 2017 compared with the same period of 2016. We are in the process of replacing him with an experienced physician who is qualified to perform complex surgeries, which could potentially increase our revenue by up to $650,000 per year. Lastly, we intend to consider acquiring additional medical practices to increase our revenue and profitability as well as add to our patient network for marketing directly to new physicians’ patients.

We anticipate that we will need an additional $375,000 in each of the third and fourth quarters of 2017 and first and second quarters of 2017 to properly execute our business plan. We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received by us from the put rights associated with the $3,000,000 Investment Agreement. We expect to repay outstanding convertible notes – of which $111,000 face value matures on January 22, 2018, $550,000 on July 7, 2018, and $50,000 on July 11, 2018 – from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from related parties and others. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and June 30, 2017, our daily trading volume averaged only about 3,300 shares per day. Until our stock reaches more substantial volumes, the amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will not be sufficient to meet our capital requirements. If we are unable to access sufficient funds upon the exercise of the put rights granted to us under the Investment Agreement, then we will be required to seek alternative financing. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Historical Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(809,636)	$(184,332)
Investing Activities	(7,046)	(4,201)
Financing activities	777,104	402,583
Net increase (decrease) in cash	$(39,578)	$214,050

Operating Activities – During the six months ended June 30, 2017, we used cash from the operating activities of $809,636, as compared with $184,332 in the same period of 2016. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in legal, accounting and other overhead costs associated with preparing for product launch and public listing in 2017.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $7,046 in the six months ended June 30, 2017 and $4,201 in the six months ended June 30, 2016 are comprised solely of computer equipment and furniture.

Financing Activities – During the six months ended June 30, 2017, we realized $520,000 proceeds from sales of our common stock, $100,000 from the issuance of a convertible note, and $177,470 from related party loans. We also made repayments on loans from related party loans in the amount of $11,192 and paid capital lease obligations of $9,174. During the six months ended June 30, 2016, we received proceeds of $299,000 from the sale of common stock and $176,500 from related party loans. We also made repayments of $34,647 against related party loans, $29,096 against bank loans payable, and $9,174 against capital lease obligations.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the six months ended June 30, 2017.

Other Outstanding Obligations at June 30, 2017

Warrants

As of June 30, 2017, 18,566,389 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.00.

Options

As of June 30, 2017, 2,349,996 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.20.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of June 30, 2017 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2017 (July to December)	$144,454	$9,174	$153,628
2018	281,460	18,348	299,808
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---

Total	$861,824	$48,928	$910,752

Operating lease commitments relate to three leases in Naples, Florida. First, the Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this report.

During April 2017, the Company sold 1,850,000 shares of common stock to five investors. The Company received $185,000 in proceeds from the sale. The shares were issued at a share price of $0.10 per share.

On June 7, 2017, the Company issued warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Amended Investment Agreement.

The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Subscription Agreement
10.2	Fixed Convertible Promissory Note with Iconic Holdings LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.3	Form of Warrant Issued to Iconic Holdings LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.4	Amendment No. 1 to Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.5	Amendment No. 1 to Subsidiary Guarantee with Iconic Holdings LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.6	Amendment No. 1 to Intellectual Property Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.7	Unsecured Promissory Note with Dr. Michael Dent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2017)
10.8	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.9	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.10	Form of Amendment #2, dated August 8, 2017, by and between HealthLynked and Iconic Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2017)
10.11	Form of Common Stock Purchase Warrant, dated August 8, 2017, by and between HealthLynked Corp., and Iconic Holdings, LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2017)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
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

Dated: August 14, 2017

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

