Form 10-Q
period 2017-09-30
HealthLynked Corp
filed 2017-11-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 14, 2017, there were 72,167,469 shares of the issuer’s common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets
Cash	$16,175	$58,716
Accounts receivable, net	118,581	146,874
Prepaid expenses	23,712	43,545
Deferred offering costs	134,422	---
Total Current Assets	292,890	249,135

Property, plant and equipment, net of accumulated depreciation of $722,407 and $704,785 as of September 30, 2017 and December 31, 2016, respectively	66,452	70,836
Deposits	9,540	9,540

Total Assets	$368,882	$329,511

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$287,086	$148,474
Capital lease, current portion	18,348	18,348
Due to related party, current portion	620,611	311,792
Notes payable, net of original issue discount and debt discount of $19,226 and $-0- as of September 30, 2017 and December 31, 2016, respectively	50,352	---
Convertible notes payable, net of original issue discount and debt discount of $157,612 and $114,332 as of September 30, 2017 and December 31, 2016, respectively	696,388	485,668
Derivative financial instruments	156,412	---
Total Current Liabilities	1,829,197	964,282

Long-Term Liabilities
Capital leases, long-term portion	25,993	39,754
Due to related party, long-term portion	253,242	237,157

Total Liabilities	2,108,432	1,241,193

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 230,000,000 shares authorized, 70,676,254 and 65,753,640 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7,068	6,575
Common stock issuable, $0.0001 par value; 10,313 and 80,643 shares as of September 30, 2017 and December 31, 2016, respectively	3,124	6,451
Additional paid-in capital	2,333,224	1,199,511
Accumulated deficit	(4,082,966)	(2,124,219)
Total Shareholders’ Deficit	(1,739,550)	(911,682)

Total Liabilities and Shareholders’ Deficit	$368,882	$329,511

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Patient service revenue, net	$480,723	$499,448	$1,473,639	$1,515,293

Operating Expenses
Salaries and benefits	506,206	432,949	1,469,211	1,134,073
General and administrative	480,614	513,404	1,369,018	1,148,564
Depreciation and amortization	6,056	5,718	17,623	15,804
Total Operating Expenses	992,876	952,071	2,855,852	2,298,441

(Loss) income from operations	(512,153)	(452,623)	(1,382,213)	(783,148)

Other Income (Expenses)
Loss on extinguishment of debt	(290,581)	---	(290,581)	---
Financing cost	(32,324)	---	(32,324)	---
Amortization of original issue and debt discounts on notes payable and convertible notes	(63,552)	(100,187)	(194,120)	(100,187)
Proceeds from settlement of lawsuit		38,236		38,236
Change in fair value of derivative financial instrument	5,412	---	5,412	---
Interest expense	(27,124)	(13,409)	(64,921)	(24,391)
Total other expenses	(408,169)	(75,360)	(576,534)	(86,342)

Net loss before provision for income taxes	(920,322)	(527,983)	(1,958,747)	(869,490)

Provision for income taxes	---	---	---	---

Net loss	$(920,322)	$(527,983)	$(1,958,747)	$(869,490)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares:
Basic	69,625,763	64,215,769	68,805,330	61,984,252
Fully diluted	69,625,763	64,215,769	68,805,330	61,984,252

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)

Balance at December 31, 2016	65,753,640	6,575	6,451	1,199,511	(2,124,219)	(911,682)

Sale of common stock	4,469,514	448	---	547,908	---	548,356
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	73,696	---	73,696
Fair value of warrants issued pursuant to Amended Investment Agreement	---	---	---	153,625	---	153,625
Fair value of warrants issued to extend convertible notes payable	---	---	---	290,581	---	290,581
Consultant fees payable with common shares and warrants	276,850	28	(3,327)	52,083	---	48,784
Shares and options issued pursuant to employee equity incentive plan	176,250	17	---	15,820	---	15,837
Net loss	---	---	---	---	(1,958,747)	(1,958,747)

Balance at September 30, 2017	70,676,254	7,068	3,124	2,333,224	(4,082,966)	(1,739,550)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017		2016
Cash Flows from Operating Activities
Net loss		$(1,958,747)		$(869,490)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		17,622		15,804
Stock based compensation, including amortization of prepaid fees		83,823		120,037
Amortization of original issue discount and debt discount on convertible notes		194,120		100,188
Financing cost		32,324		---
Change in fair value of derivative financial instrument		(5,412)		---
Loss on extinguishment of debt		290,581		---
Non-cash expenses		---		75,000
Changes in operating assets and liabilities:
Accounts receivable		28,293		107,607
Prepaid expenses and deposits		19,832		36,261
Accounts payable and accrued expenses		138,613		(93,834)
Due to related party, current portion		27,627		11,986
Net cash used in operating activities		(1,131,324)		(496,441)

Cash Flows from Investing Activities
Acquisition of property and equipment		(13,238)		(12,611)
Net cash used in investing activities		(13,238)		(12,611)

Cash Flows from Financing Activities
Proceeds from sale of common stock		548,356		374,000
Proceeds from issuance of convertible notes		229,500		475,000
Proceeds from related party loans		308,470		176,500
Repayment of related party loans		(11,192)		(123,273)
Proceeds from issuance of notes payable		75,010		---
Repayment of notes payable and bank loans		(34,362)		(84,980)
Payments on capital leases		(13,761)		(13,761)
Net cash provided by financing activities		1,102,021		803,486

Net increase (decrease) in cash		(42,541)		294,434
Cash, beginning of period		58,716		29,779

Cash, end of period		$16,175		$324,213

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$1,002		$3,438
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable, recognized as discount against convertible notes payable		$7,506	$	---
Fair value of warrants issued pursuant to Amended Investment Agreement		$153,625	$	---
Fair value of warrants, beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$66,190		$272,957
Initial derivative liabilities, beneficial conversion features and original issue discounts allocated to proceeds of convertible notes payable		$153,625		---
Common stock issuable issued during period		$6,451		$45,000
Common stock issued for preferred stock conversion	$	---		$295

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

HLYK operates an online personal medical information and record archive system, the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians are able to update the information as needed to provide a comprehensive medical history.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2016 and 2015, respectively, which are included in Amendment #2 to the Company’s Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission on March 23, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

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

SEPTEMBER 30, 2017 AND 2016

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2017 and December 31, 2016, the Company’s gross accounts receivable were $269,501 and $333,804, respectively, and net accounts receivable were $118,581 and $146,874, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation for the three months ended September 30, 2017 and 2016 was $4,587 and $4,587, respectively. The related depreciation for the nine months ended September 30, 2017 and 2016 was $13,761 and $13,761, respectively. Accumulated depreciation of capitalized leases was $299,151 and $285,390 at September 30, 2017 and December 31, 2016, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of September 30, 2017 and December 31, 2016.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

Derivative Financial Instruments

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of convertible debt instruments resulting from allocating some or all of the proceeds to the derivative instruments is amortized over the life of the instrument through periodic charges to income.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, short-term borrowings, accounts payable, accrued liabilities, and derivative financial instruments approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine month periods ended September 30, 2017 and 2016, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2017 and 2016, potentially dilutive securities were comprised of (i) 19,566,389 and 10,576,389 warrants outstanding, respectively, (ii) 2,349,996 and 1,600,000 stock options outstanding, respectively, (iii) 8,675,180 and 7,375,000 shares issuable upon conversion of convertible notes, respectively, and (iv) 528,750 and 940,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited consolidated financial statements.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of September 30, 2017, the Company had a working capital deficit of $1,536,307 and accumulated deficit $4,082,966. For the nine months ended September 30, 2017, the Company had a net loss of $1,958,747 and net cash used by operating activities of $1,131,324. Net cash used in investing activities was $13,238. Net cash provided by financing activities was $1,102,021, resulting principally from $548,356 from the proceeds of the sale of 4,469,514 shares of common stock, $308,470 proceeds from related party loans and $229,500 net proceeds from the issuance of convertible notes. Subsequent to September 30, 2017, the Company received additional $150,000 net proceeds from the sale of a convertible promissory note and $200,000 from the sale of 1,000,000 common shares with an attached five-year warrant to purchase 666,666 shares of the Company’s common stock at an exercise price of $0.30 per share (see Note 14).

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

SEPTEMBER 30, 2017 AND 2016

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

During the year ended December 31, 2016, HLYK (i) received proceeds of $374,000 from the sale of 6,167,500 shares of common stock, (ii) received net proceeds of $475,000 from the issuance of convertible promissory notes with a combined face value of $600,000, and (iii) entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the nine months ended September 30, 2017, the Company received $15,356 from the proceeds of the sale of 57,016 shares pursuant to the Investment Agreement.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes – of which $111,000 face value matures on January 22, 2018, $53,000 on April 15, 2018, $35,000 on June 15, 2018, $550,000 on July 7, 2018, and $50,000 on July 11, 2018, and $55,000 on September 11, 2018 – from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

NOTE 4 – DEFERRED OFFERING COSTS

On July 7, 2016, the Company entered into the Investment Agreement with an accredited investor, pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of the Company’s common stock during the five consecutive trading days prior to the date on which written notice is sent by the Company to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, for each $50,000 that the investor tenders to the Company for the purchase of shares of common stock, the investor was to be granted warrants for the purchase of an equivalent number of shares of common stock. The warrants were to expire five (5) years from their respective grant dates and have an exercise price equal to 130% of the weighted average purchase price for the respective “$50,000 increment.”

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

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 4 – DEFERRED OFFERING COSTS (CONTINUED)

This fair value of the warrants was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three and nine months ended September 30, 2017, the Company recognized $12,802 and $19,203, respectively, in general and administrative expense related to the cost of the warrants.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
		(audited)
Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	433,059	419,821

Total Property, plant and equipment	788,859	775,621
Less: accumulated depreciation	(722,407)	(704,785)

Property, plant and equipment, net	$66,452	$70,836

Depreciation expense during the three months ended September 30, 2017 and 2016 was $6,055 and $5,718, respectively. Depreciation expense during the nine months ended September 30, 2017 and 2016 was $17,622 and $15,804, respectively.

NOTE 6 – DUE TO RELATED PARTY

Amounts due to related parties as of September 30, 2017 and December 31, 2016 were comprised of the following:

	September 30,	December 31,
	2017	2016
		(audited)
Current portion:
Notes payable and accrued interest, Dr. Michael Dent	$320,011	$ ---
Deferred compensation, Dr. Michael Dent	300,600	300,600
Due to MedOffice Direct	---	11,192
Total current portion	620,611	311,792

Long term portion:
Notes payable and accrued interest, Dr. Michael Dent	253,242	237,157

Total due to related parties	$873,853	$548,949

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 6 – DUE TO RELATED PARTY (CONTINUED)

Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of September 30, 2017 and December 31, 2016 was $38,192 and $22,108, respectively.

During the nine months ended September 30, 2017, the Company borrowed $308,500 from Dr. Dent under unsecured promissory notes as follows:

Inception Date	Maturity Date	Interest Rate	Amount
January 12, 2017	January 13, 2018	10%	$35,000
January 18, 2017	January 19, 2018	10%	20,000
January 24, 2017	January 15, 2018	10%	50,000
February 9, 2017	February 10, 2018	10%	30,000
April 20, 2017	April 21, 2018	15%	10,000
June 15, 2017	June 16, 2018	10%	32,500
August 17, 2017	August 18, 2018	10%	20,000
August 24, 2017	August 25, 2018	10%	37,500
September 7, 2017	September 8, 2018	10%	35,000
September 21, 2017	September 22, 2018	10%	26,500
September 29, 2017	September 30, 2018	10%	12,000

			$308,500

Interest accrued on the 2017 DMD Notes as of September 30, 2017 and December 31, 2016 was $11,511 and -0-, respectively.

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

During the nine months ended September 30, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the three and nine months ended September 30, 2017, the Company recognized rent expense related to the marketing agreement in the amount of $6,120 and $18,360, respectively, pursuant to this agreement and had prepaid an additional $4,929 toward future rent as of September 30, 2017.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 7 – CAPITAL LEASE

Capital lease obligations as of September 30, 2017 and December 31, 2016 are comprised of the following:

	September 30,	December 31,
	2017	2016
		(audited)
Note payable, New Everbank Lease	$44,341	$58,102
Less: note payable, New Everbank Lease (Capital leases), current portion	(18,348)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$25,993	$39,754

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of September 30, 2017, the Company owed Everbank $48,928 pursuant to this capital lease. During the nine months ended September 30, 2017 and 2016, the Company made payments on capital leases of $13,761 and $13,761, respectively.

Future minimum payments to which the Company is obligated pursuant to the capital leases as of September 30, 2017 are as follows:

2017 (October to December)	$4,587
2018	18,348
2019	18,348
2020	3,058
2021	---

Total	$44,341

NOTE 8 – NOTES PAYABLE

On July 11, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $26,000 before closing fees. The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $1,372 per week until the balance of $34,580 has been repaid. At inception, the Company recognized a note payable in the amount of $34,580 and a discount against the note payable of $9,550. The discount is being amortized over the life of the instrument. During each of the three and nine month periods ending September 30, 2017, the Company recognized amortization of the discount in the amount of $4,227. As of September 30, 2017, the net carrying value of the instrument was $14,162.

On August 9, 2017, the Company entered into a second MCA with PULG pursuant to which the Company received an advance of $51,000 before closing fees. The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $2,752 per week until the balance of $69,360 has been repaid. At inception, the Company recognized a note payable in the amount of $69,360 and a discount against the note payable of $19,380. The discount is being amortized over the life of the instrument. During each of the three and nine month periods ending September 30, 2017, the Company recognized amortization of the discount in the amount of $5,477. As of September 30, 2017, the net carrying value of the instrument was $36,190.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2017 and December 31, 2016 are comprised of the following:

	September 30,	December 31,
	2017	2016
		(audited)
Face Value
$550k Note - July 2016	$550,000	$550,000
$50k Note - July 2016	50,000	50,000
$111k Note - May 2017	111,000	---
$53k Note - July 2017	53,000	---
$35k Note - September 2017	35,000	---
$55k Note - September 2017	55,000	---
	854,000	600,000
Unamortized Discount
$550k Note - July 2016	$ ---	$(96,631)
$50k Note - July 2016	---	(17,701)
$111k Note - May 2017	(35,917)	---
$53k Note - July 2017	(37,423)	---
$35k Note - September 2017	(32,135)	---
$55k Note - September 2017	(52,137)	---
	(157,612)	(114,332)
Net Book Value
$550k Note - July 2016	$550,000	$453,369
$50k Note - July 2016	50,000	32,299
$111k Note - May 2017	75,083	---
$53k Note - July 2017	15,577	---
$35k Note - September 2017	2,865	---
$55k Note - September 2017	2,863	---

Convertible notes payable, net of original issue discount and debt discount	$696,388	$485,668

Convertible Notes Payable ($550,000) – July 2016

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

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

The final allocation of the proceeds at inception was as follows:

Original issue discount	$50,000
Warrants	111,479
Embedded conversion feature	161,479
Convertible note	227,042

Face value of convertible note	$550,000

The $550k Note was originally schedule to mature on April 11, 2017. During February 2017, the holder of the $550k Note agreed to extend the maturity date until July 7, 2017 in exchange for a five-year warrant to purchase 500,000 shares of HLYK common stock at an exercise price of $0.15 per share. The fair value of the warrants of $7,506 was recorded as an additional discount against the $550k Note and was amortized over the new remaining life of the $550k Note. The fair value of the warrant was calculated using the Black-Scholes pricing model at $7,506, with the following assumptions: risk-free interest rate of 1.89%, expected life of 5 years, volatility of 40%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

On August 8, 2017, in exchange for a five-year warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share, the holder of the $550k Note agreed to (i) further extend the maturity date of the $550k Note until July 7, 2018, and (ii) further extend the maturity date of the $50k Note (as defined herein) until July 11, 2018. The fair value of the warrant was calculated using the Black-Scholes pricing model at $290,581, with the following assumptions: risk-free interest rate of 1.81%, expected life of 5 years, volatility of 190.86%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the $550k Note and $50k Note, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of the warrants of $290,581 recorded as a loss on debt extinguishment. The carrying value of the $550k Note (as well as the $50k Note) did not change as a result of the extinguishment since the discounts recognized at inception of both notes were fully amortized at the time of the warrant issuance.

The discounts resulting from the original issue discount, warrants and embedded conversion feature were amortized over the life of the $550k Note. Amortization expense related to these discounts in the three months ended September 30, 2017 and 2016 was $3,061 and $100,187, respectively. Amortization expense related to these discounts in the nine months ended September 30, 2017 and 2016 was $104,137 and $100,187, respectively. As of September 30, 2017, the unamortized discount was $-0-. As of September 30, 2017, the $550k note was convertible into 6,875,000 of the Company’s common shares.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments on the $550k Note. During the three months ended September 30, 2017 and 2016, the Company recorded interest expense on the $550k Note totaling $8,318 and $7,685, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense on the $550k Note totaling $24,682 and $7,685, respectively.

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The embedded conversion feature did not have any intrinsic value at issuance. Accordingly, the full face value of $50,000 was allocated to the convertible note instrument. As of September 30, 2017, the $50k Note was convertible into 500,000 of the Company’s common shares.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the nine months ended September 30, 2017 and 2016, the Company made no repayments on the $50k Note. During the three months ended September 30, 2017 and 2016, the Company recorded interest expense on the $50k Note totaling $1,260 and $1,164, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense on the $50k Note totaling $3,740 and $1,164, respectively.

Convertible Notes Payable ($111,000) – May 2017

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $111k Note. Amortization expense related to these discounts in the three and nine months ended September 30, 2017 was $28,986 and $41,273, respectively. No amortization expense was recognized during 2016 related to the $111k Note. As of September 30, 2017, the unamortized discount was $35,917. As of September 30, 2017, the $550k note was convertible into 317,143 of the Company’s common shares.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments on the $111k Note. During the three and nine months ended September 30, 2017 and 2016, the Company recorded interest expense on the $111k Note totaling $4,168 and $5,935, respectively. No interest expense was recognized on this note in 2016.

Convertible Notes Payable ($53,000) – July 2017

On July 10, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”) to PULG. The $53k Note included a $3,000 original issue discount, for net proceeds of $50,000. The $53k Note has an interest rate of 10% and a default interest rate of 22%. The $53k Note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $53k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the embedded conversion feature (“ECF”) of the $53k Note was calculated using the Black-Scholes pricing model at $58,154, with the following assumptions: risk-free interest rate of 1.23%, expected life of 0.76 years, volatility of 183.6%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $53k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $58,154 over the net proceeds from the note of $50,000, for a net charge of $8,154. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$58,154
Original issue discount	3,000
Financing cost	(8,154)
Convertible note	---

Notes payable and bank loans, long-term portion	$53,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $53k Note. Amortization expense related to these discounts in each of the three and nine months ended September 30, 2017 was $15,577. No amortization expense was recognized during 2016 related to the $53k Note. As of September 30, 2017, the unamortized discount was $37,423. As of September 30, 2017, the $53k Note was convertible into 362,022 of the Company’s common shares, based on a 39% discount to the last sale price of the Company’s common stock of $0.24 on September 30, 2017.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments on the $53k Note. During the three and nine months ended September 30, 2017 and 2016, the Company recorded interest expense on the $53k Note totaling $1,191 and $1,191, respectively. No interest expense was recognized on this note in 2016.

Convertible Notes Payable ($35,000) – September 2017

On September 7, 2017, the Company entered into a securities purchase agreement for the sale of a $35,000 convertible note (the “$35k Note”) to PULG. The $35k Note included a $3,000 original issue discount, for net proceeds of $32,000. The $35k Note has an interest rate of 10% and a default interest rate of 20%. The $35k Note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the $35k Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $35k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $35k Note was calculated using the Black-Scholes pricing model at $38,338, with the following assumptions: risk-free interest rate of 1.21%, expected life of 0.77 years, volatility of 177.2%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $35k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $38,338 over the net proceeds from the note of $32,000, for a net charge of $6,338. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$38,338
Original issue discount	3,000
Financing cost	(6,338)
Convertible note	---

Notes payable and bank loans, long-term portion	$35,000

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $35k Note. Amortization expense related to these discounts in each of the three and nine months ended September 30, 2017 was $2,865. No amortization expense was recognized during 2016 related to the $35k Note. As of September 30, 2017, the unamortized discount was $32,135. As of September 30, 2017, the $35k Note was convertible into 239,071 of the Company’s common shares, based on a 39% discount to the last sale price of the Company’s common stock of $0.24 on September 30, 2017.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments on the $35k Note. During the three and nine months ended September 30, 2017 and 2016, the Company recorded interest expense on the $35k Note totaling $220 and $220, respectively. No interest expense was recognized on this note in 2016.

Convertible Notes Payable ($55,000) – September 2017

On September 11, 2017, the Company entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”) to Crown Bridge Partners LLC. The $55k Note included a $7,500 original issue discount, for net proceeds of $47,500. The 55k Note has an interest rate of 10% and a default interest rate of 12%. The $55k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 60% multiplied by the lowest one (1) trading price for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the date of conversion. If, at any time while the $55k Note is outstanding, the conversion price pursuant to this formula is equal to or lower than $0.10, then an additional ten percent (10%) discount shall be factored into the conversion price until the $55k Note is no longer outstanding. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding.

The fair value of the ECF of the $55k Note was calculated using the Black-Scholes pricing model at $65,332, with the following assumptions: risk-free interest rate of 1.24%, expected life of 1 year, volatility of 175.1%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $55k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $65,332 over the net proceeds from the note of $47,500, for a net charge of $17,832. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$65,332
Original issue discount	7,500
Financing cost	(17,832)
Convertible note	---

Notes payable and bank loans, long-term portion	$55,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $55k Note. Amortization expense related to these discounts in each of the three and nine months ended September 30, 2017 was $2,863. No amortization expense was recognized during 2016 related to the $55k Note. As of September 30, 2017, the unamortized discount was $52,137. As of September 30, 2017, the $55k Note was convertible into 381,944 of the Company’s common shares, based on a 40% discount to the last sale price of the Company’s common stock of $0.24 on September 30, 2017.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments on the $55k Note. During the three and nine months ended September 30, 2017 and 2016, the Company recorded interest expense on the $55k Note totaling $286 and $286, respectively. No interest expense was recognized on this note in 2016.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of the fair value of conversion features embedded in convertible promissory issued in 2017 for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock. The fair market value of the derivative liabilities was calculated at inception of each of the $53k Note, the $35k Note and the $55k Note and allocated to the respective convertible notes, with any excess recorded as a charge to “Financing cost.” The derivative financial instruments are then revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

Derivative financial instruments recorded in the three and nine months ended September 30, 2017 include the following:

		Change in fair value of	Fair
	Fair	Derivative	Value at
	Value at	Financial	September 30,
	Inception	Instruments	2017

$53k Note ECF	$58,154	$(4,769)	$53,385
$35k Note ECF	38,338	(578)	37,760
$55k Note ECF	65,332	(65)	65,267

	$161,824	$(5,412)	$156,412

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.21-1.31%, expected life of 0.54-1.00 years, volatility of 175.1-183.6%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 11 – SHAREHOLDERS’ DEFICIT

Issuance of Common Stock

During the nine months ended September 30, 2017, the Company sold 4,412,498 shares of common stock in private placement transactions to 15 investors. The Company received $533,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.30 per share.

During the three months ended September 30, 2017, the Company issued 57,016 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received $15,356 in proceeds from the draws.

During August 2017, the Company issued 276,850 shares to a consultant.

Common Stock Issuable

As of September 30, 2017 and December 31, 2016, the Company was obligated to issue 10,313 and 80,643 shares of common stock, respectively, in exchange for professional services provided by a third party consultant during the further quarter of 2016 and the first eight months of 2017. During the three and nine months ended September 30, 2017, the Company recognized expense related to shares earned by the consultant of $17,705 and $46,669, respectively. During August 2017, 276,850 shares were issued to the consultant with a value of $49,996, in satisfaction of shares accrued through August 25, 2017.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2017 are summarized as follows:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding at beginning of the period	10,576,389	$0.08
Granted during the period	8,990,000	$0.40
Exercised during the period	---	$ ---
Terminated during the period	---	$ ---
Outstanding at end of the period	19,566,389	$0.23

Exercisable at end of the period	19,566,389	$0.23

Weighted average remaining life	4.5 years

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2017:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.05 to 0.09	8,388,889	4.6	$0.08	8,388,889	$0.08
$0.10 to 0.15	2,687,500	3.9	$0.11	2,687,500	$0.11
$0.25 to 0.50	7,300,000	4.5	$0.33	7,300,000	$0.33
$0.51 to 1.00	1,190,000	4.5	$0.97	1,190,000	$0.97
$0.05 to 1.00	19,566,389	4.5	$0.23	19,566,389	$0.23

During the nine months ended September 30, 2017, the Company issued 8,990,000 warrants. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.74% to 1.95%, expected life of 5 years, volatility of 40 - 190.86%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the nine months ended September 30, 2017 was $496,132.

Employee Equity Incentive Plan

On January 1, 2016, the Company instituted the Employee Equity Incentive Plan (the “EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future.

During August 2017, the Company issued 207,500 shares of common stock to employees under the EIP as a result of grants made in 2016 that vested during 2017.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the nine months ended September 30, 2017:

Outstanding at beginning of the period		1,552,500
Granted during the period		---
Terminated during the period		(228,750)
Outstanding at end of the period		1,323,750

Shares vested at period-end		795,000
Weighted average grant date fair value of shares granted during the period	$	---
Aggregate grant date fair value of shares granted during the period	$	---
Shares available for grant pursuant to EIP at period-end		11,829,934

Total stock based compensation recognized for grants under the EIP was $2,435 and $3,030 during the three months ended September 30, 2017 and 2016, respectively. Total stock based compensation recognized for grants under the EIP was $8,215 and $9,090 during the nine months ended September 30, 2017 and 2016, respectively. Total unrecognized stock compensation related to these grants was $31,655 as of September 30, 2017.

A summary of the status of non-vested shares issued pursuant to the EIP as of September 30, 2017 presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	940,000	$0.04
Granted	---	$ ---
Vested	(182,500)	$0.04
Forfeited	(228,750)	$0.04
Nonvested at September 30, 2017	528,750	$0.04

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the nine months ended September 30, 2017:

			Weighted
			Average
			Exercise
	Number		Price
Outstanding at beginning of the period		2,349,996	$0.12
Granted during the period		---	$ ---
Exercised during the period		---	$ ---
Terminated during the period		---	$ ---
Outstanding at end of the period		2,349,996	$0.12

Options exercisable at period-end		462,500
Weighted average remaining life (in years)		8.9
Weighted average grant date fair value of options granted during the period	$	---
Options available for grant at period-end		11,829,934

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2017:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.08	1,600,000	8.8	$0.08	100,000	$0.08
$0.20	749,996	9.2	$0.20	---	$ ---
$0.08 to 0.20	2,349,996	8.9	$0.12	100,000	$0.08

Total stock based compensation recognized related to option grants was $2,235 and $2,396 during the three months ended September 30, 2017 and 2016. Total stock based compensation recognized related to option grants was $7,504 and $2,396 during the nine months ended September 30, 2017 and 2016.

A summary of the status of non-vested options issued pursuant to the EIP as of September 30, 2017 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,249,996	$0.03
Granted	---	$ ---
Vested	(362,500)	$ ---
Forfeited	---	$ ---
Nonvested at September 30, 2017	1,887,496	$0.03

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the nine months ended September 30, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the three and nine months ended September 30, 2017, the Company recognized rent expense related to the marketing agreement in the amount of $6,120 and $18,360, respectively, pursuant to this agreement and had prepaid an additional $4,929 toward future rent as of September 30, 2017.

Total lease expense for the three months ended September 30, 2017 and 2016 was $77,636 and $78,940, respectively. Total lease expense for the nine months ended September 30, 2017 and 2016 was $217,926 and $266,021, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of September 30, 2017 are as follows:

2017 (October to December)	$72,227
2018	281,460
2019	273,856
2020	162,055
2021	---

Total	$789,598

Employment/Consulting Agreements

The Company has employment agreements with each of its four physicians. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance based pay later in the contract. The contracts expire at various times through 2019, with early termination available upon a notice period of 30-90 days during which compensation is paid to the physician but NWC has no further severance obligation. During 2016, DMD retired from practice to focus on his duties as CEO of HLYK.

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

NOTE 13 – SEGMENT REPORTING

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

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017						Three Months Ended September 30, 2016
	NWC		HLYK		Total		NWC		HLYK		Total
Revenue
Patient service revenue, net		$480,723	$	---		$480,723		$499,448	$	---		$499,448

Operating Expenses
Salaries and benefits		345,895		160,311		506,206		347,242		85,707		432,949
General and administrative		228,278		252,336		480,614		273,416		239,988		513,404
Depreciation and amortization		5,601		455		6,056		5,718		---		5,718
Total Operating Expenses		579,774		413,102		992,876		626,376		325,695		952,071

Loss from operations		$(99,051)		$(413,102)		$(512,153)		$(126,928)		$(325,695)		$(452,623)

Other Segment Information
Interest expense		$5,723		$21,401		$27,124		$4,442		$8,967		$13,409
Loss on extinguishment of debt	$	---		$290,581		$290,581	$	---	$	---	$	---
Financing cost	$	---		$32,324		$32,324	$	---	$	---	$	---
Amortization of original issue and debt discounts on convertible notes	$	---		$63,552		$63,552	$	---		$100,187		$100,187
Proceeds from settlement of lawsuit	$	---	$	---	$	---		$38,236	$	---		$38,236
Change in fair value of derivative financial instruments	$	---		$5,412		$5,412	$	---	$	---	$	---

	As of September 30, 2017			As of December 31, 2016
Identifiable assets	$217,344	$151,538	$368,882	$240,115	$89,396	$329,511

During the three months ended September 30, 2017, HLYK recognized revenue of $2,377 related to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched during the third quarter of 2017. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

HEALTHLYNKED CORPORATION

(FORMERLY KNOWN AS NAPLES WOMEN’S CENTER)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30, 2017						Nine Months Ended September 30, 2016
	NWC		HLYK		Total		NWC		HLYK		Total
Revenue
Patient service revenue, net		$1,473,639	$	---		$1,473,639		$1,515,293	$	---		$1,515,293

Operating Expenses
Salaries and benefits		1,025,333		443,878		1,469,211		1,001,838		132,235		1,134,073
General and administrative		619,112		749,906		1,369,018		825,603		322,961		1,148,564
Depreciation and amortization		16,858		765		17,623		15,804		---		15,804
Total Operating Expenses		1,661,303		1,194,549		2,855,852		1,843,245		455,196		2,298,441

Loss from operations		$(187,664)		$(1,194,549)		$(1,382,213)		$(327,952)		$(455,196)		$(783,148)

Other Segment Information
Interest expense		$17,086		$47,835		$64,921		$15,424		$8,967		$24,391
Loss on extinguishment of debt	$	---		$290,581		$290,581	$	---	$	---	$	---
Financing cost	$	---		$32,324		$32,324	$	---	$	---	$	---
Amortization of original issue and debt discounts on convertible notes	$	---		$194,120		$194,120	$	---		$100,187	$	---
Proceeds from settlement of lawsuit	$	---	$	---	$	---		$38,236	$	---		$38,236
Change in fair value of derivative financial instruments	$	---		$5,412		$5,412	$	---	$	---	$	---

During the nine months ended September 30, 2017, HLYK recognized revenue of $2,377 related to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched during the third quarter of 2017. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2017, the Company sold 211,111 shares of common stock, as well as a five-year warrant to purchase an additional 126,666 shares at an exercise price of $0.30 per share, to one investor. The Company received $38,000 in proceeds from the sale. The shares were issued at a share price of $0.18 per share.

On October 18, 2017, the Company sold 250,000 shares of common stock, as well as a five-year warrant to purchase an additional 166,666 shares at an exercise price of $0.30 per share, to one investor. The Company received $50,000 in proceeds from the sale. The shares were issued at a share price of $0.20 per share.

On October 23, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note to PULG. The note has an interest rate of 10% and a default interest rate of 22%. The note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On October 27, 2017, the Company entered into a securities purchase agreement for the sale of a $171,500 convertible note to an individual lender. Net proceeds to the Company were $150,000. The note has an interest rate of 10% and a default interest rate of 22%. The note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest closing bid price during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On November 1, 2017, the Company sold 1,000,000 shares of common stock, par value $0.0001, to an accredited investor at a purchase price of $0.20 per share. Net proceeds to the Company were $200,000. The investor was also granted a five-year warrant to purchase 666,666 shares of the Company’s common stock at an exercise price of $0.30 per share.

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

Overview

The Company filed its Articles of Incorporation on August 4, 2014 in Nevada. On September 3, 2014, the Company filed Amended Articles of Incorporation setting forth the total authorized shares of 250,000,000 shares, 230,000,000 of which are designated as common shares and 20,000,000 as “blank check” preferred stock. The Company also had 2,953,840 designated shares of Series A Preferred Stock which were converted to common shares.

On September 5, 2014, the Company entered into the Share Exchange Agreement with NWC, acquiring 100% of the LLC membership units of NWC through the issuance of an aggregate of 50,000,000 shares of the Company’s common stock to the members of NWC.

NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and general practice located in Naples, Florida.

The Company operates online personal medical information and record archive system, the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians are able to update the information as needed to provide a comprehensive medical history.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount.

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

Derivative Financial Instruments

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of convertible debt instruments resulting from allocating some or all of the proceeds to the derivative instruments is amortized over the life of the instrument through periodic charges to income.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes the changes in our results of operations for the three months ended September 30, 2017 compared with the three months ended September 30, 2016:

	Three Months Ended September 30,		Change
	2017	2016	$	%
Patient service revenue, net	$480,723	$499,448	$(18,725)	-4%

Salaries and benefits	506,206	432,949	73,257	17%
General and administrative	480,614	513,404	(32,790)	-6%
Depreciation and amortization	6,056	5,718	338	6%
(Loss) income from operations	(512,153)	(452,623)	(59,530)	13%

Loss on extinguishment of debt	(290,581)	---	(290,581)	100%
Financing cost	(32,324)	---	(32,324)	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(63,552)	(100,187)	36,635	-37%
Proceeds from settlement of lawsuit	---	38,236	(38,236)	-100%
Change in fair value of derivative financial instruments	5,412	---	5,412	100%
Interest expense	(27,124)	(13,409)	(13,715)	102%
Total other expenses	(408,169)	(75,360)	(332,809)	442%

Net loss	$(920,322)	$(527,983)	$(392,339)	74%

Patient service revenue decreased by $18,725, or 4%, from 2016 to 2017, primarily as a result of decreased collections on similar gross billing and the impact from office closure during Hurricane Irma in September 2017.

Salaries and benefits increased by $73,257, or 17%, in 2017 primarily as a result of increased salary expense associated with HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs decreased by $32,790, or 6%, in 2017 primarily due to the one-time legal and commission fees incurred in 2016 in connection with our public listing and 2016 financing transactions.

Depreciation and amortization increased by $338, or 6%, in 2017 primarily as a result of new property and equipment acquisitions in the fourth quarter of 2016 and the first three quarters of 2017.

Loss from operations increased by $59,530, or 13%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and initial public listing, and the impact from office closure during Hurricane Irma in September 2017, offset by one-time legal and commission fees incurred in 2016 in connection with our public listing and 2016 financing transactions.

Loss on extinguishment of debt in 2017 arose from the issuance of a warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share issued to the holder of the $550k Note in exchange for the extension of the maturity date of the note. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the $550k Note and $50k Note, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of the warrants of $290,581 recorded as a loss on debt extinguishment.

Financing cost arose from the issuance of three convertible promissory notes in the third quarter of 2017 that reflected a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. As a result, the excess of the fair value of the ECF derivative instrument over the face value of the notes totaling $32,324 was recognized as “Loss at inception of convertible notes payable” at the time of inception of the respective notes.

Amortization of original issue and debt discounts decreased by $36,635, or 37%, in 2017 as a result of the end of amortization of the $550k Note and the $50k Note in July 2017. These notes were amortized from their inception in July 2016 until early July 2017 with only small amortization amounts in third quarter 2017. These charges resulted from amortization of discounts against convertible notes related to an original issue discount, beneficial conversion feature, and warrants issued with convertible notes in 2016 and 2017.

Proceeds from settlement of lawsuit were $38,236 in 2016, resulting from a one-time settlement of an employment dispute.

Change in fair value of derivative financial instruments was $5,412 in 2017 and results from the change in fair value of derivative financial instruments embedded in convertible promissory notes between inception of such derivative instruments and the end of the period.

Interest expense increased by $13,715, or 102%, in 2017 as a result of increased interest on new convertible notes issued in 2017, as well as on notes issued to DMD.

Total other expenses increased by $332,809, or 442%, in 2017 primarily as a result of a loss on extinguishment of debt in 2017 in the amount of $290,581 in 2017 stemming from warrants issued to extend the maturity debt on outstanding convertible promissory notes, loss at inception of convertible notes issued in 2017 in the amount of $32,324, as well as income of $38,236 from the settlement of a lawsuit in 2016.

Net loss increased by $392,339, or 74%, in 2017 primarily as a result of loss on extinguishment of debt in 2017, increased salaries, benefits and overhead costs associated with preparing for product launch and public listing in 2017, the impact from office closure during Hurricane Irma in September 2017, as well as amortization of debt discounts on convertible notes, and loss at inception of convertible notes issued in 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016:

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Patient service revenue, net	$1,473,639	$1,515,293	$(41,654)	-3%

Salaries and benefits	1,469,211	1,134,073	335,138	30%
General and administrative	1,369,018	1,148,564	220,454	19%
Depreciation and amortization	17,623	15,804	1,819	12%
(Loss) income from operations	(1,382,213)	(783,148)	(599,065)	76%

Loss on extinguishment of debt	(290,581)	---	(290,581)	100%
Financing cost	(32,324)	---	(32,324)	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(194,120)	(100,187)	(93,933)	94%
Proceeds from settlement of lawsuit	---	38,236	(38,236)	-100%
Change in fair value of derivative financial instruments	5,412	---	5,412	100%
Interest expense	(64,921)	(24,391)	(40,530)	166%
Total other expenses	(576,534)	(86,342)	(490,192)	568%

Net loss	$(1,958,747)	$(869,490)	$(1,089,257)	125%

Patient service revenue decreased by $41,654, or 3%, from 2016 to 2017, primarily as a result of primarily as a result of decreased collections on similar gross billing and the impact from office closure during Hurricane Irma in September 2017.

Salaries and benefits increased by $335,138, or 30%, in 2017 primarily as a result of increased salary expense associated with HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $220,454, or 19%, in 2017 due primarily to the increase in legal, accounting and other professional and administrative costs associated with our preparation for the launch of the HealthLynked Network, as well as costs associated with our initial public listing.

Depreciation and amortization increased by $1,819, or 12%, in 2017 primarily as a result of new property and equipment acquisitions in the fourth quarter of 2016 and the first three quarters of 2017.

Loss from operations increased by $599,065, or 76%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with HLYK’s overhead and formation of the HLYK sales team and initial public listing, as well as the impact from office closure during Hurricane Irma in September 2017.

Loss on extinguishment of debt in 2017 arose from the issuance of a warrant to purchase 1,000,000 shares of HLYK common stock at an exercise price of $0.30 per share issued to the holder of the $550k Note in exchange for the extension of the maturity date of the note. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the $550k Note and $50k Note, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of the warrants of $290,581 recorded as a loss on debt extinguishment.

Financing cost arose from the issuance of three convertible promissory notes in the third quarter of 2017 that reflected a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. As a result, the excess of the fair value of the ECF derivative instrument over the face value of the notes totaling $32,324 was recognized as “Loss at inception of convertible notes payable” at the time of inception of the respective notes.

Amortization of original issue and debt discounts increased by $93,933, or 94%, in 2017 as a result of amortization of new notes issued in 2017.

Proceeds from settlement of lawsuit were $38,236 in 2016, resulting from a one-time settlement of an employment dispute.

Change in fair value of derivative financial instruments was $5,412 in 2017 and results from the change in fair value of derivative financial instruments embedded in convertible promissory notes between inception of such derivative instruments and the end of the period.

Interest expense increased by $40,530, or 166%, in 2017 as a result of increased interest on new convertible notes issued in 2017, as well as on notes issued to DMD.

Total other expenses increased by $490,192, or 568%, in 2017 primarily as a result of a loss on extinguishment of debt in 2017 in the amount of $290,581 in 2017 stemming from warrants issued to extend the maturity debt on outstanding convertible promissory notes, higher amortization and interest expense related to new convertible promissory notes issued in 2017, a loss at inception of convertible notes issued in 2017 in the amount of $32,324, as well as income of $38,236 from the settlement of a lawsuit in 2016.

Net loss increased by $1,089,257, or 125%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and public listing in 2017, loss on extinguishment of debt in 2017, the impact from office closure during Hurricane Irma in September 2017, as well as higher amortization and interest expense related to new convertible promissory notes issued in 2017.

Liquidity and Capital Resources

Going Concern

As of September 30, 2017, the Company had a working capital deficit of $1,536,307 and accumulated deficit $4,082,966. For the nine months ended September 30, 2017, the Company had a net loss of $1,958,747 and net cash used by operating activities of $1,131,324. Net cash used in investing activities was $13,238. Net cash provided by financing activities was $1,102,021, resulting principally from $548,356 from the proceeds of the sale of 4,469,514 shares of common stock, $308,470 proceeds from related party loans and $229,500 net proceeds from the issuance of convertible notes. Subsequent to September 30, 2017, the Company received additional $150,000 net proceeds from the sale of a convertible promissory note and $200,000 from the sale of 1,000,000 common shares with an attached five-year warrant to purchase 666,666 shares of the Company’s common stock at an exercise price of $0.30 per share.

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

During the year ended December 31, 2016, HLYK (i) received proceeds of $374,000 from the sale of 6,167,500 shares of common stock, (ii) received net proceeds of $475,000 from the issuance of convertible promissory notes with a combined face value of $600,000, and (iii) entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the nine months ended September 30, 2017, the Company received $15,356 from the proceeds of the sale of 57,016 shares pursuant to the Investment Agreement.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes – of which $111,000 face value matures on January 22, 2018, $53,000 on April 15, 2018, $35,000 on June 15, 2018, $550,000 on July 7, 2018, and $50,000 on July 11, 2018, and $55,000 on September 11, 2018 – from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through September 30, 2017, we have funded our operations principally through a combination of related party debt and private placements of our common stock, as described below.

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

During the three months ended September 30, 2017, we entered into a three separate floating conversion rate convertible secured promissory notes with a combined face value of $143,000, from which we received net proceeds of $129,500.

During 2016, we also sold 6,167,500 shares of common stock in private placement transactions, generating aggregate proceeds of $374,000. During the nine months ended September 30, 2017, we received an additional $533,000 from the sale of 4,412,498 shares of our common stock in private placement transactions. During the third quarter of 2017 we also made our first draws on our $3,000,000 Investment Agreement totaling $15,356. Finally, we during 2017 we have borrowed $308,500 from our CEO Dr. Dent under 11 separate unsecured promissory notes.

Plan of operation and future funding requirements

Our plan of operations is to operate NWC and continue to invest in our cloud-based online personal medical information and record archiving system, the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud based system.

During June 2017, we began a test-launch of the HealthLynked Network in three test markets in Florida, which continued through the third quarter of 2017. We intend to market the HealthLynked Network via direct sales force targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with online medical supplies retailer MedOfficeDirect, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be direct physician sales through the use of regional sales representatives whom we will hire as access to capital allows. In combination with our direct sales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members.

If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

We anticipate that we will need an additional $375,000 in each of the fourth quarter of 2017 and first, second and third quarters of 2018 to properly execute our business plan. We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received by us from the put rights associated with the $3,000,000 Investment Agreement. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from related parties and others and the conversion of their notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and September 30, 2017, our daily trading volume averaged only about 6,800 shares per day. Until our stock reaches more substantial volumes, the amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will not be sufficient to meet our capital requirements. If we are unable to access sufficient funds upon the exercise of the put rights granted to us under the Investment Agreement, then we will be required to seek alternative financing including additional equity and debt financing similar to what we have raised to date. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Historical Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(1,131,324)	$(496,441)
Investing Activities	(13,238)	(12,611)
Financing activities	1,102,021	803,486
Net increase (decrease) in cash	$(42,541)	$294,434

Operating Activities – During the nine months ended September 30, 2017, we used cash from operating activities of $1,131,324, as compared with $496,441 in the same period of 2016. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in sales, legal, accounting and other overhead costs associated with preparing for product launch and public listing in 2017.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $13,238 in the nine months ended September 30, 2017 and $12,611 in the nine months ended September 30, 2016 are comprised solely of computer equipment and furniture.

Financing Activities – During the nine months ended September 30, 2017, we realized $548,356 proceeds from sales of our common stock, $308,470 from related party loans, $229,500 from the issuance of convertible notes payable, and $75,010 from the issuance of notes payable. We also made repayments on loans from related party loans in the amount of $11,192, paid capital lease obligations of $13,761, and repaid notes payable in the amount of $34,362. During the nine months ended September 30, 2016, we received proceeds of $475,000 from issuance of convertible promissory notes, $374,000 from the sale of common stock and $176,500 from related party loans. We also made repayments of $123,273 against related party loans, $84,980 against bank loans payable, and $13,761 against capital lease obligations. Since September 30, 2017 the company raised $400,000 in addition capital.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the nine months ended September 30, 2017.

Other Outstanding Obligations at September 30, 2017

Warrants

As of September 30, 2017, 19,566,389 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.00.

Options

As of September 30, 2017, 2,349,996 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.20.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of September 30, 2017 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2017 (October to December)	$72,227	$4,587	$76,814
2018	281,460	18,348	299,808
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---

Total	$789,598	$44,341	$833,939

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During July 2017, the Company sold 45,833 shares of common stock to three investors. The Company received $13,000 in proceeds from the sale. The shares were issued at a share price of $0.20 per share with respect to 27,500 shares and at $0.30 per share with respect to 38,333 shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Subscription Agreement
10.2	Fixed Convertible Promissory Note with Iconic Holdings LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.3	Form of Warrant Issued to Iconic Holdings LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.4	Amendment No. 1 to Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.5	Amendment No. 1 to Subsidiary Guarantee with Iconic Holdings LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.6	Amendment No. 1 to Intellectual Property Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.7	Unsecured Promissory Note with Dr. Michael Dent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2017)
10.8	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.9	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.10	Form of Amendment #2, dated August 8, 2017, by and between HealthLynked and Iconic Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2017)
10.11	Form of Common Stock Purchase Warrant, dated August 8, 2017, by and between HealthLynked Corp., and Iconic Holdings, LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2017)
10.12	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2017)
10.13	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2017)
10.14	Securities Purchase Agreement with Crown Bridge Partners LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2017)
10.15	Convertible Promissory Note with Crown Bridge Partners LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2017)
10.16	Securities Purchase Agreement with PULG (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2017)
10.17	Convertible Promissory Note with PULG (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2017)
10.18	Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.19	Convertible Promissory Note (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.20	Form of Subscription Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.21	Form of Warrant Agreement (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
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

Dated: November 14, 2017

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

