Form 10-K
period 2017-12-31
HealthLynked Corp
filed 2018-04-02
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1726 Medical Blvd Suite 101, Naples, Florida	34110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 239-513-9022

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,173,332, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.56. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of April 2, 2018, there were 73,009,141 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

PART I.

Item 1. Business

Overview

HealthLynked Corp. is a growth stage company incorporated in the state of Nevada on August 6, 2014. We operate a cloud-based online personal medical information and record archiving system, referred to as the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud based system. Through our website, www.HealthLynked.com, Patients are able to complete a detailed online personal medical history including past surgical history, medications, allergies, and family medical history. Once this information is entered, patients and their treating physicians are able to update the information as needed, to provide a comprehensive and up to date medical history.

We believe that the HealthLynked Network offers a number of advantages to patients and physicians not available in the market today. We provide a comprehensive marketing solution allowing physicians to market to both active and inactive patients, a way to connect on a regular basis with their patients through newsfeeds and groups, and also access to new patients. Our real-time appointment scheduling application allows for patients to book appointments online with participating healthcare providers in as soon as 30 minutes. Our database and record archives allow for seamless sharing of medical records between healthcare providers and keep patients in control of shared access. In the HealthLynked Network, parents are able to create accounts for their children that are linked to their family account, allowing them to provide access to healthcare providers, track vaccination records, allow access by hospitals and allow schools to access medical histories, drug allergies and other medical information in case of emergencies. The HealthLynked Network will be accessible 24 hours a day, 7 days a week, on web browsers and as a mobile phone application. We believe this type of accessibility is convenient for schools and during office visits, but most importantly, is crucial in times of a medical emergency.

Our system will also provide for 24-hour access to medical specialist healthcare providers who can answer medical questions and direct appropriate care to paying members. In addition to 24-hour access, patients may also schedule telemedicine consultations at set times with participating healthcare providers who have expertise in various specialized areas of medicine. Participating physicians can elect to allow patients to request online appointments either via our real-time app or by setting, in their administrator dashboard panel, times and days of the week that patients may request appointments. Appointment requests are then sent by our system to an email address specified by the physician’s office, who are then requested to follow up to confirm these appointment requests or automatically accept the appointment request.

HealthLynked has created 880,000 physician base profiles of almost all physicians in the United States. Physicians HealthLynked profiles are searchable on the Internet. Physicians claim their profiles confirming the accuracy of the information free of charge. There are three levels of profiles; “Base,” “Standard” and “Premium”. Base profiles are created at no charge to the physician. Standard profiles allow a physician to add additional features and marketing services. Premium profiles allow for the addition of videos and other marketing services. HealthLynked provider profiles enable participating physicians to market directly to patients by providing complete profiles, with their areas of specialization, hours of operation, participating insurance plans, phone numbers and office addresses linked to Google maps. Physician practices generate more income the more patients they treat, so maximizing efficiency and patient turnover is critical to increasing total revenues and profitability. As such, we believe that our system will enable physicians to reduce the amount of time required to process patient intake forms, as patients will no longer be required to spend ten to thirty minutes filling out forms at each visit, and the practices’ staffs will not need to input this information multiple times into their electronic medical records systems. Patients complete their online profiles once and thereafter, they and their physicians are able to update their profiles as needed. Physicians’ participation in the HealthLynked Network is required to update the patient records within 24 hours of seeing the patient. The information is organized in an easy to read format in order that a physician be able to review the necessary information quickly during and prior to patient visits, which, in turn, facilitates a more comprehensive and effective patient encounter.

Patient data is stored in conformity with the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”. The network utilizes Amazon AWS infrastructure which uses Amazon “HIPPA” complaint servers along with Amazon RDS with LAMP, HTML5 and several JavaScript frameworks, including Angular and React. Recommendations for end users are 512 kbps+ internet connection speed and a web browser such as Google Chrome, Internet Explorer, Mozilla Firefox, Safari or handheld devices such as iOS devices, android phones or tablets. Our developers utilize third party controls for functionality and user interface where the use of those controls adds value to the system beyond custom creation of new tools. We intend to adjust forward compatibility for major browser version updates, new browsers, operating system updates or new operating system as needed. The HealthLynked Network is EMR agnostic, and is compatible with all electronic medical records systems, allowing for minimal barriers to participation and broader penetration of the market.

Acquisition of NWC

In August 2014, we acquired the NWC, an OB/GYN practice in Naples, Florida that was established in 1996.

This acquisition provided a foundation for ongoing development of the HealthLynked Network by allowing us to register NWC’s approximately 6,000 active patients and 6500 inactive patients and to utilize the expertise of our employed physicians to help in the design and strategy for deployment of the HealthLynked Network. It is anticipated that future medical practices may be acquired from time to time as we see fit to further develop, test and deploy the HealthLynked Network into new strategic regional areas throughout the country.

Through NWC, we also provide Obstetrical and Gynecological medical services to patients in the South West Florida region. NWC currently employs four OB/GYN physicians and one ARNP nurse practitioner. The services offered include obstetrical services for high and low risk patients, in office ultrasonography, and prenatal testing. Gynecological services include general physical exams, surgical procedures such as hysterectomy, bladder incontinence procedures, pelvic reconstruction, sterilization, endometrial ablation, advanced robotic surgery, contraceptive management and infertility testing and treatment.

The HealthLynked Network- How It Works

We test-launched during the third quarter of 2017 under the domain name “www.HealthLynked.com.” Our system walks patients through a series of easy to use pages with point and click selections and drop down menus that allow them to enter their past medical history, past surgical history, allergies, medications, and family medical history. In addition, members are allowed to create accounts for children under the age of 18 and keep track of required visits and vaccines. Members select physicians, schools, hospitals and other parties to whom they wish to grant access to their records. This access can be either ongoing, or restricted by time and date, in accordance with the patient’s control settings.

Physicians are required to have a claimed active account in order to access patients’ online records and receive referrals for new patients. Once a patient has granted their physician access to their medical charts, office intake paperwork can be downloaded by the physician without the need for the patient to fill out lengthy and repetitive paperwork. Upon completion of the office visit, providers are required to upload the medical record into the online patients’ file within 24 hours via eFax, APIs with select EMRs or through the HealthLynked Portal. Each patient's account has a unique bar code that when faxed into our system is recognized for that patient and archived in the patient's chart, by date and provider. The HealthLynked Network is independent of any EMR system and physicians only require a fax machine or computer to participate, allowing for minimal barriers to participation and broader penetration of the market.

In addition to serving as a complete medical record archive, we believe that the HealthLynked Network allows for shorter wait times at doctors’ offices by giving doctors immediate access to patients’ complete medical information, insurance information and required treatment consent forms. Patients only need to verify their treating physician’s access to their files upon or prior to their next doctor’s visit. Patients are also able to coordinate multiple physician visits and keep an updated and complete personal medical record archive. These files may also be shared among a patient’s different specialty physicians, a function that we believe is especially helpful for patients who travel and may need to access their records or obtain physician referrals in multiple localities. We also believe that the HealthLynked Network is especially useful in medical emergencies when patients are unable to provide a medical history on their own because our system allows patients the option to grant healthcare providers, in advance, special access in emergency situations.

The HealthLynked Network also provides an online scheduling function for patients to book appointments with participating providers. Healthcare provider profiles feature physicians’ biographies, office locations, hours and available appointment times. In addition, the platform will provide patients with a list of recommended health screenings tailored to each patient’s unique medical history and demographics. Recommended screenings could include, but is not limited to, annual mammograms for women over the age of 40, colonoscopy every 10 years after the age of 50, recommended pap smear screenings, routine blood tests, and prostate exams. This base service will be free for patients. However, we plan to charge additional fees for real-time schedule booking, access to telemedicine service and access to a 24-hour nurse’s hotline and to charge physicians for upgraded physician profiles and SEO marketing.

Benefits for Multiple Constituencies

We believe that the HealthLynked Network provides numerous benefits for patients, medical providers, hospitals, emergency rooms and schools.

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free

●	Easy online scheduling of appointments

●	Real-time booking for appointments available in the next 4 hours

●	Keep track of co-pays and deductibles on insurance plans

●	More accurate and detailed personal medical history
●	Complete medication lists with dosing and warnings of potential drug interactions

●	Ability to create accounts for children, and track recommended health screenings and vaccines

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paper work

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network

●	Telemedicine online nurse/ physician triage to help patients get appropriate medical care for fee paying members

●	Patients can access family members’ records in the event of illness or accident

●	Access to telemedicine for medical consultations and appointments for fee paying members

●	24 hour nurse hotline available for fee paying members

Benefits for physicians and providers:

●	More accurate patient medical history including past medical records

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	A detailed and accurate medications list from patients

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues

●	Referral source for new patients

●	Online marketing profiles

Comprehensive Marketing to active and inactive patients

●	SEO and marketing options

●	Co-pay and deductible information on patients insurance plans will be readily available

●	Additional revenue stream from signing up new patients

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients

●	Low membership fees of $300 - $400 per month per provider during the first year

●	No new equipment required

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are not conscious to provide a complete medical history

●	Information on traveling patients who present to a hospital in an emergency situation

●	Online access to patient information 24 hours a day, 7 days a week

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	No new equipment required

Benefits for schools:

●	Access by authorized school officials to students’ medical histories

●	Linked access to students’ primary care physicians

●	Access to vaccination records

●	Allergy and medication tracking

●	Emergency contact information of family members

Benefits for parents:

●	Complete children profiles

●	Access given to schools in case of medical emergences

●	List of allergies available to those granted access

●	Vaccine records available to those granted access

●	Recommended health screenings

●	Journal for health log and milestones through news feeds and groups

Business Model

Our business model is focused on market penetration and recruiting physicians and patients to use our system for archiving patient medical records, comprehensive marketing to active and inactive patients, a way to connect on a regular basis utilizing news feeds and groups, accessing new patients, and for on-line “real-time” scheduling physician appointments.

We currently charge physicians $300 - $400 per month to participate in the network. Physicians upload their patients into a secure patient portal to market to their active and inactive patients. They initially send to all their patients an email inviting them to claim their HLYK profile free of charge, update their profiles and bring it with them to their next visit to the physicians office.

We also anticipate charging certain healthcare facilities either an annual or monthly fee that will vary per facility based upon number of professionals per facility. Currently, it is anticipated that hospitals and emergency rooms would be charged a higher fee for our services once our patient network has been expanded.

The base services of our network are free for patients, and they may also upgrade their service should they wish to receive telemedicine services and access to a 24-hour nurse hotline.

Pursuant to our business strategy, we acquired NWC to begin deployment of the HealthLynked Network and register NWC’s approximately 6,000 active patients and 6,500 inactive patients into the HealthLynked system. While we expect to generate minimal revenues from physician fees related to such deployment in fiscal 2018, we anticipate that establishing the patient database will be a valuable marketing tool for our sales team in marketing to new physicians in the marketplace. We plan to further expand NWC by engaging five additional physicians and project, although no assurance can be given, that by 2020 NWC will generate annual aggregate net revenues of approximately $5,000,000. We believe that targeting women’s practices to market HealthLynked is one of the best approaches as women generally make most of the healthcare decisions for their families. We intend to begin expanding our sales force and marketing outside of Florida to include Alabama, Georgia and South Carolina and establish a footprint within the southeastern United States by the end of 2018.

Sales Strategy

We intend that HealthLynked will be introduced and marketed through the following strategies beginning in the second quarter of 2018:

●	Direct sales force targeting physicians' offices

Jacksonville and Orlando

Signed 6 HealthLynked Advisory Board Members

Starting with physicians claiming their existing base profiles confirming accuracy

Focusing on comprehensive marketing to physicians active and inactive patients to improve retention

Physicians upload patients in secured HLYK portal and send email to all patients to claim their HLYK profile and update it to bring into the office for their next visit.

Use of HLYK network for on-line appointment scheduling for patients

●	Direct to patient marketing:

o	SEO/SEM campaigns direct to patients

●	Affiliated marketing campaigns

●	Co-marketing with MedOfficeDirect (a virtual distributor of medical supplies to physicians’ offices that is affiliated with our management team)

●	Expanded southeast regional sales efforts

We intend that our initial primary sales strategy will be direct physician sales through the use of regional sales representatives whom we have hired on a reasonable cost basis. We have targeted two key metropolitan areas, Orlando and Jacksonville Florida and deployed a sales representative in each location who reports to our Chief Commercial Officer, Robert Horel.

Rapid growth is expected over the next five years, due in large part to our engagement of our Mr. Horel, a seasoned sales professional. Mr. Horel is responsible for our overall sales and marketing efforts. However, we do not consider Mr. Horel to be a “named executive officer” under Item 402 of Regulation S-K.

Mr. Horel was formerly a sales executive at NeoGenomics, Inc. We believe that with his expertise and contacts, HealthLynked will be able to sign over 500 physicians in the next twelve months, with this level of growth doubling every year over the next five years. Under Mr. Horel’s leadership, our sales team is projected to grow from 10 sales representatives to over 100 sales representatives during this five-year period. Mr. Horel and Company management will decide on new markets after Orlando and Jacksonville have proven successful.

We intend to use our client relationship management system Salesforce.com to track sales calls and market penetration. Our marketing efforts towards physicians will emphasize how our systems can increase physician practice revenues, improve office efficiencies, and improve the accuracy of recorded patients’ medical histories.

Once a physician agrees to participate, they will put all their patients in a secured portal in the cloud, and email them to claim their profile, update it and bring it in for their next office visit. As mentioned above, access to the HealthLynked Network is free for patients. The physicians will then market to their active and inactive patients and it is anticipated that physicians will generate up to $100k in incremental annual revenue for an investment of $4,800 per year.

In combination with our direct sales, we intend to also utilize internet based search engine marketing an optimization (SEM/SEO) to increase our presence in certain targeted geographical areas. These campaigns will be focused on both physicians and patients. We believe that direct to consumer marketing through email campaigns will be an effective way to build interest and drive patient and physician demand for our services. We anticipate that we will be able to foster faster market penetration and increase demand for our services by marketing to “both sides”, the consumer and the practitioner once the direct sales model is solidified.

Our campaigns will direct patients to look for physicians in the HealthLynked Network to ensure that they maintain the accuracy and completeness of their medical records. Our system will further allow patients to search for in-network physician providers and schedule online “real-time” appointments via our system. We believe that physicians in the HealthLynked Network will see an increase in new patients as a result of their participation and as more patients claim their profiles from the physicians’ initial emails to patients, the value to physicians of joining our network will increase from not only existing patient marketing, but also for acquisition of new patients in the Network.

We believe that affiliated marketing campaigns will be very helpful in attracting new users and increasing market awareness. We intend to partner with pharmaceutical companies, medical distributors, insurance companies; medical societies and others to cross market our products. We have already partnered with MedOfficeDirect, LLC, an online medical supply distributor affiliated with our management, to co-market our respective services and share advertising on our web sites.

Intellectual Property

We have reserved the domain www.HealthLynked.com and have registered “HealthLynked” and our corporate logo as a service mark with the United States Patent and Trademark Office. We plan to file patent applications as needed to protect our technology as soon as the technology is launched, which is currently anticipated to be during the third and fourth quarters of 2018.

Research and Development

Our research and development efforts consist of building, developing, and enhancing the HealthLynked Network, including comprehensive marketing to active and inactive patients, the real time scheduling of appointments through our new mobile application, regular appointment scheduling, telemedicine appointment scheduling, sharing of secured documents between physicians and patients, and devise independent access mobile, tablet and web browser. Further, we are developing our systems to provide for secured date storage, drug interaction alerts, and the barcoding of documents for retrieval and storage.

Professional and General Liability Coverage

We maintain professional and general liability insurance policies with third-party insurers generally on a claims-made basis, subject to deductibles, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, no assurance can be given that any pending or future claim against us will not be successful or if successful will not exceed the limits of available insurance coverage. Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals generally on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our physicians to maintain hospital privileges.

Employees

As of December 31, 2017, we had 28 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

Competition

The markets for our products and services are highly competitive, and are characterized by rapidly evolving technology and product standards, as well as frequent introduction of new products and services. All of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do.

Our principal existing competitors include but are not limited to ZocDoc, Inc., AthenaHealth Inc., All scripts Healthcare Solutions, Inc., Cerner Corporation and Epic Systems Corporation. In addition, we expect that major software information systems companies, large information technology consulting service providers, start-up companies, managed care companies and others specializing in the health care industry may offer competitive products and services.

We believe that we differ from our competitors in that we are not practice management software or an EMR provider. Companies like AthenaHealth Inc., All scripts Healthcare Solutions, Inc., Cerner and Epic Systems Corporation offer software solutions to operate and manage a medical practice. Functions of these systems include patient billing, monitoring patient account balances and payments, tracking of appointments and creating encounter visits for each patient seen. HealthLynked works in conjunction with these practice management software systems and does not seek to replace them. Patients’ medical encounters created by these systems are uploaded to the patient’s profile in the HealthLynked Network. The HealthLynked Network can incorporate any physical or digital documents into a patient’s medical record history and thus allow it to be utilized across all healthcare platforms. HealthLynked provides an online appointment scheduling application that is similar to ZocDoc, Inc.’s offering, but in addition offers telemedicine appointments through our own patient interface.

The advantage of having a healthcare network independent of any one practice management or EMR software allows the HealthLynked system to be fully utilized across the entire medical community. Integration and participation by both patients and healthcare providers in a unified platform offers significant advantages in the quality and nature of healthcare delivery in the future. To our knowledge a unified healthcare network like HealthLynked currently does not exist in the market.

Government Regulation

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we are found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. Moreover, the Affordable Care Act contains numerous provisions that are reshaping the United States healthcare delivery system, and healthcare reform continues to attract significant legislative interest, regulatory activity, new approaches, legal challenges and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Risk Factors—“The Affordable Care Act may have a significant effect on our business.”

Licensing and Certification

Florida imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare practices. We may have to obtain regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We are also required to meet applicable Medicaid provider requirements under state laws and regulations and Medicare provider requirements under federal laws, rules and regulations.

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, relating to government-sponsored or funded healthcare programs, or GHC Programs, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state agencies. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted or expanded healthcare fraud and abuse laws.

The fraud and abuse provisions include extensive federal and state laws, rules and regulations applicable to us, particularly on the services offered through NWC. In particular, the federal anti-kickback statute has criminal provisions relating to the offer, payment, solicitation or receipt of any remuneration in return for either referring Medicaid, Medicare or other GHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by GHC Programs. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” applies to physician ordering of certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and have been broadly interpreted by federal courts, and potentially subject many healthcare business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in GHC Programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submission of, or causing to be submitted, false claims to GHC Programs, including Medicaid, Medicare, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the recently established Affordable Care Act exchanges. Substantial civil fines and multiple damages, along with other remedies, can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that submitted or caused to be submitted an allegedly false claim acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim or with “willful disregard,” notwithstanding that there may have been no specific intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of known overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment or enhancement of a growing number of state false claims acts, certain amendments to the FCA and enhanced government enforcement.

In addition, federal and state agencies that administer healthcare programs have at their disposal statutes, commonly known as “civil money penalty laws,” that authorize substantial administrative fines and exclusion from government programs in cases where an individual or company that filed a false claim, or caused a false claim to be filed, knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties.

The civil and administrative false claims statutes are being applied in an increasingly broader range of circumstances. For example, government authorities have asserted that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position, now with support in the FCA, that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. Many of the laws and regulations referenced above can be used in conjunction with each other.

If we were excluded from participation in any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them. It could also adversely affect our ability to contract with, or to obtain payment from, non-governmental payors.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws, rules and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory or regulatory language. If there is a determination by government authorities that we have not complied with any of these laws, rules and regulations, our business, financial condition and results of operations could be materially, adversely affected.

Government Reimbursement Requirements

In order to participate in the various state Medicaid programs and in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While we believe that we adhere to the laws, rules and regulations applicable to the government programs in which we participate, any failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations.

In addition, GHC Programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicaid and Medicare reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicaid, Medicare and other government healthcare programs.

Our business also could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs.

HIPAA and Other Privacy Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use and confidentiality of protected health information, including the HIPAA, and its implementing regulations, violations of which are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of the HealthLynked Network and our medical record keeping, third-party billing and other services, we collect and maintain protected health information on the patients that we serve.

Pursuant to HIPAA, the U.S. Department of Health and Human Services (“HHS”) has adopted standards to protect the privacy and security of individually identifiable health information, known as the Privacy Standards and Security Standards. HHS’ Privacy Standards apply to medical records and other individually identifiable health information in any form, whether electronic, paper or oral, that is used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses, which are known as “Covered Entities.” We have implemented privacy policies and procedures, including training programs, designed to be compliant with the HIPAA Privacy Standards.

HHS’ Security Standards require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained or transmitted (including between us and our affiliated practices). We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA Security Standards.

In February 2009, Congress enacted the HITECH as part of the ARRA. Among other changes to the law governing protected health information, HITECH strengthened and expanded HIPAA, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information, and imposed a number of privacy and security requirements directly on third-parties that perform functions or services for us or on our behalf. Specifically, HITECH requires that Covered entities report any unauthorized use or disclosure of protected health information that meets the definition of a breach, to the affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that business associates report breaches to their Covered Entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. Final regulations implementing the HITECH requirements were issued in January 2013. We have privacy policies and procedures aimed at ensuring compliance with HITECH requirements. In addition to the federal HIPAA and HITECH requirements, numerous other state and certain other federal laws protect the confidentiality of patient information, including state medical privacy laws, state social security number protection laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws.

Environmental Regulations

Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our office-based operations are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and we anticipate that such compliance will not, materially affect our capital expenditures, financial position or results of operations.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable state laws. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. Florida’s Consumer Collection Practices Act is broader than the federal legislation, applying the regulations to “creditors” as well as “collectors,” whereas the Fair Debt Collection Practices Act is applicable only to collectors. This prohibits creditors who are attempting to collect their own debts from engaging in behavior prohibited by the Fair Debt Collection Practices Act and Consumer Collection Practices Act. The Consumer Collection Practices Act has very specific guidelines regarding which actions debt collectors and creditors may engage in to collect unpaid debt.

Government Investigations

We expect that audits, inquiries and investigations from government authorities, agencies, contractors and payors will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Item 1A. Risk Factors

FINANCIAL AND GENERAL BUSINESS RISKS

Our subsidiary the Naples Women’s Center, currently our only source of income, has incurred losses in the past and may not be able to achieve profitability in the future.

Even though our subsidiary the Naples Women’s Center (“NWC”) was established in 1996, it is subject to many of the risks inherent in the practice of medicine. We cannot give any assurance that NWC’s operations will continue as currently intended and no assurance can be given that we can continue to receive reimbursement from third party payers. Further, changes in Healthcare regulations in the coming years may negatively impact our operations. NWC realized segment loss from operations for the year ended December 31, 2017 and 2016. We expect to hire approximately five additional new physicians over the next two to five years, which will result in increased costs and expenses, which may result in future operating losses.

We may never be able to implement our proposed online personal medical information and archiving system and as such, an investment in us at this stage of our business is extremely risky.

The HealthLynked Network is in the developmental stages and we currently anticipate launching the network sometime during the second quarter of 2018. However, we cannot guarantee how long it will take us to develop our technology. In addition, we cannot predict whether physicians and patients will adopt our technology, or even if they do, the timing of such adoption. Further, it is possible that other competitors will greater resources could enter the market and make it more difficult for us to attract or keep customers. Consequently, at this phase of our development, our future is speculative and depends on the proper execution of our business model.

No assurance can be given that we will be able to timely repay the amounts due on convertible notes outstanding.

At the present time, no assurance can be given that we will earn sufficient revenues or secure the necessary financing, if needed, to timely pay the amounts owed under the Convertible Notes. The Secured Note is secured by substantially all of our assets, including, but not limited to, receivables of NWC, machinery, equipment, contracts rights, and letters of credits. If we fail to timely repay the amounts owed under the Secured Note, a default may allow the lender under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt. As of December 31, 2017, we had convertible notes payable of $811,858 and notes payable of $70,186. We expect to repay these obligations from outside funding sources, including but not limited to amounts available upon the exercise of the Put Right granted to us under the Investment Agreement, sales of our equity, loans from related parties and others, or to satisfy convertible notes payable through the issuance of shares upon conversion pursuant to the terms of the respective convertible notes payable. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes payable before they mature. In order to access cash available under the Investment Agreement or satisfy the convertible notes payable through the issuance of shares upon conversion, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. If we are unable to meet these requirements, we will not have access to funds under this arrangement.

We have substantial future capital needs and our ability to continue as a going concern depends upon our ability to raise additional capital and achieve profitable operations.

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital requirements through the second quarter of 2018. As of December 31, 2017, we had a working capital deficit of $2,102,923 and accumulated deficit $4,705,230. For the year ended December 31, 2017, we had a net loss of $2,581,011 and net cash used by operating activities of $1,619,269. However, we anticipate that we will need an additional $2.4 million in 2018 to properly execute our business plan and service debt maturing in 2018. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, hire employees, respond to competitive pressures, acquire technologies or respond to unanticipated requirements. Management’s plans include attempting to improve our profitability and our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to increase our cash balances. However, there can be no assurance that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results. Further, we may seek to raise additional funds through the issuance of equity securities, in which case, the percentage ownership of our shareholders will be reduced and holders may experience additional dilution in net book value per share.

Our future success depends on our ability to execute our business plan by fully developing our online medical records platform and recruiting physicians and patients to adopt and use the system. However, there is no guarantee that we will be able to successfully implement our business plan.

Our operations to date have been limited to the medical services provided by the NWC. The online medical records platform we seek to provide through the HealthLynked Network is in the early stages of development and as such, we have not yet demonstrated our ability to successfully develop or market this platform. As of the date of this prospectus, we have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth in our physician network over the next five years based on aggressively increasing our marketing efforts. We intend to rely on the efforts of our newly engaged Chief Commercial Officer to attempt to enroll over 2,000 new physicians by December 2018 with that level of growth doubling every year over the next five years. We currently maintain a small in house programming, IT, administrative and sales personnel. The capacity to service the online medical records platform and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified employees, management and other personnel. Failure to do so, or to satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

The departure or loss of Dr. Michael Dent could disrupt our business.

We depend heavily on the continued efforts of Dr. Michael Dent, Chief Executive Officer and Chairman of the Board, who has provided us with a total of $338,470 in working capital during the year ended December 31, 2017. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a four-year written employment contract with Dr. Dent effective July 1, 2016, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

The departure or loss of Robert Horel, our Chief Commercial Officer, could disrupt our business.

We depend heavily on the continued efforts of Robert Horel, our Chief Commercial Officer. Mr. Horel’s expertise and contacts are essential to our sales strategy and would be difficult to replace. While we have entered into a written employment contract with Mr. Horel effective November 28, 2016, we cannot be certain that Mr. Horel will continue with us for any particular period of time. The departure or loss of Mr. Horel, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

George O’Leary may devote only a portion of his business time to us, which could materially and adversely affect us and our business.

Mr. O’Leary, our Chief Financial Officer, has entered into a two-year consultancy agreement with us effective July 1, 2016. However, under the terms of such agreement, he is not required to work exclusively for us and does not devote all of his time to our operations. Presently, Mr. O’Leary allocates only a portion of his time to the operation of our business. As Mr. O’Leary is currently providing consulting services elsewhere in addition to serving as our Chief Financial Officer, he is able to commit to us only up to twenty-five hours a week but is not obligated to devote any particular amount of time to our business or affairs.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.

The healthcare industry, healthcare information technology, the online medical records platform services that we provide and the physicians’ medical practices we engage in through NWC are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

●	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicaid, Medicare and other government-funded programs that contain false or fraudulent information or from improperly retaining known overpayments;

●	a provision of the Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicaid and Medicare;

●	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, applies when physicians refer Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

●	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving government-funded programs;

●	provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

●	federal and state healthcare programs may deny our application to become a participating provider that could in turn cause us to not be able to treat those patients or prohibit us from billing for the treatment services provided to such patients;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicaid or Medicare for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

●	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

●	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs.

In addition, we believe that our business, including the business conducted through NWC, will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with the physicians using the HealthLynked Network constitute fee splitting and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Regulatory authorities or other parties also could assert that our relationships violate the anti-kickback, fee splitting or self-referral laws and regulations. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our overall business, financial condition, results of operations, cash flows and the trading price of our common stock.

Federal and state laws that protect the privacy and security of protected health information may increase our costs and limit our ability to collect and use that information and subject us to penalties if we are unable to fully comply with such laws.

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of individually identifiable health information. These laws include:

●	Provisions of HIPAA that limit how healthcare providers may use and disclose individually identifiable health information, provide certain rights to individuals with respect to that information and impose certain security requirements;

●	The Health Information Technology for Economic and Clinical Health Act (“HITECH”), which strengthens and expands the HIPAA Privacy Standards and Security Standards and imposes data breach notification obligations;

●	Other federal and state laws restricting the use and protecting the privacy and security of protected health information, many of which are not preempted by HIPAA;

●	Federal and state consumer protection laws; and

●	Federal and state laws regulating the conduct of research with human subjects.

Through the HealthLynked Network, we collect and maintain protected health information in paper and electronic format. New protected health information standards, whether implemented pursuant to HIPAA, HITECH, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communicate with third parties, and compliance with these standards could impose significant costs on us, or limit our ability to offer certain services, thereby negatively impacting the business opportunities available to us.

In addition, if we do not comply with existing or new laws and regulations related to protected health information, we could be subject to remedies that include monetary fines, civil or administrative penalties, civil damage awards or criminal sanctions.

RISKS RELATED TO THE HEALTHLYNKED NETWORK

The market for Internet-based personal medical information and record archiving systems may not develop substantially further or develop more slowly than we expect, harming the growth of our business.

It is uncertain whether personal medical information and record archiving systems will achieve and sustain the high levels of demand and market acceptance we anticipate. Further, even though we expect NWC patients and physicians to use the HealthLynked Network, our success will depend, to a substantial extent, on the willingness of unaffiliated patients, physicians and hospitals to use our services. Some patients, physicians and hospitals may be reluctant or unwilling to use our services, because they may have concerns regarding the risks associated with the security and reliability, among other things, of the technology model associated with these services. If our target users do not believe our systems are secure and reliable, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.

If we do not continue to innovate and provide services that are useful to our target users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated client requirements, and obtain market acceptance. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients and users. As a result, we will be required to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients and users will want, while offering these services at competitive prices.

If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely or cost-effective basis, we may lose clients and target users. Our operating results would also suffer if our innovations are not responsive to the needs of our clients and users, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by our services. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.

Failure to manage our rapid growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

To manage our anticipated future growth effectively, we will need to enhance our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must engage and retain a significant number of qualified professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce client or user satisfaction; limit our ability to respond to competitive pressures; and could also result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy

We may be unable to adequately protect, and we may incur significant costs in enforcing, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We expect to rely upon a combination of copyright, trademark, trade secret, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect these rights.

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we intend to submit patent applications covering our integrated technology during 2017, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

Our expected agreements with clients, users, vendors and strategic partners will limit their use of, and allow us to retain our rights in, our intellectual property and proprietary information. Further, we anticipate that these agreements will grant us ownership of intellectual property created in the performance of those agreements to the extent that it relates to the provision of our services. In addition, we require certain of our employees and consultants to enter into confidentiality, non-competition, and assignment of inventions agreements. We also require certain of our vendors and strategic partners to agree to contract provisions regarding confidentiality and non-competition. However, no assurance can be given that these agreements will not be breached, and we may not have adequate remedies for any such breach. Further, no assurance can be given that these agreements will be effective in preventing the unauthorized access to, or use of, our proprietary information or the reverse engineering of our technology. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In any event, these agreements do not prevent our competitors from independently developing technology or authoring clinical information that is substantially equivalent or superior to our technology or the information we distribute.

To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, or financial condition.

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. For example, some open source licenses require that those using the associated code disclose modifications made to that code and such modifications be licensed to third parties at no cost. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code. However, there can be no assurance that such efforts will be successful, and such use could inadvertently occur.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may receive in the future communications from third parties claiming that we, our technology, or components thereof, infringe on the intellectual property rights of others. We may not be able to withstand such third-party claims against our technology, and we could lose the right to use third-party technologies that are the subject of such claims. Any intellectual property claims, whether with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. Although we intend that many of our third-party service providers will be obligated to indemnify us if their products infringe the rights of others, such indemnification may not be effective or adequate to protect us or the indemnifying party may be unable to uphold its contractual obligations.

Moreover, any settlement or adverse judgment resulting from such a claim could require us to pay substantial amounts of money or obtain a license to continue to use the technology or information that is the subject of the claim, or otherwise restrict or prohibit our use of the technology or information. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; that we would be able to develop alternative technology on a timely basis, if at all; that we would be able to obtain a license to use a suitable alternative technology or information to permit us to continue offering, and our clients to continue using, our affected services; or that we would not need to change our product and design plans, which could require us to redesign affected products or services or delay new offerings. Accordingly, an adverse determination could prevent us from implementing our strategy or offering our services and products, as currently contemplated.

We may not be able to properly safeguard the information on the HealthLynked Network.

Information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. A failure in, or a breach of our information systems as a result of cyber attacks could disrupt our business, result in the release or misuse of confidential or proprietary information, damage our reputation, and increase our administrative expenses. Although we plan to have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Our employees may not take all appropriate measures to secure and protect confidential information in their possession.

Each of our employees is advised that they are responsible for the security of the information in our systems and to ensure that private information is kept confidential. Should an employee not follow appropriate security measures, including those that have been put in place to prevent cyber threats or attacks, the improper release of protected health information could result. The release of such information could have a material adverse effect our reputation and our business, financial condition, results of operations and cash flows.

RISKS RELATED TO THE PROVISION OF MEDICAL SERVICES BY NWC

Any state budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of slow economic growth and volatile economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing budget shortfalls and underfunded pension and other obligations. Although the shortfalls for the more recent budgetary years have declined, they are still significant by historical standards. The financial condition in Florida or other states in which we may in the future could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The Affordable Care Act may have a significant effect on our business.

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the FCA.

The Affordable Care Act contains numerous other measures that could affect us. For example, payment modifiers are being developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule under the Affordable Care Act that is intended to allow physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and based upon established quality of care standards. We will continue to evaluate the impact of the ACO regulations on our business and operations.

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective relatively recently. On October 1, 2013, individuals began enrolling in health care insurance plans offered under these state-based and federally-facilitated insurance exchanges, notwithstanding significant technical issues in accessing and enrolling in the federal online exchange. Such issues may have delayed or reduced the purchase of health care insurance by uninsured persons. In order to be covered on the effective date of January 1, 2014 individuals were required to enroll and pay their first premium by December 24, 2013, however, extensions have been, and may continue to be granted on a case by case basis depending on specific circumstances. Uninsured persons who do not enroll in health care insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies. The patient responsibility costs related to health care plans obtained through the insurance exchanges may be high, and we may experience increased bad debt due to NWC’s patients’ inability to pay for certain services.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty level. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. As a result of these and other uncertainties, we cannot predict whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted.

The Affordable Care Act also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions as well as administrative actions delaying the effectiveness of key provisions. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Government-funded programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A portion of the net patient service revenue derived from services rendered through NWC is from payments made by Medicare and Medicaid and other government-sponsored or funded healthcare programs (the “GHC Programs”). These government-funded programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons. These government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for services rendered by NWC’s physicians. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

We may become subject to billing investigations by federal and state government authorities.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS issued a final rule requiring states to implement a Medicaid Recovery Audit Contractor (“RAC”) program effective January 1, 2012. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of NWC’s operations, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We may not appropriately record or document the services provided by our physicians.

We must appropriately record and document the services our doctors provide to seek reimbursement for their services from third-party payors. If our physicians do not appropriately document, or where applicable, code for their services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be adversely affected.

We may not be able to successfully recruit and retain qualified physicians, who are key to NWC’s revenues and billing.

As part of our business plan, we may acquire other medical practices as we see fit to further develop, test and deploy the HealthLynked Network into new strategic regional areas throughout the country. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service execute our business plan may be adversely affected. Our founder, Dr. Michael Dent, retired in 2016 from seeing patients. We are in the process of replacing him with an experienced physician who is qualified to perform surgeries. If we are unable to replace Dr. Dent, or to find a physician who can perform the same types of procedures, including surgeries, it could have a material adverse effect on the operations of NWC.

A significant number of NWC physicians could leave our practice and we may be unable to enforce the non-competition covenants of departed employees.

We have entered into employment agreements with the current NWC physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our physicians have agreed not to compete with us within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians. Our physicians may leave our practices for a variety of reasons, including providing services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our physicians leave our practices or we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, and adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants in any particular case.

We may be subject to medical malpractice and other lawsuits not covered by insurance.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See “Business-Professional and General Liability Coverage.”

We may not be able to collect reimbursements for our services from third-party payors in a timely manner.

A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by NWC physicians. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could prevent us from providing services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

Certain federal and state laws may limit our effectiveness at collecting monies owed to us from patients.

We utilize third parties to collect from patients any co-payments and other payments for services that are provided by NWC physicians. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. The Florida Consumer Collection Practices Act, is broader than the federal legislation, applying the regulations to “creditors” as well as “collectors,” whereas the Fair Debt Collection Practices Act is applicable only to collectors. This prohibits creditors who are attempting to collect their own debts from engaging in behavior prohibited by the Fair Debt Collection Practices Act and Florida Consumer Collection Practices Act. The Act has very specific guidelines regarding which actions debt collectors and creditors may engage in to collect unpaid debt. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain effective and efficient information systems.

The profitability of our business, including the services provided by NWC, is dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems, disruptions in our existing information systems or the implementation of new systems could cause disruptions in our business operations, including errors and delays in billings and collections, disputes with patients and payors, violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences.

RISKS RELATING TO OUR ORGANIZATION

Our articles of incorporation authorize our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Stockholders’ ability to influence corporate decisions may be limited because Michael Dent, our Chief Executive Officer and Chairman of the Board, currently owns a controlling percentage of our common stock.

Currently, Dr. Dent, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 72% of our outstanding common stock. As a result of this stock ownership, Dr. Dent can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Dr. Dent and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. However, we will not be required to make our first assessment of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a public company, we will need to implement additional financial and management controls, reporting systems and procedures and hire accounting, finance and legal staff.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The public market for our common stock is new and limited.  Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

Our common stock has traded on the OTCQB under the symbol “HLYK” since May 10, 2017.  There is a limited public market for our common stock and a more active public market for our common stock may not develop.  Failure to develop or maintain an active trading market could make it difficult to sell shares or recover any part of an investment in our common shares.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Drawdowns under the Investment Agreement may cause dilution to existing shareholders.

Iconic has committed to purchase up to $3,000,000 worth of shares of our common stock. From time to time during the term of the Investment Agreement, and at our sole discretion, we may present Iconic with a put notice requiring Iconic to purchase shares of our common stock. The purchase price to be paid by Iconic will be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain adjustments. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Iconic. The issue and sale of the shares under the Investment Agreement may also have an adverse effect on the market price of the common shares. Iconic may resell some, if not all, of the shares that we issue to it under the Investment Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Iconic in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Iconic, and because our existing stockholders may disagree with a decision to sell shares to Iconic at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Investment Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount of funding. During the year ended December 31, 2017, we issued 222,588 shares pursuant to draws under the Investment Agreement.

There is no guarantee that we will be able to fully utilize the Investment Agreement, if at all.

The purchase price and amount of shares we can sell to Iconic under the Investment Agreement shall depend on our stock price and stock volume, and we cannot guarantee that our stock price and trading volume will be adequate to allow us to raise sufficient funds under the agreement. The purchase price for shares sold to Iconic shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor, subject to certain discounts and adjustments. The maximum Put Amount that the Company shall be entitled to put to Iconic per any applicable put notice is an amount of shares of common stock up to or equal to 100% of the average of the daily trading volume for the ten consecutive trading days immediately prior to the applicable put notice date, so long as such amount is at least $5,000 and does not exceed $150,000, as calculated by multiplying the Put Amount by the average daily weighted average price of our common stock for the ten consecutive trading days immediately prior to the applicable put notice date. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. We must also have complied with our obligations and otherwise not be in material breach or default of the Convertible Notes and warrants issued to Iconic. If we are unable to meet these requirements, we will not have access to funds under this arrangement. There can be no assurances that we will be able to meet these requirements.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Investment Agreement and as such, Iconic may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

Iconic has agreed, subject to certain exceptions listed in the investment agreement with Iconic, to refrain from holding an amount of shares which would result in Iconic or its affiliates owning more than 9.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent Iconic from selling shares of our common stock received in connection with a put, and then receiving additional shares of our common stock in connection with a subsequent put. In this way, Iconic could sell more than 9.99% of the outstanding common stock in a relatively short time frame while never holding more than 9.99% at one time.

We may not be able to refinance, extend or repay our substantial indebtedness owed to Iconic, which would have a material adverse affect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to Iconic when they mature. As of March 12, 2018, we owed Iconic an aggregate of $718,858. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, Iconic would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of March 12, 2018, we had approximately 222 million shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options and warrants, and conversion of outstanding convertible debt, including debt owed to Iconic and others. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its operating facilities pursuant to three separate lease agreements for properties located in Naples, Florida. First, the Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was initially eligible for quotation and trades on OTCPink on May 5, 2017 under the symbol “HLYK.” Since May 10, 2017, our common stock has been eligible for quotation and trades on the OTCQB under the symbol “HLYK.”

The following table reflects the high and low sale prices of our common stock for each quarter since our common stock began trading on May 5, 2017. The share prices presented in the table represent prices between broker-dealers and do not include retail mark-ups and markdowns or any commission to the dealer.

Quarter Ended	High	Low
Quarter Ended March 31, 2018 (through March 12, 2018)	$0.19	$0.03
Quarter Ended December 31, 2017	$0.23	$0.03
Quarter Ended September 30, 2017	$0.56	$0.21
Quarter Ended June 30, 2017 (from May 5, 2017)	$0.90	$0.30

The last reported sales price of our common stock on the OTCQB on December 31, 2017 was $0.045 and on March 12, 2018, the last reported sales price was $0.11.

Holders

As of March 12, 2018, we had 77 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2016 Equity Incentive Plan (the “EIP”) as of December 31, 2017. All of the outstanding awards listed below were granted under the EIP.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	---	---	---
Equity compensation plans not approved by stockholders	2,978,746	$0.12	12,524,934

On January 1, 2016, the Company instituted the EIP for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. During the years ended December 31, 2017 and 2016, the Company made grants totaling 175,000 and 1,552,500 shares of restricted common stock pursuant to the EIP. The grants are subject to time-based vesting requirements and generally vest a portion upon grant and the balance on a straight-line basis over a period of four years.

Unregistered Sales of Equity Securities

Except as set forth below or disclosed in a Current Report on Form 8-K, we did not issue any unregistered securities during the year ended December 31, 2017:

In February 2017, we sold 2,100,000 shares of common stock to three investors. We received $210,000 in proceeds from the sale. The shares were issued at a share price of $0.10 per share.

 In February 2017, we issued a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.15 per share. The warrant shall expire on February 10, 2020 and may be exercised on a cashless basis. The warrant has a 9.99% beneficial ownership limitation.

In April 2017, we sold 1,850,000 shares of common stock to five investors. We received $185,000 in proceeds from the sale. The shares were issued at a share price of $0.10 per share.

During July 2017, we sold 45,833 shares of common stock to three investors. The Company received $13,000 in proceeds from the sale. The shares were issued at a share price of $0.20 per share with respect to 27,500 shares and at $0.30 per share with respect to 38,333 shares.

In August 2017, we issued a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $0.30 per share. The warrant shall expire on August 8, 2022 and may be exercised on a cashless basis. The warrant has a 9.99% beneficial ownership limitation.

During October and November 2017, we sold 1,461,111 shares of common stock to three investors. The Company received $288,000 in proceeds from the sale. The shares were issued at a share price of $0.18 per share with respect to 211,111 shares and at $0.20 per share with respect to 1,250,000 shares. In connection with the stock sales, we also issued 959,998 five-year warrants to purchase shares of common stock at an exercise price of $0.30 per share.

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

Recent Repurchases of Securities.

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company filed its Articles of Incorporation on August 4, 2014 in Nevada. On September 3, 2014, the Company filed Amended Articles of Incorporation setting forth the total authorized shares of 250,000,000 shares, 230,000,000 of which are designated as common shares and 20,000,000 as “blank check” preferred stock. On February 5, 2018, the Company filed the amendment with the Secretary of State of Nevada to increase the amount of authorized shares of common stock to 500,000,000 shares. The Company also had 2,953,840 designated shares of Series A Preferred Stock which were converted to common shares in 2016.

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

Critical accounting policies and significant judgments and estimates

This management’s discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. The Company’s estimates are based on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the accounting policies discussed below are critical to understanding the Company’s historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard, but provide clarity and implementation guidance. The Company will adopt this standard on January 1, 2018 and selected the modified retrospective transition method. The Company will modify its accounting policies to reflect the requirements of this standard, however, the planned adoption is not expected to impact the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

Results of Operations: Years Ended December 31, 2017 and 2016

The following table summarizes the changes in our results of operations for the year ended December 31, 2017 compared with the year ended December 31, 2016:

	Year Ended December 31,		Change
	2017	2016	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$2,103,579	$1,945,664	$157,915	8%

Salaries and benefits	2,022,445	1,559,725	462,720	30%
General and administrative	1,848,866	1,543,866	305,000	20%
Depreciation and amortization	23,606	16,461	7,145	43%
(Loss) income from operations	(1,791,338)	(1,174,388)	616,950	53%

Loss on extinguishment of debt	(290,581)	---	290,581	100%
Financing cost	(72,956)	---	72,956	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(330,435)	(208,626)	121,809	58%
Proceeds from settlement of lawsuit	---	43,236	(43,236)	-100%
Change in fair value of derivative financial instruments	3,967	---	3,967	100%
Interest expense	(99,668)	(36,628)	63,040	172%
Total other expenses	(789,673)	(202,018)	587,655	291%

Net loss	$(2,581,011)	$(1,376,406)	$1,204,605	88%

Patient service revenue increased by $157,915, or 8%, from 2016 to 2017, primarily as a result of increased collections on similar gross billing and improved pay or mix, offset by the impact from office closure during Hurricane Irma in September 2017.

Salaries and benefits increased by $462,720, or 30%, in 2017 primarily as a result of increased salary expense associated with HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $305,000, or 20%, in 2017 primarily due to higher legal and professional costs in 2017 associated with the Company’s public listing, higher costs associated with the rollout of the HealthLynked Network, and increased costs associated with office space and overhead for HLYK employees.

Depreciation and amortization increased by $7,145, or 43%, in 2017 primarily as a result of new property and equipment acquisitions in the 2017.

Loss from operations increased by $616,950, or 53%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and initial public listing, as well as higher legal and professional fees associated with the Company’s public listing and the rollout of the HealthLynked Network.

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

Financing cost arose from the issuance of five convertible promissory notes in the third quarter of 2017 that reflected a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. As a result, the excess of the fair value of the ECF derivative instrument over the face value of the notes totaling $72,956 was recognized as a financing cost at the time of inception of the respective notes.

Amortization of original issue and debt discounts increased by $121,809, or 58%, in 2017 as a result of the amortization of eight convertible notes payable in 2017 compared with only two in 2016.

Proceeds from settlement of lawsuit were $43,236 in 2016, resulting from a one-time settlement of an employment dispute.

Change in fair value of derivative financial instruments was $3,967 in 2017 resulting from the change in fair value of derivative financial instruments embedded in convertible promissory notes between inception of such derivative instruments and the end of the period.

Interest expense increased by $63,040, or 172%, in 2017 as a result of increased interest on new convertible notes issued in 2017, as well as on notes issued to Dr. Dent.

Total other expenses increased by $587,655, or 291%, in 2017 primarily as a result of a loss on extinguishment of debt in 2017 in the amount of $290,581 in 2017 stemming from warrants issued to extend the maturity debt on outstanding convertible promissory notes, higher amortization of discounts on outstanding convertible promissory notes of $121,809, financing cost related to convertible notes issued in 2017 in the amount of $72,956, higher interest expense of $63,040 due to higher balances on convertible notes payable, as well as income of $43,236 from the settlement of a lawsuit in 2016.

Net loss increased by $1,204,605, or 88%, in 2017 primarily as a result of increased salaries, benefits and overhead costs associated with preparing for product launch and public listing in 2017, loss on extinguishment of debt in 2017, financing costs related to convertible notes payable, as well as higher amortization of debt discounts and interest expense on higher convertible notes payable balances in 2017.

Liquidity and Capital Resources

Going Concern

As of December 31, 2017, we had a working capital deficit of $2,102,923 and accumulated deficit $4,705,230. For the year ended December 31, 2017, we had a net loss of $2,581,011 and net cash used by operating activities of $1,619,269. Net cash used in investing activities was $16,147. Net cash provided by financing activities was $1,626,706, resulting principally from $848,639 from the proceeds of the sale of common stock, $429,500 net proceeds from the issuance of convertible notes, $338,470 proceeds from related party loans, and $148,510 proceeds from issuance of notes payable. Subsequent to December 31, 2017, we received additional $400,000 net proceeds from the sale of common stock and $120,000 from the issuance of convertible notes payable. We used a portion of the proceeds to retire convertible notes payable with a face value of $143,000.

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

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes , which have an aggregate face value of $1,078,500 as of December 31, 2017, from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through December 31, 2017, we have funded our operations principally through a combination of convertible promissory notes, promissory notes, related party debt and private placements of our common stock, as described below.

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During 2017, we sold 222,588 shares pursuant to the Investment Agreement for proceeds of $27,640.

Sales of Common Stock

During 2016, we sold 6,167,500 shares of common stock in private placement transactions, generating aggregate proceeds of $374,000. During 2017, we received an additional $731,624 from the sale of 5,873,609 shares of our common stock in private placement transactions. Finally, during 2017 we have borrowed $338,500 from our CEO Dr. Dent under 11 separate unsecured promissory notes.

During 2017, we sold 5,873,609 shares of common stock in private placement transactions to 18 investors and received $821,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.3 per share.

During the first quarter of 2018, we sold 2,941,177 shares of common stock in private placement transactions to three investors and received $250,000 in proceeds. The shares were issued at a share price of $0.085 per share.

Convertible Notes Payable

On July 7, 2016, we entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of our common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of our assets. We received $500,000 net proceeds from the note after a $50,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 6,111,111 shares of our common stock at an exercise price of $0.09 per share. The $550k Note matures on July 7, 2018.

On July 7, 2016, we entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of our common stock at the discretion of the note holder at a fixed price of $0.10 per share. The $550k Note matures on July 11, 2018.

On May 22, 2017, we entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000 (the “$111k Note”). The $111k Note matures on January 22, 2018. The $111k Note is convertible into shares of our common stock at the discretion of the note holder at a fixed price of $0.35 per share, and is secured by all of our assets. We received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.75 per share.

On July 10, 2017, we entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”) to PULG. The $53k Note included a $3,000 original issue discount, for net proceeds of $50,000. The $53k Note has an interest rate of 10% and a default interest rate of 22% and matures on April 15, 2018. The $53k Note may be converted into common stock by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date.

On September 7, 2017, we entered into a securities purchase agreement for the sale of a $35,000 convertible note (the “$35k Note”) to PULG. The $35k Note included a $3,000 original issue discount, for net proceeds of $32,000. The $35k Note has an interest rate of 10% and a default interest rate of 20% and matures on June 15, 2018. The $35k Note may be converted into common stock by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date.

On September 11, 2017, we entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”) to Crown Bridge Partners LLC. The $55k Note included a $7,500 original issue discount, for net proceeds of $47,500. The 55k Note has an interest rate of 10% and a default interest rate of 12% and matures on September 11, 2018. The $55k Note may be converted into common stock by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 60% multiplied by the lowest one (1) trading price for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the date of conversion.

On October 23, 2017, we entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note II”) to PULG. The $53k Note II included a $3,000 original issue discount, for net proceeds of $50,000. The $53k Note II has an interest rate of 10% and a default interest rate of 20% and matures on July 30, 2018. The $53k Note II may be converted into common stock by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date.

On October 27, 2017, we entered into a securities purchase agreement for the sale of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. The $171.5k Note included a $21,500 original issue discount, for net proceeds of $150,000. The $171.5k Note has an interest rate of 10% and a default interest rate of 22% and matures on October 26, 2018. The $171.5k Note may be converted into common stock by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest closing bid price during the twenty (20) trading days prior to the conversion date.

On January 2, 2018, we entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$58k Note”). The transaction closed on January 3, 2018. The $58k Note included a $5,250 original issue discount and $2,500 fee for net proceeds of $50,000. The $58k Note has an interest rate of 10% and a default interest rate of 18% and matures on January 2, 2019. The $58k Note may be converted into our common stock by the holder at any time after the issuance date, subject to a 4.99% beneficial our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On February 2, 2018, we entered into a securities purchase agreement for the sale of a $112,750 convertible note (the “$113k Note”). The transaction closed on February 8, 2018. The $113k Note included $12,750 fees for net proceeds of $100,000. The $113k Note has an interest rate of 10% and a default interest rate of 24% and matures on February 2, 2019. The $113k Note may be converted into our common stock by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On February 13, 2018, we entered into a securities purchase agreement for the sale of a $83,000 convertible note (the “$83k Note”). The transaction closed on February 21, 2018. The $83k Note included $8,000 fees for net proceeds of $75,000. The $83k Note has an interest rate of 10% and a default interest rate of 24% and matures on February 13, 2019. The $113k Note may be converted into our common stock of by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default, 200% of the outstanding principal and any interest due amount shall be immediately due.

On March 5, 2018, we entered into a securities purchase agreement for the sale of a $105,000 convertible note (the “$105k Note”). The transaction closed on March 12, 2018. The $105k Note included $5,000 fees for net proceeds of $100,000. The $105k Note has an interest rate of 10% and a default interest rate of 24% and matures on March 5, 2019. The $113k Note may be converted into our common stock of by the holder at any time after the issuance date, subject to a 9.9% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default, 110-150% of the outstanding principal and any interest due amount shall be immediately due, depending on the nature of the breach.

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

We anticipate that we will need an additional $2.4 million in 2018 to properly execute our business plan and service debt that mature sin 2018. We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received by us from the put rights associated with the $3,000,000 Investment Agreement. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from related parties and others and the conversion of their notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and December 31, 2017, our daily trading volume averaged only about 11,630 shares per day. Until our stock reaches more substantial volumes, the amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will not be sufficient to meet our capital requirements. If we are unable to access sufficient funds upon the exercise of the put rights granted to us under the Investment Agreement, then we will be required to seek alternative financing including additional equity and debt financing similar to what we have raised to date. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Historical Cash Flows

	Year Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(1,619,269)	$(756,339)
Investing Activities	(16,147)	(12,611)
Financing activities	1,626,706	797,887
Net increase (decrease) in cash	$(8,710)	$28,937

Operating Activities – During the year ended December 31, 2017, we used cash from operating activities of $1,619,269, as compared with $756,339 in the same period of 2016. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in sales, legal, accounting and other overhead costs associated with preparing for product launch and public listing in 2017.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $16,147 in the year ended December 31, 2017 and $12,611 in the year ended December 31, 2016 are comprised solely of computer equipment and furniture.

Financing Activities – During the year ended December 31, 2017, we realized $848,639 proceeds from sales of our common stock, $429,500 from the issuance of convertible notes payable, $338,470 from related party loans, and $148,510 from the issuance of notes payable. We also made repayments on loans from related party loans in the amount of $11,192, paid capital lease obligations of $18,348, and repaid notes payable in the amount of $108,873. During the year ended December 31, 2016, we received proceeds of $475,000 from issuance of convertible promissory notes, $374,000 from the sale of common stock and $201,500 from related party loans. We also made repayments of $149,285 against related party loans, $84,980 against bank loans payable, and $18,348 against capital lease obligations.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the year ended December 31, 2017.

Other Outstanding Obligations at December 31, 2017

Warrants

As of December 31, 2017, 20,526,389 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.00.

Options

As of December 31, 2017, 2,349,996 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.20.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2018	$281,460	$18,348	$299,808
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---
2022	---	---	---

Total	$717,371	$39,754	$757,125

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Healthlynked Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthlynked Corporation (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014

New York, New York

April 2, 2018

HEALTHLYNKED CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$50,006	$58,716
Accounts receivable, net	113,349	146,874
Prepaid expenses	81,892	43,545
Deferred offering costs	121,620	---
Total Current Assets	366,867	249,135

Property, plant and equipment, net of accumulated depreciation of $728,391 and $704,785 as of December 31, 2017 and 2016, respectively	63,376	70,836
Deposits	9,540	9,540

Total Assets	$439,783	$329,511

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$253,514	$148,474
Capital lease, current portion	18,348	18,348
Due to related party, current portion	917,395	311,792
Notes payable, net of original issue discount and debt discount of $26,881 and $-0- as of December 31, 2017 and 2016, respectively	70,186	---
Convertible notes payable, net of original issue discount and debt discount of $266,642 and $114,332 as of December 31, 2017 and 2016, respectively	811,858	485,668
Derivative financial instruments	398,489	---
Total Current Liabilities	2,469,790	964,282

Long-Term Liabilities
Capital leases, long-term portion	21,406	39,754
Due to related party, long-term portion	---	237,157

Total Liabilities	2,491,196	1,241,193

Shareholders' Deficit
Common stock, par value $0.0001 per share, 230,000,000 shares authorized, 72,302,937 and 65,753,640 shares issued and outstanding as of December 31, 2017 and 2016, respectively	7,230	6,575
Common stock issuable, $0.0001 par value; 122,101 and 80,643 shares as of December 31, 2017 and 2016, respectively	8,276	6,451
Additional paid-in capital	2,638,311	1,199,511
Accumulated deficit	(4,705,230)	(2,124,219)
Total Shareholders' Deficit	(2,051,413)	(911,682)

Total Liabilities and Shareholders' Deficit	$439,783	$329,511

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenue
Patient service revenue, net	$2,103,579	$1,945,664

Operating Expenses
Salaries and benefits	2,022,445	1,559,725
General and administrative	1,848,866	1,543,866
Depreciation and amortization	23,606	16,461
Total Operating Expenses	3,894,917	3,120,052

(Loss) income from operations	(1,791,338)	(1,174,388)

Other Income (Expenses)
Loss on extinguishment of debt	(290,581)	---
Financing cost	(72,956)	---
Amortization of original issue and debt discounts on notes payable and convertible notes	(330,435)	(208,626)
Proceeds from settlement of lawsuit		43,236
Change in fair value of derivative financial instrument	3,967	---
Interest expense	(99,668)	(36,628)
Total other expenses	(789,673)	(202,018)

Net loss before provision for income taxes	(2,581,011)	(1,376,406)

Provision for income taxes	---	---

Net loss	$(2,581,011)	$(1,376,406)

Net loss per share, basic and diluted:
Basic	$(0.04)	$(0.02)
Fully diluted	$(0.04)	$(0.02)

Weighted average number of common shares:
Basic	69,560,481	60,034,482
Fully diluted	69,560,481	60,034,482

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2015	54,120,000	2,953,640	5,412	295	45,000	400,832	(747,813)	(296,274)

Sale of common stock	6,167,500	---	617	---	---	373,383	---	374,000
Consultant fees payable with common shares	---	---	---	---	6,451	---	---	6,451
Consultant fees paid with common shares and warrants	1,900,000	---	190	---	(45,000)	131,983	---	87,173
Fair value of warrants and beneficial conversion feature allocated to proceeds of convertible notes payable	---	---	---	---	---	272,957	---	272,957
Shares and options issued pursuant to employee equity incentive plan	612,500	---	61	---	---	20,356	---	20,417
Conversion of preferred shares to common shares	2,953,640	(2,953,640)	295	(295)	---	---	---	---
Net loss	---	---	---	---	---	---	(1,376,406)	(1,376,406)

Balance at December 31, 2016	65,753,640	---	6,575	---	6,451	1,199,511	(2,124,219)	(911,682)

Sale of common stock	6,096,197	---	610	---	---	758,654	---	759,264
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	89,376	---	89,376
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	---	---	73,696	---	73,696
Fair value of warrants issued pursuant to Amended Investment Agreement	---	---	---	---	---	153,625	---	153,625
Fair value of warrants issued to extend convertible notes payable	---	---	---	---	---	290,581	---	290,581
Consultant fees payable with common shares and warrants	276,850	---	28	---	1,817	52,083	---	53,928
Shares and options issued pursuant to employee equity incentive plan	176,250	---	17	---	8	20,785	---	20,810
Net loss	---	---	---	---	---	---	(2,581,011)	(2,581,011)

Balance at December 31, 2017	72,302,937	---	7,230	---	8,276	2,638,311	(4,705,230)	(2,051,413)

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017		2016
Cash Flows from Operating Activities
Net loss		$(2,581,011)		$(1,376,406)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		23,606		16,461
Stock based compensation, including amortization of prepaid fees		106,743		146,208
Amortization of original issue discount and debt discount on convertible notes		330,435		208,626
Financing cost		72,956		75,000
Change in fair value of derivative financial instrument		(3,967)		---
Loss on extinguishment of debt		290,581		---
Changes in operating assets and liabilities:
Accounts receivable		33,525		153,252
Prepaid expenses and deposits		(38,347)		3,042
Accounts payable and accrued expenses		105,042		3,207
Due to related party, current portion		41,168		14,271
Net cash used in operating activities		(1,619,269)		(756,339)

Cash Flows from Investing Activities
Acquisition of property and equipment		(16,147)		(12,611)
Net cash used in investing activities		(16,147)		(12,611)

Cash Flows from Financing Activities
Proceeds from sale of common stock		848,639		374,000
Proceeds from issuance of convertible notes		429,500		475,000
Proceeds from related party loans		338,470		201,500
Repayment of related party loans		(11,192)		(149,285)
Proceeds from issuance of notes payable		148,510		---
Repayment of notes payable and bank loans		(108,873)		(84,980)
Payments on capital leases		(18,348)		(18,348)
Net cash provided by financing activities		1,626,706		797,887

Net increase (decrease) in cash		(8,710)		28,937
Cash, beginning of period		58,716		29,779

Cash, end of period		$50,006		$58,716

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$1,002		$3,813
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable, recognized as discount against convertible notes payable		$7,506	$	---
Fair value of warrants issued pursuant to Amended Investment Agreement		$153,625	$	---
Fair value of warrants, beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$66,190		$272,957
Fair value of warrants allocated to proceeds of common stock		$89,376		---
Initial derivative liabilities, beneficial conversion features and original issue discounts allocated to proceeds of convertible notes payable		$329,500		---
Common stock issuable issued during period		$6,451		$45,000
Common stock issued for preferred stock conversion	$	---		$295

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corporation, a Nevada corporation (the “Company” or “HLYK”) filed its Articles of Incorporation on August 4, 2014. On September 3, 2014 HLYK filed Amended Articles of Incorporation clarifying that the total authorized shares of 250,000,000 shares are broken up between 230,000,000 common shares and 20,000,000 preferred shares. On February 5, 2018, the Company filed the amendment with the Secretary of State of Nevada to increase the amount of authorized shares of common stock to 500,000,000 shares.

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

These consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP.

All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets and useful life of fixed assets.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount. As of December 31, 2017 and December 31, 2016, the Company’s gross accounts receivable were $256,446 and $333,804, respectively, and net accounts receivable were $113,349 and $146,874, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation for the years ended December 31, 2017 and 2016 was $18,348 and $18,348, respectively. Accumulated depreciation of capitalized leases was $303,738 and $285,390 at December 31, 2017 and 2016, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of December 31, 2017 and 2016.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2017 and 2016, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2017 and 2016, potentially dilutive securities were comprised of (i) 20,526,387 and 10,576,389 warrants outstanding, respectively, (ii) 2,349,996 and 1,600,000 stock options outstanding, respectively, (iii) 20,022,021 and 7,375,000 shares issuable upon conversion of convertible notes, respectively, and (iv) 628,750 and 940,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard, but provide clarity and implementation guidance. The Company will adopt this standard on January 1, 2018 and selected the modified retrospective transition method. The Company will modify its accounting policies to reflect the requirements of this standard, however, the planned adoption is not expected to impact the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of December 31, 2017, we had a working capital deficit of $2,102,923 and accumulated deficit $4,705,230. For the year ended December 31, 2017, we had a net loss of $2,581,011 and net cash used by operating activities of $1,619,269. Net cash used in investing activities was $16,147. Net cash provided by financing activities was $1,626,706, resulting principally from $848,639 from the proceeds of the sale of common stock, $429,500 net proceeds from the issuance of convertible notes, $338,470 proceeds from related party loans, and $148,510 proceeds from issuance of notes payable. Subsequent to December 31, 2017, we received additional $400,000 net proceeds from the sale of common stock and $120,000 from the issuance of convertible notes payable. We used a portion of the proceeds to retire convertible notes payable with a face value of $143,000.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

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

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During July 2016, HLYK entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the year ended December 31, 2017, the Company received $27,640 from the proceeds of the sale of 222,588/ shares pursuant to the Investment Agreement.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including sales of the Company’s common stock, loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes, which have an aggregate face value of $1,078,500 as of December 31, 2017, from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 4 – DEFERRED OFFERING COSTS (CONTINUED)

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

This fair value of the warrants was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the year ended December 31, 2017, the Company recognized $32,005 in general and administrative expense related to the cost of the warrants.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016

Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	435,967	419,821

Total Property, plant and equipment	791,767	775,621
Less: accumulated depreciation	(728,391)	(704,785)

Property, plant and equipment, net	$63,376	$70,836

Depreciation expense during the years ended December 31, 2017 and 2016 was $23,606 and $16,461, respectively.

NOTE 6 – DUE TO RELATED PARTY

Amounts due to related parties as of December 31, 2017 and 2016 were comprised of the following:

	December 31,
	2017	2016
Current portion:
Due to Dr. Michael Dent	$616,795	$	---
Deferred compensation, Dr. Michael Dent	300,600		300,600
Due to MedOffice Direct	---		11,192
Total current portion	917,395		311,792

Long term portion:
Due to Dr. Michael Dent	---		237,157

Total due to related parties	$917,395		$548,949

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 6 – DUE TO RELATED PARTY (CONTINUED)

Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of December 31, 2017 and 2016 was $43,963 and $22,108, respectively.

During the year ended December 31, 2017, the Company borrowed $322,500 from Dr. Dent under unsecured promissory notes as follows:

Inception Date	Maturity Date	Interest Rate	Amount
January 12, 2017	January 13, 2018	10%	$35,000
January 18, 2017	January 19, 2018	10%	20,000
January 24, 2017	January 15, 2018	10%	50,000
February 9, 2017	February 10, 2018	10%	30,000
April 20, 2017	April 21, 2018	10%	10,000
June 15, 2017	June 16, 2018	10%	32,500
August 17, 2017	August 18, 2018	10%	20,000
August 24, 2017	August 25, 2018	10%	37,500
September 7, 2017	September 8, 2018	10%	35,000
September 21, 2017	September 22, 2018	10%	26,500
September 29, 2017	September 30, 2018	10%	12,000
December 21, 2017	December 22, 2018	10%	14,000

			$322,500

Interest accrued on the 2017 DMD Notes as of December 31, 2017 and 2016 was $19,350 and -0-, respectively. During March 2018, the maturity date on notes payable to DMD maturing on April 21, 2108 or earlier were extended by one year.

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

During the year ended December 31, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. During the years ended December 31, 2017 and 2016, the Company recognized rent expense related to the marketing agreement in the amount of $24,480 and $-0-, respectively, pursuant to this agreement and had prepaid an additional $24,459 toward future rent as of December 31, 2017.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7 – CAPITAL LEASE

Capital lease obligations as of December 31, 2017 and 2016 are comprised of the following:

	December 31,
	2017	2016

Note payable, New Everbank Lease	$39,754	$58,102
Less: note payable, New Everbank Lease (Capital leases), current portion	(18,348)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$21,406	$39,754

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of December 31, 2017, the Company owed Everbank $39,754 pursuant to this capital lease. During the years ended December 31, 2017 and 2016, the Company made payments on this capital lease of $18,348 and $18,348, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7 – CAPITAL LEASE (CONTINUED)

Future minimum payments to which the Company is obligated pursuant to the capital leases as of December 31, 2017 are as follows:

2018	$18,348
2019	18,348
2020	3,058
2021	---
2022	---

Total	$39,754

NOTE 8 – NOTES PAYABLE

On July 11, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $26,000 before closing fees (the “July MCA”). The Company was required to repay the July MCA, which acted like an ordinary note payable, at the rate of $1,372 per week until the balance of $34,580 was repaid. At inception, the Company recognized a note payable in the amount of $34,580 and a discount against the note payable of $9,550. The discount was being amortized over the life of the instrument. The July MCA was repaid in full on December 20, 2017. During the year ended December 31, 2017, the Company recognized amortization of the discount in the amount of $9,550, including $1,096 recognized to amortize the remaining discount at retirement.

On August 9, 2017, the Company entered into a second MCA with PULG pursuant to which the Company received an advance of $51,000 before closing fees (the “August MCA”). The Company was required to repay the advance, which acted like an ordinary note payable, at the rate of $2,752 per week until the balance of $69,360 was repaid. At inception, the Company recognized a note payable in the amount of $69,360 and a discount against the note payable of $19,380. The discount was being amortized over the life of the instrument. The August MCA was repaid in full on December 20, 2017. During the year ended December 31, 2017, the Company recognized amortization of the discount in the amount of $19,380, including $5,161 recognized to amortize the remaining discount at retirement.

On December 20, 2017, the Company entered into a third MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000 has been repaid in June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount is being amortized over the life of the instrument. During the year ended December 31, 2017, the Company recognized amortization of the discount in the amount of $1,619. As of December 31, 2017, the net carrying value of the instrument was $70,186.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2017 and 2016 are comprised of the following:

	December 31,
	2017		2016
Face Value
$550k Note - July 2016		$550,000	$550,000
$50k Note - July 2016		50,000	50,000
$111k Note - May 2017		111,000	---
$53k Note - July 2017		53,000	---
$35k Note - September 2017		35,000	---
$55k Note - September 2017		55,000	---
$53k Note II - October 2017		53,000	---
$171.5k Note - October 2017		171,500	---
		1,078,500	600,000
Unamortized Discount
$550k Note - July 2016	$	---	$(96,631)
$50k Note - July 2016		---	(17,701)
$111k Note - May 2017		(6,931)	---
$53k Note - July 2017		(19,946)	---
$35k Note - September 2017		(20,676)	---
$55k Note - September 2017		(38,274)	---
$53k Note II - October 2017		(39,939)	---
$171.5k Note - October 2017		(140,876)	---
		(266,642)	(114,332)
Net Book Value
$550k Note - July 2016		$550,000	$453,369
$50k Note - July 2016		50,000	32,299
$111k Note - May 2017		104,069	---
$53k Note - July 2017		33,054	---
$35k Note - September 2017		14,324	---
$55k Note - September 2017		16,726	---
$53k Note II - October 2017		13,061	---
$171.5k Note - October 2017		30,624	---

Convertible notes payable, net of original issue discount and debt discount		$811,858	$485,668

Convertible Note Payable ($550,000) – July 2016

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature were amortized over the life of the $550k Note. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $104,137 and $208,626, respectively. As of December 31, 2017, the unamortized discount was $-0-. As of December 31, 2017, the $550k note was convertible into 6,875,000 of the Company’s common shares.

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $550k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $550k Note totaling $33,000 and $16,003, respectively.

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The embedded conversion feature did not have any intrinsic value at issuance. Accordingly, the full face value of $50,000 was allocated to the convertible note instrument. As of December 31, 2017, the $50k Note was convertible into 500,000 of the Company’s common shares.

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $50k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $50k Note totaling $5,000 and $2,425, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $111k Note. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $70,259 and $-0-, respectively. As of December 31, 2017, the unamortized discount was $6,931. As of December 31, 2017, the $111k Note was convertible into 317,143 of the Company’s common shares.

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $111k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $111k Note totaling $10,103 and $-0-, respectively.

Convertible Notes Payable ($53,000) – July 2017

On July 10, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”) to PULG. The $53k Note included a $3,000 original issue discount, for net proceeds of $50,000. The $53k Note has an interest rate of 10% and a default interest rate of 22% and matures on April 15, 2018. The $53k Note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $53k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $53k Note. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $33,054 and $-0-, respectively. As of December 31, 2017, the unamortized discount was $19,946. As of December 31, 2017, the $53k Note was convertible into 1,930,783 of the Company’s common shares.

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $53k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $53k Note totaling $2,527 and $-0-, respectively. On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for the amount of $74,922.

Convertible Notes Payable ($35,000) – September 2017

On September 7, 2017, the Company entered into a securities purchase agreement for the sale of a $35,000 convertible note (the “$35k Note”) to PULG. The $35k Note included a $3,000 original issue discount, for net proceeds of $32,000. The $35k Note has an interest rate of 10% and a default interest rate of 20% and matures on June 15, 2018. The $35k Note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the $35k Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $35k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $35k Note. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $14,324 and $-0-, respectively. As of December 31, 2017, the unamortized discount was $20,676. As of December 31, 2017, the $35k Note was convertible into 1,275,046 of the Company’s common shares.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $35k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $35k Note totaling $1,103 and $-0-, respectively. On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for the amount of $49,502.

Convertible Notes Payable ($55,000) – September 2017

On September 11, 2017, the Company entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”) to Crown Bridge Partners LLC. The $55k Note included a $7,500 original issue discount, for net proceeds of $47,500. The 55k Note has an interest rate of 10% and a default interest rate of 12% and matures on September 11, 2018. The $55k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 60% multiplied by the lowest one (1) trading price for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the date of conversion. If, at any time while the $55k Note is outstanding, the conversion price pursuant to this formula is equal to or lower than $0.10, then an additional ten percent (10%) discount shall be factored into the conversion price until the $55k Note is no longer outstanding. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the Note is no longer outstanding.

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $55k Note. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $16,726 and $-0-, respectively. As of December 31, 2017, the unamortized discount was $38,274. As of December 31, 2017, the $55k Note was convertible into 2,037,037 of the Company’s common shares.

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $55k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $55k Note totaling $1,673 and $-0-, respectively. On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for the amount of $85,258.

Convertible Notes Payable ($53,000) – October 2017

On October 23, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note II”) to PULG. The $53k Note II included a $3,000 original issue discount, for net proceeds of $50,000. The $53k Note II has an interest rate of 10% and a default interest rate of 20% and matures on July 30, 2018. The $53k Note II may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 39% discount to the average of the three (3) lowest closing bid prices during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $53k Note II was calculated using the Black-Scholes pricing model at $57,571, with the following assumptions: risk-free interest rate of 1.42%, expected life of 0.77 years, volatility of 174.46%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $53k Note II, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $57,571 over the net proceeds from the note of $50,000, for a net charge of $7,571. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$57,571
Original issue discount	3,000
Financing cost	(7,571)
Convertible note	---

Notes payable and bank loans, long-term portion	$53,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $53k Note II. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $13,061 and $-0-, respectively. As of December 31, 2017, the unamortized discount was $39,939. As of December 31, 2017, the $53k Note II was convertible into 1,930,783 of the Company’s common shares.

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $53k Note II. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $53k Note II totaling $1,002 and $-0-, respectively.

Convertible Notes Payable ($171,500) – October 2017

On October 27, 2017, the Company entered into a securities purchase agreement for the sale of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. The $171.5k Note included a $21,500 original issue discount, for net proceeds of $150,000. The $171.5k Note has an interest rate of 10% and a default interest rate of 22% and matures on October 26, 2018. The $171.5k Note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest closing bid price during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the $171.5k Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $171.5k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $171.5k Note was calculated using the Black-Scholes pricing model at $183,061, with the following assumptions: risk-free interest rate of 1.42%, expected life of 1 year, volatility of 172.67%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $171.5k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $183,061 over the net proceeds from the note of $150,000, for a net charge of $33,061. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$183,061
Original issue discount	21,500
Financing cost	(33,061)
Convertible note	---

Notes payable and bank loans, long-term portion	$171,500

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $171.5k Note. Amortization expense related to these discounts in the years ended December 31, 2017 and 2016 was $30,625 and $-0-, respectively. As of December 31, 2017, the unamortized discount was $140,875. As of December 31, 2017, the $171.5k Note was convertible into 2,037,037 of the Company’s common shares.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the years ended December 31, 2017 and 2016, the Company made no repayments on the $171.5k Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense on the $171.5k Note totaling $3,054 and $-0-, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of the fair value of conversion features embedded in convertible promissory issued in 2017 for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock. The fair market value of the derivative liabilities was calculated at inception of each of the $53k Note, the $35k Note, the $55k Note, the $53k Note II, and the $171.5k Note and allocated to the respective convertible notes, with any excess recorded as a charge to “Financing cost.” The derivative financial instruments are then revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

Derivative financial instruments recorded in years ended December 31, 2017 include the following:

		Change in
		Fair Value of	Fair
	Fair	Derivative	Value at
	Value at	Financial	December 31
	Inception	Instruments	2017

$53k Note - July 2017	$58,154	$(9,278)	$48,876
$35k Note - September 2017	38,338	(2,177)	36,161
$55k Note - September 2017	65,332	(676)	64,656
$53k Note II - October 2017	57,571	645	58,216
$171.5k Note - October 2017	183,061	7,519	190,580

	$402,456	$(3,967)	$398,489

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.21% to 1.76%, expected life of 0.29 to 1.00 years, volatility of 172.67% to 205.70%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 11 – SHAREHOLDERS’ DEFICIT

Common Stock

The holders of the Company’s common stock are entitled to one vote per share. In addition, the holders of common stock will be entitled to receive ratably dividends, if any, declared by the board of directors out of legally available funds; however, the current policy of the board of directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of common stock will be entitled to share ratably in all assets that are legally available for distribution. The holders of common stock will have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future.

On January 3, 2018, holders of a majority of the voting power of the outstanding capital stock of the Company, acting by written consented, authorized and approved an amendment to the Amended and Restated Articles of Incorporation of the Company increasing the amount of authorized shares of common stock to 500,000,000 shares from 230,000,000 shares. On February 5, 2018, the Company filed the amendment with the Secretary of State of Nevada to effect the increase.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Preferred Stock

The Company’s board of directors will be authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

On September 4, 2014, the Company filed with the Nevada Secretary of State a certificate of designation for up to 20,000,000 shares of Series A Convertible Preferred Stock (the “Series A”). Each share of Series A Convertible Preferred Stock (“Series A”) issued in 2014 converts into one share of common, has voting rights on an as converted basis, and receives liquidation preferences. Series A shares are not redeemable and have no dividend rights. No shares of Series A were outstanding as of December 31, 2017 or 2016.

Issuance of Common Stock

During the year ended December 31, 2017, the Company sold 4,412,498 shares of common stock in private placement transactions to 15 investors. The Company received $533,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.30 per share.

During the year ended December 31, 2017, the Company sold 1,461,111 shares of common stock in private placement transactions to 3 investors and received $288,000 in proceeds from the sales. The shares were issued at a share price between $0.18 and $0.20 per share. In connection with the stock sales, the Company also issued 959,998 five-year warrants to purchase shares of common stock at an exercise price of $0.30 per share.

During the years ended December 31, 2017, the Company issued 222,588 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received $27,640 in proceeds from the draws.

During the years ended December 31, 2017, the Company issued 276,850 shares to a consultant and 176,250 to employees that vested pursuant to prior grants made under the Company’s Employee Equity Incentive Plan (the “EIP”).

Common Stock Issuable

As of December 31, 2017 and 2016, the Company was obligated to issue 47,101 and 80,643 shares of common stock, respectively, in exchange for professional services provided by a third party consultant beginning in the fourth quarter of 2016. During the years ended December 31, 2017, the Company recognized expense related to shares earned by the consultant of $58,265 and $6,451, respectively. During August 2017, 276,850 shares were issued to the consultant with a value of $49,996, in satisfaction of shares accrued through August 25, 2017.

As of December 31, 2017 and 2016, the Company was obligated to issue 75,000 shares to an employee pursuant to the EIP. The shares were issued in February 2017.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2017 and 2016 are summarized as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	10,576,389	$0.08	2,000,000	$0.05
Granted during the period	9,949,998	$0.39	8,576,389	$0.09
Exercised during the period	---	$ ---	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	20,526,387	$0.23	10,576,389	$

Exercisable at end of the period	20,526,387	$0.23	10,576,389	$0.08

Weighted average remaining life	4.2 years		5.2 years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2017:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.05 to 0.09	8,388,889	4.3	$0.08	8,388,889	$0.08
$0.10 to 0.15	2,687,500	3.6	$0.11	2,687,500	$0.11
$0.25 to 0.50	8,259,998	0.9	$0.88	8,259,998	$0.88
$0.51 to 1.00	1,190,000	4.3	$0.97	1,190,000	$0.97
$0.05 to 1.00	20,526,387	2.9	$0.46	20,526,387	$0.46

During the year ended December 31, 2017, the Company issued 9,949,998 warrants. The fair value of warrants issued in 2017 was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.74% to 2.01%, expected life of 5 years, volatility of 40.00% to 190.86%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the years ended December 31, 2017 and 2016 was $629,299 and $135,023, respectively.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the years ended December 31, 2017 and 2016:

	2017	2016
Outstanding at beginning of the period	1,552,500	---
Granted during the period	175,000	1,552,500
Terminated during the period	(228,750)	---
Outstanding at end of the period	1,498,750	1,552,500

Shares vested at period-end	870,000	612,500
Weighted average grant date fair value of shares granted during the period	$0.09	$0.04
Aggregate grant date fair value of shares granted during the period	$15,750	$63,000
Shares available for grant pursuant to EIP at period-end	11,654,934	11,601,184

Total stock based compensation recognized for grants under the EIP was $11,153 and $12,360 during the years ended December 31, 2017 and 2016, respectively. Total unrecognized stock compensation related to these grants was $41,558 as of December 31, 2017.

A summary of the status of non-vested shares issued pursuant to the EIP as of December 31, 2017 is presented below:

	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	940,000	$0.04	---	$ ---
Granted	100,000	$0.09	1,552,500	$0.04
Vested	(182,500)	$0.04	(612,500)	$0.04
Forfeited	(228,750)	$0.04	---	$ ---
Nonvested at end of period	628,750	$0.05	940,000	$0.04

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the years ended of December 31, 2017 and 2016:

	2017			2016
			Weighted		Weighted
			Average		Average
			Exercise		Exercise
	Number		Price	Number	Price
Outstanding at beginning of the period		2,349,996	$0.12	---	$ ---
Granted during the period		---	$ ---	2,349,996	$0.12
Exercised during the period		---	$ ---	---	$ ---
Terminated during the period		---	$ ---	---	$ ---
Outstanding at end of the period		2,349,996	$0.12	2,349,996	$0.12

Options exercisable at period-end		575,000		100,000
Weighted average remaining life (in years)		8.6		9.6
Weighted average grant date fair value of options granted during the period	$	---		$0.03
Options available for grant at period-end		11,654,934		11,601,184

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2017:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.08	1,600,000	8.5	$0.08	525,000	$0.08
$0.20	749,996	8.9	$0.20	50,000	$0.20
$0.08 to 0.20	2,349,996	8.6	$0.12	575,000	$0.09

Total stock based compensation recognized related to option grants was $9,779 and $8,067 during the years ended December 31, 2017 and 2016, respectively.

A summary of the status of non-vested options issued pursuant to the EIP as of December 31, 2017 and 2016 is presented below:

	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	2,249,996	$0.03	---	$ ---
Granted	---	$ ---	2,349,996	$0.03
Vested	(475,000)	$0.03	(100,000)	$0.03
Forfeited	---	$ ---	---	$ ---
Nonvested at end of period	1,774,996	$0.03	2,249,996	$0.03

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the year ended December 31, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the years ended December 31, 2017 and 2016, the Company recognized rent expense related to the marketing agreement in the amount of $24,480 and $-0-, respectively, pursuant to this agreement and had prepaid an additional $24,459 toward future rent as of December 31, 2017.

Total lease expense for the years ended December 31, 2017 and 2016 was $294,745 and $336,385, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of December 31, 2017 are as follows:

2018	$281,460
2019	273,856
2020	162,055
2021	---
2022	---

Total	$717,371

Employment/Consulting Agreements

The Company has employment agreements with each of its four physicians. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance based pay later in the contract. The contracts expire at various times through 2019, with early termination available upon a notice period of 30-90 days during which compensation is paid to the physician but NWC has no further severance obligation. During 2016, Dr. Dent retired from practice to focus on his duties as CEO of HLYK.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 13 – INCOME TAXES

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Company has not reviewed the all of the changes the “Tax Cuts and Jobs Act” that will apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, such changes should not be material.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statement of operations:

	2017	2016

Pre-tax loss	$(2,581,011)	$(1,376,406)
Statutory rate - Tax Law Change 2017	21%	21%
Income tax benefit at statutory rate	(542,012)	(289,045)
Permanent and other differences	---	---

Change in valuation allowance	$(542,012)	$(289,045)

As of December 31, 2017 and 2016, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	2017		2016

Net operating loss carryforwards		$576,049		$34,037
Stock based compensation expense		---		---
Total deferred tax assets		576,049		34,037
Valuation allowance		(576,049)		(34,037)

Net deferred tax assets	$	---	$	---

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Prior to 2014, the Company was an S-Corporation, as defined in the Internal Revenue Code. As an S-Corporation, income/losses were passed through to the stockholders for each year. During 2014, the Company failed to meet the requirements of an S-Corporation when it authorized and issued a second class of stock other than common stock. The S-Corporation requirements allow only one class of stock, among other certain requirements, to maintain S-Corporation status, as defined. The Company upon failing to maintain its S Corporation status became a C-Corporation during 2014. Prior year losses and up to the date that the Company lost its S-Corporation status are not available to the Company, since they were passed through to qualified S-Corporation shareholders. The net operating loss (“NOL”) carryovers presented in this note are estimates based on the losses reported at December 31, 2017, 2016 and 2015. Such NOL carryovers could also be subject to IRC Section 382 change of ownership rules, but management has not reviewed the Company’s ownership changes at the date of this filing. Since the NOLs based upon management’s assessment have a full valuation allowance, no benefit has been taken for the NOL’s, as of the filing date.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 13 – INCOME TAXES (CONTINUED)

Prior to September 5, 2014, the date on which NWC and HLYK completed the Restructuring, the Company’s business was comprised of the operations of NWC, which at the time was an LLC comprised of two members. All income taxes resulting from the operation of NWC were passed through to the personal income tax returns of the LLC members. Subsequent to September 5, 2014, HLKD reports the consolidated operations of NWC and HLKD in its tax returns. On a consolidated basis, the Company did not have any tax liability for 2016 or 2017 due to its pre-tax losses. Such return filings are being reviewed by Management, based upon the Company failing to meet the S-Corporation status, as defined. The Company believes there would be no tax liability created for the S corporation failure, since the Company has had losses for the periods presented in this filing.

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2017. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within its income tax returns on the accrual basis. In addition, Management believes it has filed income tax returns in all applicable jurisdictions in which the Company had material nexus warranting an income tax return filing.

The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2017 and 2016.

NOTE 14 – SEGMENT REPORTING

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 14 – SEGMENT REPORTING (CONTINUED)

Segment information for the years ended December 31, 2017 and 2016 was as follows:

	2017						2016
	NWC		HLYK		Total		NWC		HLYK		Total
Revenue
Patient service revenue, net		$2,103,579	$	---		$2,103,579		$1,945,664	$	---		$1,945,664
Medicare incentives		---		---		---		---		---		---
Total revenue		2,103,579		---		2,103,579		1,945,664		---		1,945,664

Operating Expenses
Salaries and benefits		1,395,455		626,990		2,022,445		1,338,572		221,153		1,559,725
General and administrative		854,080		994,786		1,848,866		1,023,691		520,175		1,543,866
Depreciation and amortization		22,387		1,219		23,606		16,461		---		16,461
Total Operating Expenses		2,271,922		1,622,995		3,894,917		2,378,724		741,328		3,120,052

Loss from operations		$(168,343)		$(1,622,995)		$(1,791,338)		$(433,060)		$(741,328)		$(1,174,388)

Other Segment Information
Interest expense		$22,857		$76,811		$99,668		$18,083		$18,545		$36,628
Loss on extinguishment of debt	$	---		$290,581		$290,581	$	---	$	---	$	---
Loss at inception of convertible notes payable	$	---		$72,956		$72,956	$	---	$	---	$	---
Amortization of original issue and debt discounts on convertible notes	$	---		$330,435		$330,435	$	---		$208,626		$208,626
Proceeds from settlement of lawsuit	$	---	$	---	$	---		$(43,236)	$	---		$(43,236)
Change in fair value of derivative financial instruments	$	---		$(3,967)		$(3,967)	$	---	$	---	$	---
Identifiable assets		$269,424		$170,359		$439,783		$240,115		$89,396		$329,511

During the year ended December 31, 2017, HLYK realized revenue of $4,414 to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched during the third quarter of 2017. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

NOTE 15 – SUBSEQUENT EVENTS

On January 2, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$58k Note”). The transaction closed on January 3, 2018. The $58k Note included a $5,250 original issue discount and $2,500 fee for net proceeds of $50,000. The $58k Note has an interest rate of 10% and a default interest rate of 18% and matures on January 2, 2019. The $58k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

On January 3, 2018, holders of a majority of the voting power of the outstanding capital stock of the Company, acting by written consented, authorized and approved an amendment to the Amended and Restated Articles of Incorporation of the Company increasing the amount of authorized shares of common stock to 500,000,000 shares from 230,000,000 shares. On February 5, 2018, the Company filed the amendment with the Secretary of State of Nevada to effect the increase.

On January 8, 2018, Michael Dent loaned $75,000 to the Company in the form of an unsecured promissory note. The note bears interest at 10% per annum and matures on January 9, 2019.

On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for the amount of $74,922.

On January 11, 2018, the Company sold 588,235 shares of common stock in a private placement transaction to an investor and received $50,000 in proceeds from the sale. The shares were issued at a share price of $0.085 per share. In connection with the stock sales, the Company also issued 588,235 five-year warrants to purchase shares of common stock at an exercise price of $0.15 per share.

On February 2, 2018, the Company entered into a securities purchase agreement for the sale of a $112,750 convertible note (the “$113k Note”). The transaction closed on February 8, 2018. The $113k Note included $12,750 fees for net proceeds of $100,000. The $113k Note has an interest rate of 10% and a default interest rate of 24% and matures on February 2, 2019. The $113k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to Chief Executive Officer and Chairman Dr. Michael Dent as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance.

On February 13, 2018, the Company entered into a securities purchase agreement for the sale of a $83,000 convertible note (the “$83k Note”). The transaction closed on February 21, 2018. The $83k Note included $8,000 fees for net proceeds of $75,000. The $83k Note has an interest rate of 10% and a default interest rate of 24% and matures on February 13, 2019. The $113k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default, 200% of the outstanding principal and any interest due amount shall be immediately due.

On February 28, 2018, the Company sold 2,352,942 shares of common stock in private placement transactions to two investors and received $200,000 in proceeds from the sale. The shares were issued at a share price of $0.085 per share. In connection with the stock sales, the Company also issued 1,764,706 five-year warrants to purchase shares of common stock at an exercise price of $0.15 per share.

On March 5, 2018, the Company entered into a securities purchase agreement for the sale of a $105,000 convertible note (the “$105k Note”). The transaction closed on March 12, 2018. The $105k Note included $5,000 fees for net proceeds of $100,000. The $105k Note has an interest rate of 10% and a default interest rate of 24% and matures on March 5, 2019. The $113k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 9.9% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default, 110-150% of the outstanding principal and any interest due amount shall be immediately due, depending on the nature of the breach.

On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for the amount of $49,502.

On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for the amount of $85,258.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The material weaknesses consist of controls associated with segregation of duties and a lack of written policies and procedures for internal controls, as well as understaffing in our accounting and reporting function. To address the material weaknesses, we have engaged outside consultants and performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Positions with the Company
Michael Dent, MD	53	Chief Executive Officer and Chairman of the Board of Directors
George O'Leary	55	Chief Financial Officer, and Director

Michael T. Dent, MD, Founder, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dent founded the Naples Women’s Center in 1996 where he served as its principal executive from formation through February 2016. He is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014 and is responsible for its healthcare, information technology and life science investments. He has held key leadership positions in business development, operations, corporate development, and strategy in the healthcare and technology industries since the mid-90s. Prior to founding InLight Capital Partners, Dr. Dent was Founder, Chairman and Chief Executive Officer of NeoGenomics Laboratories (Nasdaq: NEO) where he was on the Board of Directors from 1998 until July 2015. As a retired physician, Dr. Dent is uniquely qualified to understand the challenges and opportunities in healthcare and emerging technologies. Dr. Dent received his Bachelors Degree from Davidson College, where he majored in both Biology and Pre-Med, and went on to earn his medical degree from The University of South Carolina in Charleston, South Carolina. Dr. Dent also attended Florida Gulf Coast University's Business Executive Education program. Dr. Dent's holds board affiliations with NeoGenomics Laboratories (Director), MedOfficeDirect (Founder), and The Naples Women's Center. Our board of directors believes Dr. Dent’s perspective as the founder of the Company, his industry knowledge and prior experience as a director of a public company and familiarity with public company governance, provide him with the qualifications and skills to serve as a director.

George G. O’Leary, Chief Financial Officer and Member of the Board of Directors. Mr. O’Leary has served as our Chief Financial Officer since August 6, 2014. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. He is a financially trained senior executive specializing in innovative strategic problem solving across functional and industry boundaries. Mr. O’Leary is currently the Chairman of the Board of Directors of Timios Holdings Corp. since March 2014 and on the Board of Directors of MedOfficeDirect since October 2013. From June 2009 to May 2013 Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. Mr. O’Leary started SKS with the mission to help companies focus on high growth initiatives and execution of their core business while shedding non-core business assets. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement is Certain Legal Proceedings

No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Limitation of Liability of Directors

Our Amended and Restated Articles of Incorporation states that directors and officers shall be indemnified and held harmless to the fullest extend legally permissible under the laws of the State of Nevada, from time to time, against all expenses, liability and loss (including attorney’s fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him/her in connection with acts performed in such capacity. Such right of indemnification shall be a contract right, which may be enforced in a nay manner desired by such person. The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding.

Directors’ and Officers’ Liability Insurance

We have obtained directors’ and officers’ liability insurance insuring our directors against liability for acts or omissions in their capacity as directors or officers. Such insurance also insures us against losses, which we may incur in indemnifying our officers and directors. Our officers and directors shall have indemnification rights under applicable laws, our standard indemnification agreement, and our articles of incorporation and bylaws.

Board Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, Dr. Dent and Mr. O’Leary would not be considered independent directors of the Company.

Board Committees

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. While Mr. O’Leary qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, neither Mr. O’Leary nor Dr. Dent qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date. If and when we generate increased revenue and positive cash flow in the future, we intend to form a standing audit committee and identify and appoint an independent financial expert to serve on our audit committee.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2017:

●	Michael Dent, Chief Executive Officer of the Company, failed to timely file one Form 3 on or before the effective date (March 24, 2017) of the registration statement (File No. 333-215963), pursuant to which the Company registered its securities for the first time under Section 12 of the Exchange Act.

●	George O’Leary, Chief Financial Officer of the Company, failed to timely file one Form 3 on or before the effective date (March 24, 2017) of the registration statement (File No. 333-215963), pursuant to which the Company registered its securities for the first time under Section 12 of the Exchange Act.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2017 and 2016:

							Change in
							Pension
							Value and
						Non-	Non-
						Equity	Qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Name and Position	Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Michael Dent	2017	70,000	---	---	---	---	---	---	70,000
(Chief Executive Officer)	2016	51,731	---	---	31,950	---	---	---	83,681

George O'Leary	2017	95,400	---	---	---	---	---	---	95,400
(Chief Financial Officer)	2016	65,995	---	---	19,170	---	---	---	85,165

Robert Horel	2017	232,145	---	---	---	---	---	---	232,145
(Chief Marketing Officer)	2016	15,926	---	---	8,581	---	---	---	24,507

(1)	Reflects the grant date fair values of stock options and restricted stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.

Employment Agreements

On July 1, 2016, we entered into an employment agreement with Dr. Michael Dent, Chief Executive Officer and a member of our Board of Directors. Dr. Dent’s employment agreement continues until terminated by Dr. Dent, or us and provides for an initial annual base salary of $70,000. Dr. Dent is eligible to receive performance-based incentives, pro-rated for the number of months of service in any given year. Annual bonuses are awarded based on set annual target incentives for executives and other senior ranking employees that are to be determined by the to-be-established Compensation Committee of the Board of Directors. In addition, Mr. Dent is also entitled to receive 500,000 time-based options, as well as 500,000 performance based options, all of which vest in accordance with the schedule set forth in the employment agreement. If Dr. Dent’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), then upon signing a general waiver and release, Dr. Dent will be entitled to severance in an amount equal to 12 months of his then-current annual base salary, as well as the pro-rata portion of any bonus that would be due and payable to him. In the event that Dr. Dent terminates the employment agreement, he shall be entitled to any accrued but unpaid salary and other benefits up to and including the date of termination, and the pro-rata portion of any unvested time-based options up until the date of separation.

On July 1, 2016, we entered into an agreement with Mr. George O’Leary, our Chief Financial Officer and a member of our Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary, or us and provides for an initial annual base salary of $90,000 a year and shall increase to $100,000 per year in year two. Mr. O’Leary is also eligible to receive performance-based incentives. In addition, Mr. O’Leary is also entitled to receive stock options to purchase up to 600,000 shares of common stock of the Company at an exercise price equivalent to the closing price per share at which the stock is quoted on the day prior to his start date. The grant of such options will be made pursuant to the Company’s stock option plan then in effect, shall have a ten-year term from the grant date and shall vest in accordance with the schedule set forth in the agreement. In addition, Mr. O’Leary shall receive healthcare allowance of $750 per month and a car allowance of $650 per month to be paid at the beginning of each month. If Mr. O’Leary employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options that have not vested as of December 31, 2017 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	275,000	725,000	725,000	$0.08	6/30/2026
(Chief Executive Officer)

George O'Leary	250,000	350,000	350,000	$0.08	6/30/2026
(Chief Financial Officer)

Robert Horel	50,000	699,996	699,996	$0.20	11/27/2026
(Chief Marketing Officer)

On January 1, 2016, the Company instituted the 2016 Equity Incentive Plan (the “EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. During the years ended December 31, 2017 and 2016, the Company made grants totaling 175,000 and 1,552,500 shares of restricted common stock pursuant to the EIP. The grants are subject to time-based vesting requirements and generally vest a portion upon grant and the balance on a straight-line basis over a period of four years.

In June 2016, we issued 900,000 shares of common stock outside of the EIP to our Chief Financial Officer for services rendered in 2015. The shares of common stock were valued at $45,000, or $0.05 per share based on concurrent sales of Company common stock to third parties at that price.

As of December 31, 2017, we had outstanding 1,600,000 stock options with an exercise price of $0.08 per share held by our executive officers, of which 1,000,000 were issued to our Chief Executive Officer and 600,000 were issued to our Chief Financial Officer. Of the 1,600,000 issued options, 700,000 (500,000 held by our Chief Executive Officer and 200,000 held by our Chief Financial Officer) have time-based vesting and 900,000 (500,000 held by our Chief Executive Officer and 400,000 held by our Chief Financial Officer) vest based on Company performance measures. The grant date fair value of the options was $51,120. The options have a term of 10 years. As of December 31, 2017, 525,000 of these options were vested.

As of December 31, 2017, we also had 749,996 outstanding stock options held by an employee with an exercise price of $0.20 per share and a term of 10 years. Of the total grant, 299,996 options shall vest over a three-year period, and 450,000 shall vest based on future Company and individual performance measures. As of December 31, 2017, 50,000 of these options were vested.

Director Compensation

Our directors did not receive any compensation for their services for the years ending December 31, 2016 and 2015 except as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 12, 2018 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 726 Medical Blvd Suite 101, Naples, Florida 34110. As of March 12, 2018, we had 73,009,141 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Beneficially Owned (2)
Dr. Michael Dent, Chief Executive Officer and Chairman (3)	58,869,602	71.77%
George O’Leary, Interim Chief Financial Officer, Chief Operating Officer and Director (4)	2,391,667	3.26%
All officers and directors as a group (2 persons)	61,261,269	74.99%
5% Stockholders:
Urania Holdings LLC (5)	5,620,000	7.57%
Iconic Holdings, LLC (6)	7,293,613	9.99%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Based on 73,009,141 shares of common stock issued and outstanding as of March 12, 2018.
(3)	Includes 2,953,640 shares of common stock held by Dr. Dent directly, 46,900,000 shares of common stock held in the name of Mary S. Dent Gifting Trust Common, 8,678,462 shares of common stock issuable upon exercise of warrants, and 337,500 vested employee stock options. Excludes 662,500 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 12, 2018.
(4)	Includes 2,100,000 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, and 291,667 vested employee stock options. Excludes 308,333 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 12, 2018.
(5)	The address of this beneficial owner is 1405 Estuary Trail, Delray Beach, Florida 33483. Chris Salamone, as Chief Executive Officer of Urania Holdings LLC, holds voting and dispositive power over the securities of the Company held by Urania Holdings LLC. Includes 4,370,000 shares of common stock and 1,250,000 shares of common stock issuable upon exercise of warrants.
(6)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes 7,293,613 shares of common stock issuable upon conversion of the Convertible Notes, which are subject to a 9.99% beneficial ownership limitation. Does not include (i) 81,387 shares of common stock issuable upon conversion of the Convertible Notes, (ii) 14,744,444 shares of common stock issuable under warrants with 9.99% beneficial ownership limitation and (iii) up to 20,771,459 shares of common stock issuable under the Investment Agreement, which are subject to a 9.99% beneficial ownership limitation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). The Company first issued DMD a $175,000 unsecured note in 2012 with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of December 31, 2017 and 2016 was $43,963 and $22,108, respectively.

During the year ended December 31, 2017, the Company borrowed $322,500 from Dr. Dent under additional unsecured promissory notes as follows:

Inception Date	Maturity Date	Interest Rate	Amount
January 12, 2017	January 13, 2018	10%	$35,000
January 18, 2017	January 19, 2018	10%	20,000
January 24, 2017	January 15, 2018	10%	50,000
February 9, 2017	February 10, 2018	10%	30,000
April 20, 2017	April 21, 2018	10%	10,000
June 15, 2017	June 16, 2018	10%	32,500
August 17, 2017	August 18, 2018	10%	20,000
August 24, 2017	August 25, 2018	10%	37,500
September 7, 2017	September 8, 2018	10%	35,000
September 21, 2017	September 22, 2018	10%	26,500
September 29, 2017	September 30, 2018	10%	12,000
December 21, 2017	December 22, 2018	10%	14,000

			$322,500

The interest accrued on such notes as of December 31, 2017 and 2016 was $19,350 and -0-, respectively.

During 2016, MOD, a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, paid a direct obligation of the Company in the amount of $25,000. The Company also paid direct obligations of MOD totaling $13,808 in 2016, resulting in an amount payable to MOD of $11,192 as of December 31, 2016. This amount was paid in full in January 2017.

During the year ended December 31, 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. During the years ended December 31, 2017 and 2016, the Company recognized rent expense related to the marketing agreement in the amount of $24,480 and $-0-, respectively, pursuant to this agreement and had prepaid an additional $24,459 toward future rent as of December 31, 2017. Dr. Dent is the majority owner of MOD.

Director Independence

As discussed above, neither of the members of the Company’s Board of Directors, Dr. Michael Dent and George O’Leary, are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2017 and 2016, our independent registered public accounting firm RBSM LLP billed us a total of $49,500 and $25,000, respectively, related to interim reviews and annual audits of our financial statements. There were no other fees billed for products offered or professional services rendered by RBSM LLP.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	Share Exchange Agreement (Filed as Exhibit 2.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.1	Form of Private Placement Subscription Agreements (Filed as Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)

Exhibit No.	Exhibit Description
10.2	Series A Conversion Notice (Filed as Exhibit 10.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.3	Form of Notes Issued to Dr. Michael Dent (Filed as Exhibit 10.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.4	Form of Warrants Issued to Dr. Michael Dent (Filed as Exhibit 10.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.5	Advisor Consulting Banking Agreement with Delaney Equity Group LLC (Filed as Exhibit 10.5 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.6	Warrant Agreement with Delaney Equity Group LLC (Filed as Exhibit 10.6 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.7	Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.7 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.8	Registration Rights Agreement with Iconic Holdings LLC (Filed as Exhibit 10.8 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.9	Fee Note Issued to Iconic Holdings LLC (Filed as Exhibit 10.12 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.10	Form of Employment Agreement with Dr. Michael Dent (Filed as Exhibit 10.14 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.11	Form of Employment Agreement with George O’Leary (Filed as Exhibit 10.15 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.12	2016 Equity Incentive Plan (Filed as Exhibit 10.17 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.13	Form of Warrant Agreement with Investors in July 2016 Private Placement (Filed as Exhibit 10.13 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.14	Loan Agreement with Florida Community Bank (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 8, 2017)
10.15	Employment Agreement with Robert Horel (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.16	Amendment #1 to Secured Note Issued to Iconic Holdings LLC (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.17	Warrant Issued to Iconic Holdings LLC in February 2017 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.18	Amendment to Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.19	Warrant for Four Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.20	Warrant for Two Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.21	Warrant for One Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 25, 2017)
10.22	Fixed Convertible Promissory Note with Iconic Holdings LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.23	Form of Warrant Issued to Iconic Holdings LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.24	Amendment No. 1 to Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.25	Amendment No. 1 to Subsidiary Guarantee with Iconic Holdings LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.26	Amendment No. 1 to Intellectual Property Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.27	Unsecured Promissory Note with Dr. Michael Dent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2017)
10.28	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.29	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)

Exhibit No.	Exhibit Description
10.30	Form of Amendment #2, dated August 8, 2017, by and between HealthLynked and Iconic Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2017)
10.31	Form of Common Stock Purchase Warrant, dated August 8, 2017, by and between HealthLynked Corp., and Iconic Holdings, LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2017)
10.32	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2017)
10.33	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2017)
10.34	Securities Purchase Agreement with Crown Bridge Partners LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2017)
10.35	Convertible Promissory Note with Crown Bridge Partners LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2017)
10.36	Securities Purchase Agreement with PULG (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2017)
10.37	Convertible Promissory Note with PULG (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2017)
10.38	Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.39	Convertible Promissory Note (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.40	Form of Subscription Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.41	Form of Warrant Agreement (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.42	Form of Warrant Agreement (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
21.1	Subsidiaries (Filed as Exhibit 21.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
23.1	Consent of RBSM LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Director and Chief Financial Officer (Principal Financial Officer)

