Form 10-Q
period 2018-03-31
HealthLynked Corp
filed 2018-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 15, 2018, there were 75,578,021 shares of the issuer's common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets
Cash	$29,310	$50,006
Accounts receivable, net	149,524	113,349
Prepaid expenses	69,317	81,892
Deferred offering costs	108,817	121,620
Total Current Assets	356,968	366,867

Property, plant and equipment, net of accumulated depreciation of $734,420 and $728,391 as of March 31, 2018 and December 31, 2017, respectively	57,548	63,376
Deposits	9,540	9,540

Total Assets	$424,056	$439,783

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$336,734	$253,514
Capital lease, current portion	18,348	18,348
Due to related party, current portion	379,679	363,845
Notes payable to related party, current portion	603,500	553,550
Notes payable, net of original issue discount and debt discount of $12,307 and $26,881 as of March 31, 2018 and December 31, 2017, respectively	32,140	70,186
Convertible notes payable, net of original issue discount and debt discount of $426,325 and $266,642 as of March 31, 2018 and December 31, 2017, respectively	930,987	811,858
Derivative financial instruments	769,323	398,489
Total Current Liabilities	3,070,711	2,469,790

Long-Term Liabilities
Capital leases, long-term portion	18,348	21,406
Notes payable to related party, long term portion	57,421	---

Total Liabilities	3,146,480	2,491,196

Shareholders' Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 73,009,141 and 72,302,937 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	7,301	7,230
Common stock issuable, $0.0001 par value; 2,458,656 and 122,101 shares as of March 31, 2018 and December 31, 2017, respectively	13,791	8,276
Additional paid-in capital	3,242,822	2,638,311
Accumulated deficit	(5,986,338)	(4,705,230)
Total Shareholders' Deficit	(2,722,424)	(2,051,413)

Total Liabilities and Shareholders' Deficit	$424,056	$439,783

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue
Patient service revenue, net	$645,639	$476,118

Operating Expenses
Salaries and benefits	560,856	467,874
General and administrative	574,828	390,026
Depreciation and amortization	6,029	5,708
Total Operating Expenses	1,141,713	863,608

(Loss) income from operations	(496,074)	(387,490)

Other Income (Expenses)
Loss on extinguishment of debt	(325,223)	---
Change in fair value of debt	(57,946)	---
Financing cost	(192,062)	---
Amortization of original issue and debt discounts on notes payable and convertible notes	(154,835)	(72,044)
Change in fair value of derivative financial instrument	(14,621)	---
Interest expense	(40,347)	(17,587)
Total other expenses	(785,034)	(89,631)

Net loss before provision for income taxes	(1,281,108)	(477,121)

Provision for income taxes	---	---

Net loss	$(1,281,108)	$(477,121)

Net loss per share, basic and diluted:
Basic	$(0.02)	$(0.01)
Fully diluted	$(0.02)	$(0.01)

Weighted average number of common shares:
Basic	72,907,455	66,629,195
Fully diluted	72,907,455	66,629,195

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017 (audited)	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	631,204	63	236	133,312	---	133,611
Fair value of warrants allocated to proceeds of common stock	---	---	---	117,956	---	117,956
Fair value of warrants issued to extend related party notes payable	---	---	---	337,467	---	337,467
Fair value of warrants issued to extend convertible notes payable	---	---	---	10,199	---	10,199
Consultant fees payable with common shares and warrants	---	---	5,287	---	---	5,287
Shares and options issued pursuant to employee equity incentive plan	75,000	8	(8)	5,577	---	5,577
Net loss	---	---	---	---	(1,281,108)	(1,281,108)

Balance at March 31, 2018	73,009,141	7,301	13,791	3,242,822	(5,986,338)	(2,722,424)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018		2017
Cash Flows from Operating Activities
Net loss		$(1,281,108)		$(477,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		6,029		5,708
Stock based compensation, including amortization of prepaid fees		23,666		14,688
Amortization of original issue discount and debt discount on convertible notes		154,835		72,044
Financing cost		192,062		---
Change in fair value of derivative financial instrument		14,621		---
Loss on extinguishment of debt		325,223		---
Change in fair value of debt		57,946		---
Changes in operating assets and liabilities:
Accounts receivable		(36,174)		18,243
Prepaid expenses and deposits		12,575		9,704
Accounts payable and accrued expenses		90,336		23,783
Due to related party, current portion		15,835		7,761
Net cash used in operating activities		(424,154)		(325,190)

Cash Flows from Investing Activities
Acquisition of property and equipment		(201)		(5,147)
Net cash used in investing activities		(201)		(5,147)

Cash Flows from Financing Activities
Proceeds from sale of common stock		251,568		210,000
Proceeds from issuance of convertible notes		325,000		---
Repayment of convertible notes		(209,682)		---
Proceeds from related party loans		101,450		135,000
Repayment of related party loans		(9,000)		(11,192)
Repayment of notes payable and bank loans		(52,619)		---
Payments on capital leases		(3,058)		(4,587)
Net cash provided by financing activities		403,659		329,221

Net increase (decrease) in cash		(20,696)		(1,116)
Cash, beginning of period		50,006		58,716

Cash, end of period		$29,310		$57,600

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$7,117		$457
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable, recognized as discount against convertible notes payable		$10,199		$7,506
Fair value of beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$325,000		---
Common stock issuable issued during period		$8		---
Derivative liabilities written off with repayment of convertible notes payable		$160,850		---
Fair value of warrants issued to extend related party notes payable		$337,466		---
Fair value of warrants issued pursuant to Amended Investment Agreement	$	---		$56,635

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corp., a Nevada corporation (the “Company” or “HLYK”) filed its Articles of Incorporation on August 4, 2014. On September 3, 2014 HLYK filed Amended Articles of Incorporation clarifying that the total authorized shares of 250,000,000 shares are broken up between 230,000,000 common shares and 20,000,000 preferred shares. On February 5, 2018, the Company filed the amendment with the Secretary of State of Nevada to increase the amount of authorized shares of common stock to 500,000,000 shares.

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 2, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patient Service Revenue

Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients and third-party payors (including health insurers and government programs) and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and the Company does not believe it is required to provide additional goods or services to the patient.

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients.

Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:

●	Medicare: Certain inpatient acute care services are paid at prospectively determined rates per discharge based on clinical, diagnostic and other factors. Certain services are paid based on cost-reimbursement methodologies subject to certain limits. Physician services are paid based upon established fee schedules. Outpatient services are paid using prospectively determined rates.

●	Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates per discharge, per occasion of service, or per covered member.

●	Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various health care organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact, if any, such claims or penalties would have upon the Company. In addition, the contracts the Company has with commercial payors also provide for retroactive audit and review of claims.

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount. As of March 31, 2018 and December 31, 2017, the Company’s gross accounts receivable were $319,269 and $256,446, respectively, and net accounts receivable were $149,524 and $113,349, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation for the three months ended March 31, 2018 and 2017 was $4,587 and $4,587, respectively. Accumulated depreciation of capitalized leases was $308,325 and $303,738 at March 31, 2018 and December 31, 2017, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of March 31, 2018 and December 31, 2017.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method. Convertible notes for which the maturity date has been extended and that qualify for debt extinguishment treatment are recorded at fair value on the extinguishment date and then revalue at the end of each reporting period, with the change recorded to the statement of operations under “Change in Fair Value of Debt.”

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three month periods ended March 31, 2018 and 2017, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2018 and 2017, potentially dilutive securities were comprised of (i) 29,682,790 and 18,076,389 warrants outstanding, respectively, (ii) 2,349,996 and 2,349,996 stock options outstanding, respectively, (iii) 19,255,940 and 7,375,000 shares issuable upon conversion of convertible notes, respectively, and (iv) 628,750 and 780,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11, Shareholders’ Deficit.

Business Segments

The Company uses the "management approach" to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard, but provide clarity and implementation guidance. The Company adopted this standard on January 1, 2018 and selected the modified retrospective transition method. The Company has modified its accounting policies to reflect the requirements of this standard, however, the planned adoption did not materially impact the Company’s financial statements and related disclosures.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of March 31, 2018, the Company had a working capital deficit of $2,713,743 and accumulated deficit $5,986,338. For the three months ended March 31, 2018, the Company had a net loss of $1,281,108 and net cash used by operating activities of $424,154. Net cash used in investing activities was $201. Net cash provided by financing activities was $403,659, resulting principally from $325,000 net proceeds from the issuance of convertible notes, $251,568 from the proceeds of the sale of 2,984,146 shares of common stock and $101,450 proceeds from related party loans. Subsequent to March 31, 2018, the Company received additional $400,500 net proceeds from the sale of seven separate convertible promissory notes (see Note 14) and $10,279 from draws under the Investment Agreement.

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

During July 2016, HLYK entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2018, the Company received $1,568 from the proceeds of the sale of 42,969 shares pursuant to the Investment Agreement.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including sales of the Company’s common stock, loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes, which have an aggregate face value of $1,294,000 as of March 31, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

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

This fair value of the warrants was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three months ended March 31, 2018 and 2017, the Company recognized $12,802 and $-0-, respectively, in general and administrative expense related to the cost of the warrants.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017

Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	436,168	435,967

Total Property, plant and equipment	791,968	791,767
Less: accumulated depreciation	(734,420)	(728,391)

Property, plant and equipment, net	$57,548	$63,376

Depreciation expense during the three months ended March 31, 2018 and 2017 was $6,029 and $5,708, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of March 31, 2018 and December 31, 2017 were comprised of the following:

	March 31,	December 31,
	2018	2017
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	79,079	63,245
Total due to related party	379,679	363,845

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	603,500	553,550
Notes payable to Dr. Michael Dent, long term portion	57,421	---
Total notes payable to related party	$660,921	$553,550

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of March 31, 2018 and December 31, 2017 was $49,660 and $43,963, respectively.

The carrying values of notes payable to Dr. Michael Dent as of March 31, 2018 were as follows:

Inception Date	Maturity Date	Borrower	Interest Rate	Amount
January 12, 2017*	January 13, 2019	HLYK	10%	$38,369
January 18, 2017*	January 19, 2019	HLYK	10%	21,925
January 24, 2017*	January 15, 2019	HLYK	10%	54,813
February 9, 2017*	February 10, 2019	HLYK	10%	32,592
April 20, 2017*	April 21, 2019	HLYK	10%	10,669
June 15, 2017*	June 16, 2019	HLYK	10%	34,053
August 17, 2017	August 18, 2018	HLYK	10%	20,000
August 24, 2017	August 25, 2018	HLYK	10%	37,500
September 7, 2017	September 8, 2018	HLYK	10%	35,000
September 21, 2017	September 22, 2018	HLYK	10%	26,500
September 29, 2017	September 30, 2018	HLYK	10%	12,000
December 21, 2017	December 22, 2018	HLYK	10%	14,000
January 8, 2018	January 9, 2019	HLYK	10%	75,000
January 11, 2018	January 12, 2019	HLYK	10%	9,000
January 26, 2018	January 27, 2019	HLYK	10%	17,450
January 3, 2014	December 31, 2018	NWC	10%	222,050

				$660,921

* - Denotes that note payable is carried at fair value

Interest accrued on the above unsecured promissory notes as of March 31, 2018 and December 31, 2017 was $29,449 and $19,350, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2012, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before June 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments between the reissuance date and March 31, 2018 was $3,449, which is included in “Change in fair value of debt.”

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $6,120 and $6,120, respectively, pursuant to this agreement and had prepaid an additional $12,538 toward future rent as of March 31, 2018.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. During the three months ended March 31, 2018 and 2017, the Company recognized general and administrative expense in the amount of $12,500 and $-0-, respectively, pursuant to this agreement.

NOTE 7 – CAPITAL LEASE

Capital lease obligations as of March 31, 2018 and December 31, 2017 are comprised of the following:

	March 31,	December 31,
	2018	2017

Note payable, New Everbank Lease	$36,696	$39,754
Less: note payable, New Everbank Lease (Capital leases), current portion	(18,348)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$18,348	$21,406

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of March 31, 2018, the Company owed Everbank $36,696 pursuant to this capital lease. During the three months ended March 31, 2018 and 2017, the Company made payments on this capital lease of $3,058 and $4,587, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 7 – CAPITAL LEASE (CONTINUED)

Future minimum payments to which the Company is obligated pursuant to the capital leases as of March 31, 2018 are as follows:

2018 (April to December)	$15,290
2019	18,348
2020	3,058
2021	---
2022	---

Total	$36,696

NOTE 8 – NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000 has been repaid in June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount is being amortized over the life of the instrument. During the three months ended March 31, 2018, the Company made payments of $52,619 and recognized amortization of the discount in the amount of $14,574. As of March 31, 2018, the net carrying value of the instrument was $32,140.

NOTE 9 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2018 and December 31, 2017 are comprised of the following:

	March 31,	December 31,
	2018	2017

$550k Note - July 2016*	$578,686	$550,000
$50k Note - July 2016*	75,811	50,000
$111k Note - May 2017*	119,815	111,000
$53k Note - July 2017	---	53,000
$35k Note - September 2017	---	35,000
$55k Note - September 2017	---	55,000
$53k Note II - October 2017	53,000	53,000
$171.5k Note - October 2017	171,500	171,500
$57.8k Note - January 2018	57,750	---
$112.8k Note - February 2018	112,750	---
$83k Note - February 2018	83,000	---
$105k Note - March 2018	105,000	---
	1,357,312	1,078,500

Less: unamortized discount	(426,325)	(266,642)

Convertible notes payable, net of original issue discount and debt discount	$930,987	$811,858

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The $550k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 7, 2018. The discount from the original issue discount, warrants and embedded conversion feature (“ECF”) associated with the $550k Note was amortized over the original life of the note. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $-0- and $72,044, respectively. As of March 31, 2018, the unamortized discount was $-0- and the $550k Note was convertible into 6,875,000 of the Company’s common shares. The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of March 31, 2018 was $578,686. During the three months ended March 31, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $28,686 and $-0-, respectively.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $550k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $550k Note totaling $8,137 and $8,137, respectively.

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 maturing on July 11, 2017 (the “$50k Note”). The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. As of September 30, 2017, the $50k Note was convertible into 500,000 of the Company’s common shares. The $50k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of March 31, 2018 was $75,811. During the three months ended March 31, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $25,811 and $-0-, respectively.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $50k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $50k Note totaling $1,233 and $1,233, respectively.

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

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of HLYK common stock at an exercise price of $0.05 per share, the holder of the $111k Note agreed to extend the maturity date from the original date of January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $111k Note is carried at fair value and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of March 31, 2018 was $119,815. During the three months ended March 31, 2018 and 2017, no change in fair value of debt related to this instrument was recorded.

Amortization expense related to discounts on the $111k Note in the three months ended March 31, 2018 and 2017 was $11,011 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $6,119. As of March 31, 2018, the $550k note was convertible into 317,143 of the Company’s common shares.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $111k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $111k Note totaling $4,078 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note. Amortization expense related to the discount in three months ended March 31, 2018 and 2017 was $1,520 and $-0-. On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. The Company recognized a gain on debt extinguishment in the three months ended March 31, 2017 in connection with the repayment, as follows:

Cash repayment	$74,922
Less face value of convertible note payable retired	(53,000)
Less carrying value of derivative financial instruments arising from ECF	(53,893)
Less accrued interest	(2,644)
Plus carrying value of discount at extinguishment	18,427

Gain on extinguishment of debt	$(16,188)

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $35k Note. Amortization expense related to the discount in three months ended March 31, 2018 and 2017 was $614 and $-0-. On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. The Company recognized a gain on debt extinguishment in the three months ended March 31, 2017 in connection with the repayment, as follows:

Cash repayment	$49,502
Less face value of convertible note payable retired	(35,000)
Less carrying value of derivative financial instruments arising from ECF	(37,269)
Less accrued interest	(1,716)
Plus carrying value of discount at extinguishment	12,705

Gain on extinguishment of debt	$(11,778)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($55,000) – September 2017

On September 11, 2017, the Company entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”) to Crown Bridge Partners LLC. The $55k Note included a $7,500 original issue discount, for net proceeds of $47,500. The 55k Note has an interest rate of 10% and a default interest rate of 12%. The $55k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 60% multiplied by the lowest one (1) trading price for the Common Stock during the twenty (20) trading day period ending on the last complete trading day prior to the date of conversion. If, at any time while the $55k Note is outstanding, the conversion price pursuant to this formula is equal to or lower than $0.10, then an additional ten percent (10%) discount shall be factored into the conversion price until the $55k Note is no longer outstanding. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until the $55k Note is no longer outstanding.

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $55k Note. Amortization expense related to the discount in three months ended March 31, 2018 and 2017 was $1,085 and $-0-. On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. The Company recognized a gain on debt extinguishment in the three months ended March 31, 2017 in connection with the repayment, as follows:

Cash repayment	$85,258
Less face value of convertible note payable retired	(55,000)
Less carrying value of derivative financial instruments arising from ECF	(69,687)
Less accrued interest	(2,759)
Plus carrying value of discount at extinguishment	27,425

Gain on extinguishment of debt	$(14,763)

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

The discounts resulting from the original issue discount and embedded conversion feature are being amortized over the life of the $53k Note II. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $17,036 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $22,904 and the $53k Note II was convertible into 1,059,576 of the Company’s common shares.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $53k Note II. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $53k Note II totaling $1,307 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discounts resulting from the original issue discount and embedded conversion feature are being amortized over the life of the $171.5k Note. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $42,404 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $98,471. As of March 31, 2018, the $171.5k Note was convertible into 3,217,636 of the Company’s common shares.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $171.5k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $171.5k Note totaling $4,229 and $-0-, respectively.

Convertible Notes Payable ($57,750) – January 2018

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

The fair value of the ECF of the $58k Note was calculated using the Black-Scholes pricing model at $82,652, with the following assumptions: risk-free interest rate of 1.83%, expected life of 1 year, volatility of 264.29%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $58k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $82,652 over the net proceeds from the note of $50,000, for a net charge of $32,652. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$82,652
Original issue discount and fees	7,750
Financing cost	(32,652)
Convertible note	---

Notes payable and bank loans, long-term portion	$57,750

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $58k Note. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $13,923 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $43,827 and the $58k Note was convertible into 1,173,780 of the Company’s common shares.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $58k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $58k Note totaling $1,392 and $-0-, respectively.

Convertible Notes Payable ($112,750) – February 2018

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

The fair value of the ECF of the $113k Note was calculated using the Black-Scholes pricing model at $161,527, with the following assumptions: risk-free interest rate of 1.88%, expected life of 1 year, volatility of 264.93%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $113k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $161,527 over the net proceeds from the note of $100,000, for a net charge of $61,527. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$161,527
Original issue discount and fees	12,750
Financing cost	(61,527)
Convertible note	---

Notes payable and bank loans, long-term portion	$112,750

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $113k Note. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $17,608 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $95,142 and the $113k Note was convertible into 2,291,667 of the Company’s common shares.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $113k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $113k Note totaling $1,761 and $-0-, respectively.

Convertible Notes Payable ($83,000) – February 2018

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $83k Note was calculated using the Black-Scholes pricing model at $119,512, with the following assumptions: risk-free interest rate of 1.95%, expected life of 1 year, volatility of 268.44%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $83k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $119,512 over the net proceeds from the note of $75,000, for a net charge of $44,512. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$119,512
Original issue discount and fees	8,000
Financing cost	(44,512)
Convertible note	---

Notes payable and bank loans, long-term portion	$83,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $83k Note. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $10,460 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $72,540 and the $83k Note was convertible into 1,686,992 of the Company’s common shares.

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $83k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $83k Note totaling $1,046 and $-0-, respectively.

Convertible Notes Payable ($105,000) – March 2018

On March 5, 2018, the Company entered into a securities purchase agreement for the sale of a $105,000 convertible note (the “$105k Note”). The transaction closed on March 12, 2018. The $105k Note included $5,000 fees for net proceeds of $100,000. The $105k Note has an interest rate of 10% and a default interest rate of 24% and matures on March 5, 2019. The $113k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 9.9% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default, 110-150% of the outstanding principal and any interest due amount shall be immediately due, depending on the nature of the breach.

The fair value of the ECF of the $105k Note was calculated using the Black-Scholes pricing model at $153,371, with the following assumptions: risk-free interest rate of 2.06%, expected life of 1 year, volatility of 278.96%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $105k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $153,371 over the net proceeds from the note of $100,000, for a net charge of $53,371. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$153,371
Original issue discount and fees	5,000
Financing cost	(53,371)
Convertible note	---

Notes payable and bank loans, long-term portion	$105,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $105k Note. Amortization expense related to these discounts in the three months ended March 31, 2018 and 2017 was $7,479 and $-0-, respectively. As of March 31, 2018, the unamortized discount was $97,521 and the $105k Note was convertible into 2,134,146 of the Company’s common shares.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the three months ended March 31, 2018 and 2017, the Company made no repayments on the $105k Note. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense on the $105k Note totaling $748 and $-0-, respectively.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of the fair value of conversion features embedded in convertible promissory notes for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock. The fair market value of the derivative liabilities was calculated at inception of each convertible promissory notes for which the conversion rate is not fixed and allocated to the respective convertible notes, with any excess recorded as a charge to “Financing cost.” The derivative financial instruments are then revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2018 include the following:

			Change in
	Fair Value	Inception of	Fair Value	Write off	Fair Value
	as of	Derivative	of Derivative	Derivative	as of
	December 31,	Financial	Financial	Financial	March 31,
	2017	Instruments	Instruments	Instruments	2018

$53k Note - July 2017	$48,876	$ ---	$5,017	$(53,893)	$ ---
$35k Note - September 2017	36,161	---	1,108	(37,269)	---
$55k Note - September 2017	64,656	---	5,032	(69,688)	---
$53k Note #2 - October 2017	58,216	---	617	---	58,833
$171.5k Note - October 2017	190,580	---	11,979	---	202,559
$57.8k Note - January 2018	---	82,653	(2,905)	---	79,748
$112.8k Note - February 2018	---	161,527	(2,371)	---	159,156
$83k Note - February 2018	---	119,512	(1,525)	---	117,987
$105k Note - March 2018	---	153,371	(2,331)	---	151,040

	$398,489	$517,063	$14,621	$(160,850)	$769,323

During the three months ended March 31, 2018, the $53k Note, the $35k Note and the $55k Note were each repaid in full. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.21-2.09%, expected life of 0.27-1.00 years, volatility of 172.67-283.66%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the three months ended March 31, 2017.

NOTE 11 – SHAREHOLDERS’ DEFICIT

Issuance of Common Stock

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

During the three months ended March 31, 2018, the Company issued 42,969 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received $1,563 in proceeds from the draws.

Common Stock Issuable

As of March 31, 2018 and December 31, 2017, the Company was obligated to issue 105,714 and 47,101 shares of common stock, respectively, in exchange for professional services provided by a third party consultant. During the three months ended March 31, 2018 and 2017, the Company recognized expense related to shares earned by the consultant of $5,287 and $8,903, respectively.

As of Mach 31, 2018 and December 31, 2017, the Company was obligated to issue -0- and 75,000 shares, respectively, to an employee pursuant to the EIP. The shares were issued in February 2017.

As March 31, 2018 and December 31, 2017, the Company was obligated to issue 2,352,942 and -0- shares, respectively, to two investors pursuant to common stock sales made in March 2018. The shares were issued in April 2018.

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2018 and 2017 are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	20,526,387	$0.23	10,576,389	$0.08
Granted during the period	9,156,403	$0.09	7,500,000	$0.41
Exercised during the period	---	$ ---	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	29,682,790	$0.19	18,076,389	$0.22

Exercisable at end of the period	29,682,790	$0.19	18,076,389	$0.22

Weighted average remaining life	4.9 years		4.9 years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2018:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.05 to 0.09	15,192,351	4.4	$0.07	15,192,351	$0.07
$0.10 to 0.15	5,040,441	4.1	$0.13	5,040,441	$0.13
$0.25 to 0.50	8,259,998	4.1	$0.33	8,259,998	$0.33
$0.51 to 1.00	1,190,000	4.0	$0.97	1,190,000	$0.97
$0.05 to 1.00	29,682,790	4.3	$0.19	29,682,790	$0.19

During the three months ended March 31, 2018, the Company issued 9,156,403 warrants. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.23% to 2.65%, expected life of 5 years, volatility of 261.18 - 278.45%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the three months ended March 31, 2018 was $582,311.

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the three months ended March 31, 2018 and 2017:

	2018		2017
Outstanding at beginning of the period		1,498,750		1,552,500
Granted during the period		---		---
Terminated during the period		---		(85,000)
Outstanding at end of the period		1,498,750		1,467,500

Shares vested at period-end		1,058,750		807,500
Weighted average grant date fair value of shares granted during the period	$	---	$	---
Aggregate grant date fair value of shares granted during the period	$	---	$	---
Shares available for grant pursuant to EIP at period-end		11,654,934		11,686,184

Total stock based compensation recognized for grants under the EIP was $2,435 and $3,030 during the three months ended March 31, 2018 and 2017, respectively. Total unrecognized stock compensation related to these grants was $38,335 as of March 31, 2018.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of non-vested shares issued pursuant to the EIP as of and for the three months ended March 31, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	628,750	$0.05	940,000	$0.04
Granted	---	$ ---	---	$ ---
Vested	(188,750)	$0.04	(207,500)	$0.04
Forfeited	---	$ ---	(85,000)	$0.04
Nonvested at end of period	440,000	$0.05	647,500	$0.04

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the three months ended March 31, 2018 and 2017:

	2018			2017
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Number		Price	Number		Price
Outstanding at beginning of the period		2,349,996	$0.12		2,349,996	$0.12
Granted during the period		---	$ ---		---	$ ---
Exercised during the period		---	$ ---		---	$ ---
Forfeited during the period		---	$ ---		---	$ ---
Outstanding at end of the period		2,349,996	$0.12		2,349,996	$0.12

Options exercisable at period-end		637,500			100,000
Weighted average remaining life (in years)		8.4			9.4
Weighted average grant date fair value of options granted during the period	$	---		$	---
Options available for grant at period-end		11,654,934			11,601,184

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2018:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.08	1,600,000	8.3	$0.08	587,500	$0.08
$0.20	749,996	8.7	$0.20	50,000	$0.20
$0.08 to 0.20	2,349,996	8.4	$0.12	637,500	$0.09

Total stock based compensation recognized related to option grants was $2,354 and $2,635 during the three months ended March 31, 2018 and 2017.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of non-vested options issued pursuant to the EIP as of and for the three months ended March 31, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares		Fair Value
Nonvested at beginning of period	1,774,996	$0.03	2,249,996		$0.03
Granted	---	$ ---	---	$	---
Vested	(62,500)	$0.03	---	$	---
Forfeited	---	$ ---	---	$	---
Nonvested at end of period	1,712,496	$0.03	2,249,996		$0.03

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

During 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recognized rent expense related to the marketing agreement in the amount of $6,120 and $6,120, respectively, pursuant to this agreement and had prepaid an additional $12,539 toward future rent as of December 31, 2017.

Total lease expense for the three months ended March 31, 2018 and 2017 was $77,810 and $61,760, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of March 31, 2018 are as follows:

2018 (April to December)	$209,233
2019	273,856
2020	162,055
2021	---
2022	---

Total	$645,144

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On July 1, 2016, HLYK entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary or HLYK. If Mr. O’Leary employment is terminated by HLYK (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	NWC		HLYK		Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$645,639	$	---	$645,639		$476,118	$	---		$476,118
Medicare incentives		---		---	---		---		---		---
Total revenue		645,639		---	645,639		476,118		---		476,118

Operating Expenses
Salaries and benefits		403,055		157,801	560,856		344,954		122,920		467,874
General and administrative		225,652		349,176	574,828		177,333		212,693		390,026
Depreciation and amortization		5,574		455	6,029		5,655		53		5,708
Total Operating Expenses		634,281		507,432	1,141,713		527,942		335,666		863,608

Loss from operations		$11,358		$(507,432)	$(496,074)		$(51,824)		$(335,666)		$(387,490)

Other Segment Information
Interest expense		$5,697		$34,650	$40,347		$5,760		$11,827		$17,587
Loss on extinguishment of debt	$	---		$325,223	$325,223	$	---	$	---	$	---
Loss at inception of convertible notes payable	$	---		$192,062	$192,062	$	---	$	---	$	---
Amortization of original issue and debt discounts on convertible notes	$	---		$154,835	$154,835	$	---		$72,044		$72,044
Change in fair value of derivative financial instruments	$	---		$(14,621)	$(14,621)	$	---	$	---	$	---

	As of March 31, 2018			As of December 31, 2017
Identifiable assets	$272,810	$151,246	$424,056	$248,255	$108,267	$356,522

During the three months ended March 31, 2018, HLYK recognized revenue of $6,888 related to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched starting in the third quarter of 2017. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The Company measures certain financial instruments at fair value on a recurring basis, including certain convertible notes payable and related party loans which were extinguished and reissued and are therefore subject to fair value measurement, as well as derivative financial instruments arising from conversion features embedded in convertible promissory notes for which the conversion rate is not fixed. All financial instruments carried at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$774,312	$774,312
Notes payable to related party		---		---	192,421	192,421
Derivative financial instruments		---		---	769,323	769,323

Total	$	---	$	---	$1,736,056	$1,736,056

	As of December 31, 2017
							Total
	Level 1		Level 2		Level 3		Fair Value
Convertible notes payable	$	---	$	---	$	---	$ ---
Notes payable to related party		---		---		---	---
Derivative financial instruments		---		---		398,489	398,489

Total	$	---	$	---		$398,489	$398,489

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

Convertible notes payable	$(54,497)	$	---
Notes payable to related party	(3,449)		---
Derivative financial instruments	(14,621)		---

Total	$(72,567)	$	---

NOTE 15 – SUBSEQUENT EVENTS

On April 2, 2018, the Company entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note”). The transaction closed on April 3, 2018. The $63k Note included $3,000 fees for net proceeds of $60,000. The $63k Note has an interest rate of 10% and a default interest rate of 22% and matures on January 15, 2019. The $63k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

On April 16, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$57.8k Note II”). The transaction closed on April 17, 2018. The $57.8k Note II Note included $7,750 fees for net proceeds of $50,000. The $57.8k Note II Note has an interest rate of 10% and a default interest rate of 18% and matures on April 16, 2019. The $57.8k Note II Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $90,000 convertible note (the “$90k Note”). The transaction closed on April 18, 2018. The $90k Note included $4,500 fees for net proceeds of $85,500. The $90k Note has an interest rate of 10% and a default interest rate of 24% and matures on April 18, 2019. The $90k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, the Company would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note III”). The transaction closed on April 23, 2018. The $53k Note III included $3,000 fees for net proceeds of $50,000. The $53k Note III has an interest rate of 10% and a default interest rate of 22% and matures on January 30, 2019. The $53k Note III may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On April 18, 2018, the Company prepaid the balance on the $53k Note II, including accrued interest, for the amount of $75,000.

On May 3, 2018, the Company entered into a securities purchase agreement for the sale of a $68,250 convertible note (the “$68.3k Note”). The transaction closed on May 4, 2018. The $68.3k Note included $3,250 fees for net proceeds of $60,000. The $68.3k Note has an interest rate of 10% and a default interest rate of 24% and matures on May 3, 2019. The $68.3k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, the Company would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by the Company’s failure to maintain a listing for its common stock, the outstanding principal shall increase by 50%. Upon an event of default caused by the Company’s failure to maintain a bid price for its common stock, the outstanding principal shall increase by 20%.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

On May 7, 2018, the Company entered into a securities purchase agreement for the sale of a $37,000 convertible note (the “$37k Note”). The transaction closed on May 9, 2018. The $37k Note included $2,000 fees for net proceeds of $35,000. The $37k Note has an interest rate of 10% and a default interest rate of 24% and matures on May 7, 2019. The $37k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, the Company would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by the Company’s failure to maintain a listing for its common stock, the outstanding principal shall increase by 50%. Upon an event of default caused by the Company’s failure to maintain a bid price for its common stock, the outstanding principal shall increase by 20%.

On May 9, 2018, the Company entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note II”). The transaction closed on May 12, 2018. The $63k Note II included $3,000 fees for net proceeds of $60,000. The $63k Note II has an interest rate of 10% and a default interest rate of 22% and matures on May 7, 2019. The $63k Note II may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. The Company’s actual results could differ materially from those discussed here.

Overview

HealthLynked Corp. (the “Company,” “we,” “our, “us” or “HLYK”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation setting the total number of authorized shares at 250,000,000 shares, which includes up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares. The Company also had 2,953,840 designated shares of Series A Preferred Stock in 2014, which were converted into the same number of common shares in 2016.

On September 5, 2014, the Company entered into the Share Exchange Agreement with Naples Women’s Center, LLC (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and general practice located in Naples, Florida, acquiring 100% of the LLC membership interests of NWC in exchange for an aggregate of 50,000,000 shares of the Company’s common stock to the members of NWC.

The Company operates online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians are able to update the information as needed to provide a comprehensive medical history.

The Company was formed for the purpose of acquiring NWC, and eventually developing its own online medical information system business as described above. Prior to the share exchange, NWC was an ongoing operation that had been in existence since 1996. NWC generated revenues since its inception.

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

Patient Service Revenue

Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients and third-party payors (including health insurers and government programs) and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and the Company does not believe it is required to provide additional goods or services to the patient.

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients.

Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:

●	Medicare: Certain inpatient acute care services are paid at prospectively determined rates per discharge based on clinical, diagnostic and other factors. Certain services are paid based on cost-reimbursement methodologies subject to certain limits. Physician services are paid based upon established fee schedules. Outpatient services are paid using prospectively determined rates.

●	Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates per discharge, per occasion of service, or per covered member.

●	Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various health care organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact, if any, such claims or penalties would have upon the Company. In addition, the contracts the Company has with commercial payors also provide for retroactive audit and review of claims.

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations.

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change.

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

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method. Convertible notes for which the maturity date has been extended and that qualify for debt extinguishment treatment are recorded at fair value on the extinguishment date and then revalue at the end of each reporting period, with the change recorded to the statement of operations under “Change in Fair Value of Debt.”

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

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11, Shareholders’ Deficit.

Business Segments

The Company uses the "management approach" to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard, but provide clarity and implementation guidance. The Company adopted this standard on January 1, 2018 and selected the modified retrospective transition method. The Company has modified its accounting policies to reflect the requirements of this standard, however, the planned adoption did not materially impact the Company’s financial statements and related disclosures.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes the changes in our results of operations for the three months ended March 31, 2018 compared with the three months ended March 31, 2017:

	Three Months Ended March 31,		Change
	2018	2017	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$645,639	$476,118	$169,521	36%

Salaries and benefits	560,856	467,874	92,982	20%
General and administrative	574,828	390,026	184,802	47%
Depreciation and amortization	6,029	5,708	321	6%
(Loss) income from operations	(496,074)	(387,490)	108,584	28%

Loss on extinguishment of debt	(325,223)	---	325,223	100%
Change in fair value of debt	(57,946)	---	57,946	100%
Financing cost	(192,062)	---	192,062	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(154,835)	(72,044)	82,791	115%
Change in fair value of derivative financial instruments	(14,621)	---	14,621	100%
Interest expense	(40,347)	(17,587)	22,760	129%
Total other expenses	(785,034)	(89,631)	695,403	776%

Net loss	$(1,281,108)	$(477,121)	$803,987	169%

Patient service revenue increased by $169,521, or 36%, from three months ended March 31, 2017 to 2018, primarily as a result of a 26% increase in gross billing from existing physicians.

Salaries and benefits increased by $92,982, or 20%, in 2018 primarily as a result of increased salary expense associated with NWC production pay, HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $184,802, or 47%, in 2018 primarily due to higher professional costs in 2018, as well as higher information technology, sales and promotional costs associated with the rollout of the HealthLynked Network.

Depreciation and amortization increased by $321, or 6%, in 2018 primarily as a result of new property and equipment acquisitions in 2017.

Loss from operations increased by $108,584, or 28%, in 2017 primarily as a result of increased HLYK headcount, professional fees and costs associated with the rollout of the HealthLynked Network, offset by higher revenue from the NWC practice.

Loss on extinguishment of debt in 2018 arose from the issuance of a warrant to purchase 6,678,462 shares of HLYK common stock at an exercise price of $0.065 per share issued to Dr. Michael Dent $354,825, offset by gains on extinguishment of debt $42,729 resulting from the repayment of convertible notes payable with a face value of $143,000 in the three months ended March 31, 2018.

Change in fair value of debt of $57,946 in 2018 arose from the treatment of the extensions of the $550k Note, the $50k Note the $111k Note and certain notes issued to Dr. Michael Dent as extinguishment and reissuance transactions, resulting these notes being carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost arose from the issuance of four convertible promissory notes in the three months ended March 31, 2018, each of which reflected a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. As a result, the excess of the fair value of the ECF derivative instrument over the face value of the notes totaling $192,062 was recognized as a financing cost at the time of inception of the respective notes.

Amortization of original issue and debt discounts increased by $82,791, or 115%, in 2018 as a result of the amortization of more convertible notes with larger discounts being amortized in 2018.

Change in fair value of derivative financial instruments was $14,621 in 2018 resulting from the change in fair value of derivative financial instruments embedded in convertible promissory notes between inception during the period.

Interest expense increased by $22,760, or 129%, in 2018 as a result of increased interest on new convertible notes issued in 2018, as well as on new notes issued to Dr. Dent during 2017 and the first quarter of 2018.

Total other expenses increased by $695,403, or 776%, in 2018 primarily as a result of a loss on extinguishment of debt in 2018 in the amount of $325,223 in 2018 stemming from the issuance of debt-related warrants to Dr. Michael Dent, financing cost related to convertible notes issued in 2018 in the amount of $192,062, higher amortization of discounts on outstanding convertible promissory notes of $82,791, and higher interest expense of $22,760 due to higher balances on convertible notes payable.

Net loss increased by $803,987, or 169%, in 2018 primarily as a result of financing-related charges, including loss on extinguishment of debt, financing costs and higher amortization of debt discounts, as well as increased salaries, benefits and overhead costs associated with preparing for the HealthLynked Network product launch and public company costs. These increases were offset by an increase in revenue of $169,521, or 36%.

Liquidity and Capital Resources

Going Concern

As of March 31, 2018, we had a working capital deficit of $2,713,743 and accumulated deficit $5,986,338. For the three months ended March 31, 2018, we had a net loss of $1,281,108 and net cash used by operating activities of $424,154. Net cash used in investing activities was $201. Net cash provided by financing activities was $403,659, resulting principally from $325,000 net proceeds from the issuance of convertible notes, $251,568 from the proceeds of the sale of 2,984,146 shares of common stock and $101,450 proceeds from related party loans. Subsequent to March 31, 2018, we received additional $400,500 net proceeds from the sale of seven separate convertible promissory notes and $10,279 from draws under the Investment Agreement.

Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next twelve months from the date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to raise cash balance in order to meet our anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

During July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2018, we received $1,568 from the proceeds of the sale of 42,969 shares pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which have an aggregate face value of $1,294,000 as of March 31, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through March 31, 2018, we have funded our operations principally through a combination of convertible promissory notes, promissory notes, related party debt and private placements of our common stock, as described below.

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the three months ended March 31, 2018, we received $1,568 from the proceeds of the sale of 42,969 shares pursuant to the Investment Agreement.

Sales of Common Stock

During 2017, we sold 5,873,609 shares of common stock in private placement transactions to 18 investors and received $821,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.30 per share.

During the first quarter of 2018, we sold 2,941,177 shares of common stock in private placement transactions to three investors and received $250,000 in proceeds. The shares were issued at a share price of $0.085 per share. We also issued 2,352,941 five-year warrants with an exercise price of $0.15 per share in connection with the stock sales.

Convertible Notes Payable

As of December 31, 2017, we had outstanding convertible notes payable with aggregate face value of $1,078,500 maturing between July and October 2018. During the three months ended March 31, 2018, we repaid three notes with aggregate face value of $143,000 and entered into four new convertible notes payable as described below.

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

On March 5, 2018, we entered into a securities purchase agreement for the sale of a $105,000 convertible note (the “$105k Note”). The transaction closed on March 12, 2018. The $105k Note included $5,000 fees for net proceeds of $100,000. The $105k Note has an interest rate of 10% and a default interest rate of 24% and matures on March 5, 2019. The $113k Note may be converted into our common stock of by the holder at any time after the 6-month anniversary of the issuance date, subject to a 9.9% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default, 110-150% of the outstanding principal and any interest due amount shall be immediately due, depending on the nature of the breach.

On April 2, 2018, we entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note”). The transaction closed on April 3, 2018. The $63k Note included $3,000 fees for net proceeds of $60,000. The $63k Note has an interest rate of 10% and a default interest rate of 22% and matures on January 15, 2019. The $63k Note may be converted into common stock by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of our common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On April 16, 2018, we entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$57.8k Note II”). The transaction closed on April 17, 2018. The $57.8k Note II Note included $7,750 fees for net proceeds of $50,000. The $57.8k Note II Note has an interest rate of 10% and a default interest rate of 18% and matures on April 16, 2019. The $57.8k Note II Note may be converted into common stock of by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On April 18, 2018, we entered into a securities purchase agreement for the sale of a $90,000 convertible note (the “$90k Note”). The transaction closed on April 18, 2018. The $90k Note included $4,500 fees for net proceeds of $85,500. The $90k Note has an interest rate of 10% and a default interest rate of 24% and matures on April 18, 2019. The $90k Note may be converted into common stock of by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, we would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately

On April 18 2018, we entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note III”). The transaction closed on April 23, 2018. The $53k Note III included $3,000 fees for net proceeds of $50,000. The $53k Note III has an interest rate of 10% and a default interest rate of 22% and matures on January 30, 2019. The $53k Note III may be converted into common stock by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of our common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On May 3, 2018, we entered into a securities purchase agreement for the sale of a $68,250 convertible note (the “$68.3k Note”). The transaction closed on May 4, 2018. The $68.3k Note included $3,250 fees for net proceeds of $60,000. The $68.3k Note has an interest rate of 10% and a default interest rate of 24% and matures on May 3, 2019. The $68.3k Note may be converted into common stock by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, we would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by our failure to maintain a listing for our common stock, the outstanding principal shall increase by 50%. Upon an event of default caused by our failure to maintain a bid price for our common stock, the outstanding principal shall increase by 20%.

On May 7, 2018, we entered into a securities purchase agreement for the sale of a $37,000 convertible note (the “$37k Note”). The transaction closed on May 9, 2018. The $37k Note included $2,000 fees for net proceeds of $35,000. The $37k Note has an interest rate of 10% and a default interest rate of 24% and matures on May 7, 2019. The $37k Note may be converted into common stock of by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of our common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, we would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by our failure to maintain a listing for its common stock, the outstanding principal shall increase by 50%. Upon an event of default caused by our failure to maintain a bid price for its common stock, the outstanding principal shall increase by 20%.

On May 9, 2018, we entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note II”). The transaction closed on May 12, 2018. The $63k Note II included $3,000 fees for net proceeds of $60,000. The $63k Note II has an interest rate of 10% and a default interest rate of 22% and matures on May 7, 2019. The $63k Note II may be converted into common stock by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of our common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by our failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by our breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

Plan of operation and future funding requirements

Our plan of operations is to operate NWC and continue to invest in our cloud-based online personal medical information and record archiving system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud based system.

During June 2017, we began a test-launch of the HealthLynked Network in three test markets in Florida, which continued through the third quarter of 2017. We intend to market the HealthLynked Network via direct sales force targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with online medical supplies retailer MedOffice Direct, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be direct physician sales through the use of regional sales representatives whom we will hire as access to capital allows. In combination with our direct sales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members.

If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

We anticipate that we will need an additional $1.8 million in the remainder of 2018 to properly execute our business plan and service debt that matures in 2018. We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received by us from the put rights associated with the $3,000,000 Investment Agreement. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from related parties and others and the conversion of their notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and March 31, 2018, our daily trading volume averaged only about 15,400 shares per day. Until our stock reaches more substantial volumes, the amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will not be sufficient to meet our capital requirements. If we are unable to access sufficient funds upon the exercise of the put rights granted to us under the Investment Agreement, then we will be required to seek alternative financing including additional equity and debt financing similar to what we have raised to date. There can be no assurances that such alternative financing sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Historical Cash Flows

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(424,154)	$(325,190)
Investing Activities	(201)	(5,147)
Financing activities	403,659	329,221
Net increase (decrease) in cash	$(20,696)	$(1,116)

Operating Activities – During the three months ended March 31, 2018, we used cash from operating activities of $424,154, as compared with $325,190 in the same period of 2017. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in professional and other overhead costs associated with preparing for product launch and operating as a public company in 2018.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $201 in the three months ended March 31, 2018 and $5,147 in the three months ended March 31, 2017 are comprised of computer equipment and furniture.

Financing Activities – During the three months ended March 31, 2018, we realized $325,000 net proceeds from the issuance of convertible notes, $251,568 from the proceeds of the sale of 2,984,146 shares of common stock and $101,450 proceeds from related party loans. We also made repayments of $209,682 against convertible notes, $52,619 against notes payable, $9,000 against related party loans and $3,058 on capital lease obligations.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the three months ended March 31, 2018.

Other Outstanding Obligations at March 31, 2018

Warrants

As of March 31, 2018, 29,682,790 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.00.

Options

As of March 31, 2018, 2,349,996 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.20.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of March 31, 2018 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2018 (April to December)	$209,233	$15,290	$224,523
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---
2022	---	---	---

Total	$645,144	$36,696	$681,840

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report.

On January 11, 2018, the Company sold 588,235 shares of common stock in a private placement transaction to an investor and received $50,000 in proceeds from the sale. The shares were issued at a share price of $0.085 per share. In connection with the sale, the Company also issued a warrant to purchase up to 588,235 shares of common stock at an exercise price of $0.15 per share. The warrant has a five-year term.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to our Chief Executive Officer and Chairman, Dr. Michael Dent, as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance.

On February 28, 2018, the Company sold 2,352,942 shares of common stock in private placement transactions to two investors and received $200,000 in proceeds from the sale. The shares were issued at a share price of $0.085 per share. In connection with the sale, the Company also issued a warrants to purchase up to 1,764,706 shares of common stock at an exercise price of $0.15 per share. The warrants have a five-year term.

On March 28, 2018, the Company issued a five-year warrant to purchase up to 125,000 shares of common stock at an exercise price of $0.05 per share to the holder of a convertible note, in an exchange for an extension of the maturity date from the January 22, 2018 to July 11, 2018.

The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Securities Purchase Agreement with Morningview Financial LLC dated January 2, 2018
10.2	Convertible Promissory Note with Morningview Financial LLC dated January 2, 2018
10.3	Securities Purchase Agreement with Auctus Fund LLC dated February 2, 2018
10.4	Convertible Promissory Note with Auctus Fund LLC dated February 2, 2018
10.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.6	Securities Purchase Agreement with EMA Financial LLC dated February 13, 2018
10.7	Convertible Promissory Note with EMA Financial LLC dated February 13, 2018
10.8	Form of Warrant Agreement issued to Dr. Michael Dent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
10.9	Securities Purchase Agreement with LG Capital Funding LLC dated March 5, 2018
10.10	Convertible Promissory Note with LG Capital Funding LLC dated March 5, 2018
10.11	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 2, 2018
10.12	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 2, 2018
10.13	Form of Securities Purchase Agreement with Morningview Financial LLC dated April 16, 2018
10.14	Form of Convertible Promissory Note with Morningview Financial LLC dated April 16, 2018
10.15	Form of Securities Purchase Agreement with One44 Capital LLC dated April 18, 2018
10.16	Form of Convertible Promissory Note with One44 Capital LLC dated April 18, 2018
10.17	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 18, 2018
10.18	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 18, 2018
10.19	Form of Securities Purchase Agreement with LG Capital Funding LLC dated May 3, 2018
10.20	Form of Convertible Promissory Note with LG Capital Funding LLC dated May 3, 2018
10.21	Form of Securities Purchase Agreement with Cerberus Finance Group Ltd. dated May 7, 2018
10.22	Form of Convertible Promissory Note with Cerberus Finance Group Ltd. dated May 7, 2018
10.23	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 9, 2018
10.24	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 9, 2018
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
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

Dated: May 15, 2018

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

