Form 10-Q
period 2018-06-30
HealthLynked Corp
filed 2018-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

239-513-1992
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

As of August 14, 2018, there were 81,975,927 shares of the issuer’s common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets
Cash	$38,227	$50,006
Accounts receivable, net	141,853	113,349
Prepaid expenses	265,770	81,892
Deferred offering costs	178,421	121,620
Total Current Assets	624,271	366,867

Property, plant and equipment, net of accumulated depreciation of $740,449 and $728,391 as of June 30, 2018 and December 31, 2017, respectively	51,519	63,376
Deposits	9,540	9,540

Total Assets	$685,330	$439,783

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$289,172	$253,514
Capital lease, current portion	19,877	18,348
Due to related party, current portion	396,453	363,845
Notes payable to related party, current portion	---	553,550
Notes payable, net of original issue discount and debt discount of $23,940 and $26,881 as of June 30, 2018 and December 31, 2017, respectively	61,869	70,186
Convertible notes payable, net of original issue discount and debt discount of $689,883 and $266,642 as of June 30, 2018 and December 31, 2017, respectively	350,867	811,858
Derivative financial instruments	1,389,689	398,489
Total Current Liabilities	2,507,927	2,469,790

Long-Term Liabilities
Capital leases, long-term portion	12,232	21,406
Notes payable to related party, long term portion	665,452	---
Convertible notes payable, long term portion	795,233	---

Total Liabilities	3,980,844	2,491,196

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 77,949,491 and 72,302,937 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	7,795	7,230
Common stock issuable, $0.0001 par value; 18,021 and 122,101 shares as of June 30, 2018 and December 31, 2017, respectively	3,937	8,276
Additional paid-in capital	3,789,341	2,638,311
Accumulated deficit	(7,096,587)	(4,705,230)
Total Shareholders’ Deficit	(3,295,514)	(2,051,413)

Total Liabilities and Shareholders’ Deficit	$685,330	$439,783

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Patient service revenue, net	$566,320	$516,798	$1,211,959	$992,916

Operating Expenses
Salaries and benefits	618,143	495,131	1,178,999	963,005
General and administrative	552,583	498,378	1,127,411	888,404
Depreciation and amortization	6,029	5,859	12,058	11,567
Total Operating Expenses	1,176,755	999,368	2,318,468	1,862,976

(Loss) income from operations	(610,435)	(482,570)	(1,106,509)	(870,060)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	16,864	---	(308,359)	---
Change in fair value of debt	(25,452)	---	(83,398)	---
Financing cost	(248,443)	---	(440,505)	---
Amortization of original issue and debt discounts on notes payable and convertible notes	(244,563)	(58,524)	(399,398)	(130,568)
Change in fair value of derivative financial instrument	52,786	---	38,165	---
Interest expense	(51,006)	(20,210)	(91,353)	(37,797)
Total other expenses	(499,814)	(78,734)	(1,284,848)	(168,365)

Net loss before provision for income taxes	(1,110,249)	(561,304)	(2,391,357)	(1,038,425)

Provision for income taxes	---	---	---	---

Net loss	$(1,110,249)	$(561,304)	$(2,391,357)	$(1,038,425)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares:
Basic	75,871,643	69,411,880	74,397,741	68,028,225
Fully diluted	75,871,643	69,411,880	74,397,741	68,028,225

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	5,105,657	511	---	498,971	---	499,482
Fair value of warrants allocated to proceeds of common stock	---	---	---	146,021	---	146,021
Fair value of warrants issued to extend related party notes payable	---	---	---	337,467	---	337,467
Fair value of warrants issued to extend convertible notes payable	---	---	---	10,199	---	10,199
Fair value of warrants issued for professional services	---	---	---	115,125	---	115,125
Consultant fees payable with common shares and warrants	277,147	28	(4,331)	31,659	---	27,356
Shares and options issued pursuant to employee equity incentive plan	263,750	26	(8)	11,588	---	11,606
Net loss	---	---	---	---	(2,391,357)	(2,391,357)

Balance at June 30, 2018	77,949,491	7,795	3,937	3,789,341	(7,096,587)	(3,295,514)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(2,391,357)	$(1,038,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,058	11,567
Stock based compensation, including amortization of prepaid fees	97,286	48,650
Amortization of original issue discount and debt discount on convertible notes	399,398	130,568
Financing cost	440,505	---
Change in fair value of derivative financial instrument	(38,165)	---
Loss on extinguishment of debt	308,359	---
Change in fair value of debt	83,398	---
Changes in operating assets and liabilities:
Accounts receivable	(28,504)	2,273
Prepaid expenses and deposits	(183,878)	15,921
Accounts payable and accrued expenses	45,345	3,322
Due to related party, current portion	32,608	16,488
Net cash used in operating activities	(1,222,947)	(809,636)

Cash Flows from Investing Activities
Acquisition of property and equipment	(201)	(7,046)
Net cash used in investing activities	(201)	(7,046)

Cash Flows from Financing Activities
Proceeds from sale of common stock	645,503	520,000
Proceeds from issuance of convertible notes	805,500	100,000
Repayment of convertible notes	(284,682)
Proceeds from related party loans	101,450	177,470
Repayment of related party loans	(9,000)	(11,192)
Proceeds from notes payable and bank loans	73,500	---
Repayment of notes payable and bank loans	(113,257)
Payments on capital leases	(7,645)	(9,174)
Net cash provided by financing activities	1,211,369	777,104

Net decrease in cash	(11,779)	(39,578)
Cash, beginning of period	50,006	58,716

Cash, end of period	$38,227	$19,138

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,978	$699
Cash paid during the period for income tax	---	---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable, recognized as discount against convertible notes payable	10,199	7,506
Fair value of beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable	1,246,005	66,190
Common stock issuable issued during period	54	---
Derivative liabilities written off with repayment of convertible notes payable	216,640	---
Fair value of warrants issued to extend related party notes payable	337,466	---
Fair of warrants issued for professional service	94,844	---
Fair value of warrants issued pursuant to Amended Investment Agreement	---	153,625

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 2, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

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

JUNE 30, 2018 AND 2017

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

JUNE 30, 2018 AND 2017

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount. As of June 30, 2018 and December 31, 2017, the Company’s gross accounts receivable were $286,728 and $269,501, respectively, and net accounts receivable were $141,853 and $113,349, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation was $4,587 and $4,587 for the three months ended June 30, 2018 and 2017, respectively, and $9,174 and $9,174 for the six months ended June 30, 2018 and 2017, respectively. Accumulated depreciation of capitalized leases was $312,912 and $303,738 at June 30, 2018 and December 31, 2017, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of June 30, 2018 and December 31, 2017.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

JUNE 30, 2018 AND 2017

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six month periods ended June 30, 2018 and 2017, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2018 and 2017, potentially dilutive securities were comprised of (i) 30,486,790 and 18,566,389 warrants outstanding, respectively, (ii) 2,507,996 and 2,349,996 stock options outstanding, respectively, (iii) 13,238,582 and 7,692,143 shares issuable upon conversion of convertible notes, respectively, and (iv) 440,000 and 622,500 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2016, the FASB issued ASC Update No. 2016-15, (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This ASC update provides specific guidance on the presentation of certain cash flow items where there is currently diversity in practice, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively unless impracticable. The Company implemented this guidance effective January 1, 2018. The adoption of ASC Update No. 2016-15 did not have a significant impact on the Company’s statement of cash flows.

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

In January 2017, the FASB issued ASC Update No. 2017-01, (Topic 805) Business Combinations – Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities constitute a business. This guidance narrows the definition of a business by providing specific requirements that contribute to the creation of outputs that must be present to be considered a business. The guidance further clarifies the appropriate accounting when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets is that of an acquisition (disposition) of assets, not a business. This framework will reduce the number of transactions that an entity must further evaluate to determine whether transactions are business combinations or asset acquisitions. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied on a prospective basis. Early adoption is permitted only for transactions that have not been reported in financial statements that have been issued. The Company implemented this guidance effective January 1, 2018. The implementation of this guidance did not have an effect on the Company’s financial position or results of operations.

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the impact ASU 2018-09 may have on its condensed consolidated financial statements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard did not materially impact the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is evaluating the impact ASU 2018-09 may have on its condensed consolidated financial statements.

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of June 30, 2018, the Company had a working capital deficit of $1,883,656 and accumulated deficit $7,096,587. For the six months ended June 30, 2018, the Company had a net loss of $2,391,357 and net cash used by operating activities of $1,222,947. Net cash used in investing activities was $201. Net cash provided by financing activities was $1,211,369, resulting principally from $805,500 net proceeds from the issuance of convertible notes, $645,503 from the proceeds of the sale of 631,204 shares of common stock and $101,450 proceeds from related party loans. Subsequent to June 30, 2018, the Company completed a $2,000,000 private placement of common stock and warrants with an institutional investor on July 18, 2018. The Company issued 3,900,000 shares of common stock, pre-funded warrants to purchase 4,100,000 shares of common stock, and warrants to purchase 8,000,000 shares of common stock, plus additional warrants to purchase shares of common stock that may become exercisable following the registration of the securities issued in the private placement.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

During July 2016, HLYK entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the six months ended June 30, 2018, the Company received $327,818 from the proceeds of the sale of 1,856,480 shares pursuant to the Investment Agreement.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including sales of the Company’s common stock, loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes, which have an aggregate face value of $1,751,750 as of June 30, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

NOTE 4 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

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

This fair value of the warrants described above was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three months ended June 30, 2018 and 2017, the Company recognized $12,802 and $6,401, respectively, in general and administrative expense related to the cost of the warrants. During the six months ended June 30, 2018 and 2017, the Company recognized $25,604 and $6,401, respectively, in general and administrative expense related to the cost of the warrants.

Prepaid Expenses

On June 6, 2018, the Company granted three-year warrants to purchase 600,000 shares at an exercise price of $0.15 per share to two advisors for services to be provided over a six-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $94,844, with the following assumptions: risk-free interest rate of 2.65%, expected life of 3 years, volatility of 286.98%, and expected dividend yield of zero. During each of the three and six months ended June 30, 2018, the Company recognized $12,439 in general and administrative expense related to the cost of the warrants.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	436,168	435,967

Total Property, plant and equipment	791,968	791,767
Less: accumulated depreciation	(740,449)	(728,391)

Property, plant and equipment, net	$51,519	$63,376

Depreciation expense during the three months ended June 30, 2018 and 2017 was $6,029 and $5,859, respectively. Depreciation expense during the six months ended June 30, 2018 and 2017 was $12,058 and $11,567, respectively.

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of June 30, 2018 and December 31, 2017 were comprised of the following:

	June 30,	December 31,
	2018	2017
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	95,853	63,245
Total due to related party	396,453	363,845

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	---	553,550
Notes payable to Dr. Michael Dent, long term portion	665,452	---
Total notes payable to related party	$665,452	$553,550

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of June 30, 2018 and December 31, 2017 was $55,665 and $43,963, respectively.

The carrying values of notes payable to Dr. Michael Dent as of June 30, 2018 were as follows:

Inception Date	Maturity Date	Borrower	Interest Rate	Amount
January 12, 2017	January 13, 2019	HLYK	10%	$39,295	*
January 18, 2017	January 19, 2019	HLYK	10%	22,454	*
January 24, 2017	January 15, 2019	HLYK	10%	56,136	*
February 9, 2017	February 10, 2019	HLYK	10%	33,363	*
April 20, 2017	April 21, 2019	HLYK	10%	10,911	*
June 15, 2017	June 16, 2019	HLYK	10%	34,793	*
August 17, 2017	August 18, 2018	HLYK	10%	20,000
August 24, 2017	August 25, 2018	HLYK	10%	37,500
September 7, 2017	September 8, 2018	HLYK	10%	35,000
September 21, 2017	September 22, 2018	HLYK	10%	26,500
September 29, 2017	September 30, 2018	HLYK	10%	12,000
December 21, 2017	December 22, 2018	HLYK	10%	14,000
January 8, 2018	January 9, 2019	HLYK	10%	75,000
January 11, 2018	January 12, 2019	HLYK	10%	9,000
January 26, 2018	January 27, 2019	HLYK	10%	17,450
January 3, 2014	December 31, 2018	NWC	10%	222,050
				$665,452

* - Denotes that note payable is carried at fair value

On July 18, 2018, in connection with a $2,000,000 private placement by a third party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of June 30, 2018 and December 31, 2017 was $40,218 and $19,350, respectively.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2012, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before June 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50"). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date was $4,532 in the three months ended June 30, 2018 and $7,981 in the six months ended June 30, 2018, which is included in “Change in fair value of debt.”

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. During the three months ended June 30, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $6,120 and $6,120, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $12,240 and $12,240, respectively. The Company had prepaid an additional $18,217 toward future rent as of June 30, 2018.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the three months ended June 30, 2018 and 2017, the Company recognized general and administrative expense in the amount of $-0- and $25,000, respectively, pursuant to this agreement. During the six months ended June 30, 2018 and 2017, the Company recognized general and administrative expense in the amount of $12,500 and $25,000, respectively, pursuant to this agreement. On July 1, 2018 HLYK and MOD signed a marketing and service agreement where HLYK will include MOD offering as part of its product offering to Physicians and HLYK will receive 8% of revenue for new sales related to MOD products sold by the HLYK sales team. The revenue percentage will be split between HLYK and the HLYK sales representative.

NOTE 7 – CAPITAL LEASE

Capital lease obligations as of June 30, 2018 and December 31, 2017 are comprised of the following:

	June 30,	December 31,
	2018	2017
Note payable, New Everbank Lease	$32,109	$39,754
Less: note payable, New Everbank Lease (Capital leases), current portion	(19,877)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$12,232	$21,406

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of June 30, 2018, the Company owed Everbank $32,109 pursuant to this capital lease. During the three months ended June 30, 2018 and 2017, the Company made payments on this capital lease of $4,587 and $4,587, respectively. During the six months ended June 30, 2018 and 2017, the Company made payments on this capital lease of $7,645 and $9,174, respectively.

Future minimum payments to which the Company is obligated pursuant to the capital leases as of June, 2018 are as follows:

2018 (July to December)	$10,703
2019	18,348
2020	3,058
2021	---
2022	---

Total	$32,109

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000 has been repaid in June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the six months ended June 30, 2018, the Company made installment payments of $89,048. The December MCA was repaid on June 1, 2018. During the six months ended June 30, 2018, the Company recognized amortization of the discount in the amount of $26,881, including $2,267 recognized to amortize the remaining discount at retirement.

On June 1, 2018, the Company entered into a new MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance at the rate of $4,048 per week until the balance of $102,000 has been repaid in November 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount is being amortized over the life of the instrument. During the three and six months ended June 30, 2018, the Company recognized amortization of the discount in the amount of $4,560. As of June 30, 2018, the net carrying value of the instrument was $61,869.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2018 and December 31, 2017 are comprised of the following:

	June 30,		December 31,
	2018		2017

$550k Note - July 2016	$612,409	*	$550,000
$50k Note - July 2016	59,771	*	50,000
$111k Note - May 2017	123,053	*	111,000
$53k Note - July 2017	---		53,000
$35k Note - September 2017	---		35,000
$55k Note - September 2017	---		55,000
$53k Note II - October 2017	---		53,000
$171.5k Note - October 2017	171,500		171,500
$57.8k Note - January 2018	57,750		---
$112.8k Note - February 2018	112,750		---
$83k Note - February 2018	83,000		---
$105k Note - March 2018	105,000		---
$63k Note - April 2018	63,000		---
$57.8k Note - April 2018	57,750		---
$90k Note - April 2018	90,000		---
$53k Note II - April 2018	53,000		---
$68.3k Note - May 2018	68,250		---
$37k Note May 2018	37,000		---
$63k Note II - May 2018	63,000		---
$78.8k Note - May 2018	78,750		---
	1,835,983		1,078,500
Less: unamortized discount	(689,883)		(266,642)
Convertible notes payable, net of original issue discount and debt discount	1,146,100		811,858
Less: convertible notes payable, long term portion	(795,233)		---
Convertible notes payable, current portion	$350,867		$811,858

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The $550k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 7, 2018 during August 2017 and to December 31, 2019 during July 2018. The discount from the original issue discount, warrants and embedded conversion feature (“ECF”) associated with the $550k Note was amortized over the original life of the note. There was no amortization of such discounts in the three or six months ended June 30, 2018 or 2017. As of June 30, 2018, the unamortized discount was $-0- and the $550k Note was convertible into 6,875,000 of the Company’s common shares.

The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of June 30, 2018 was $612,408. During the three months ended June 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $16,110 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $62,408 and $-0-, respectively.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $8,227 and $8,227, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $16,364 and $16,364, respectively.

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 (the “$50k Note”). The $50k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 11, 2018 during August 2017 and to December 31, 2019 during July 2018. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. As of June 30, 2018, the $50k Note was convertible into 500,000 of the Company’s common shares.

The $50k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of June 30, 2018 was $59,771. During the three months ended June 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $1,572 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $9,771 and $-0, respectively.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,247 and $1,247, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,479 and $2,479, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of HLYK common stock at an exercise price of $0.05 per share, the holder of the $111k Note agreed to extend the maturity date from the original date of January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $111k Note is carried at fair value and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of June 30, 2018 was $123,503. During the three months ended June 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $3,238 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $3,238 and $-0, respectively. In July 2018, the maturity was further extended until December 31, 2019.

Amortization expense related to discounts on this instrument in the three months ended June 30, 2018 and 2017 was $-0- and $12,287, respectively. Amortization expense related to discounts in the six months ended June 30, 2018 and 2017 was $6,931and $12,287, respectively. As of June 30, 2018, the unamortized discount was $-0-. As of June 30, 2018, this instrument was convertible into 317,143 of the Company’s common shares.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $4,078 and $1,767, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $8,246 and $1,767, respectively.

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note, which was schedule to mature on April 15, 2018. Amortization expense related to the discount in the three months ended June 30, 2018 and 2017 was $1,520 and $-0-, respectively and amortization expense in the six months ended June 30, 2018 and 2017 was $1,520 and $-0-. On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. The Company recognized a gain on debt extinguishment in the six months ended June 30, 2018 in connection with the repayment, as follows:

Cash repayment	$74,922
Less face value of convertible note payable retired	(53,000)
Less carrying value of derivative financial instruments arising from ECF	(53,893)
Less accrued interest	(2,644)
Plus carrying value of discount at extinguishment	18,427

Gain on extinguishment of debt	$(16,188)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $35k Note, which was schedule to mature on June 15, 2018. Amortization expense related to the discount in the three months ended June 30, 2018 and 2017 was $614 and $-0-, respectively, and in the six months ended June 30, 2018 and 2017 was $614 and $-0-, respectively. On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. The Company recognized a gain on debt extinguishment in the six months ended June 30, 2018 in connection with the repayment, as follows:

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $55k Note, which was schedule to mature on September 11, 2018. Amortization expense related to the discount in the three months ended June 30, 2018 and 2017 was $1,085 and $-0-, respectively, and in the six months ended June 30, 2018 and 2017 was $1,085 and $-0-, respectively. On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. The Company recognized a gain on debt extinguishment in the six months ended June 30, 2018 in connection with the repayment, as follows:

Cash repayment	$85,258
Less face value of convertible note payable retired	(55,000)
Less carrying value of derivative financial instruments arising from ECF	(69,687)
Less accrued interest	(2,759)
Plus carrying value of discount at extinguishment	27,425

Gain on extinguishment of debt	$(14,763)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note II, which was schedule to mature on July 30, 2018. Amortization expense related to the discount in the three months ended June 30, 2018 and 2017 was $3,407 and $-0-, respectively, and in the six months ended June 30, 2018 and 2017 was $20,443 and $-0-, respectively. On April 18, 2018, the Company prepaid the balance on the $53k Note II, including accrued interest, for a one-time cash payment of $75,000. The Company recognized a gain on debt extinguishment in the six months ended June 30, 2018 in connection with the repayment, as follows:

Cash repayment	$75,000
Less face value of convertible note payable retired	(53,000)
Less carrying value of derivative financial instruments arising from ECF	(55,790)
Less accrued interest	(2,571)
Plus carrying value of discount at extinguishment	19,496

Gain on extinguishment of debt	$(16,865)

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

Amortization expense related to discounts on this instrument in the three months ended June 30, 2018 and 2017 was $42,875 and $-0-, respectively. Amortization expense related to discounts in the six months ended June 30, 2018 and 2017 was $85,279 and $-0-, respectively. As of June 30, 2018, the unamortized discount was $55,596.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $4,276 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $8,504 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($57,750) – January 2018

On January 2, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$58k Note”). The transaction closed on January 3, 2018. The $58k Note included a $5,250 original issue discount and $2,500 fee for net proceeds of $50,000. The $58k Note has an interest rate of 10% and a default interest rate of 18% and matures on January 2, 2019. The $58k Note was convertible into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. On June 26, 2018, the holder agreed, without consideration, to reduce the discount to 28% of the volume weighted average price of the Company’s common stock for the 10 days prior to the conversion date. Because this the change in terms resulted in a decrease to the value of the ECF, no amounts were recorded to reflect the change in terms. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

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

Amortization expense related to discounts on this instrument in the three months ended June 30, 2018 and 2017 was $14,398 and $-0-, respectively. Amortization expense related to discounts in the six months ended June 30, 2018 and 2017 was $28,321and $-0-, respectively. As of June 30, 2018, the unamortized discount was $29,429.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,440 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,832 and $-0-, respectively.

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

JUNE 30, 2018 AND 2017

(UNAUDITED)

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $113k Note. Amortization expense related to discounts on this instrument in the three months ended June 30, 2018 and 2017 was $28,110 and $-0-, respectively. Amortization expense related to discounts in the six months ended June 30, 2018 and 2017 was $45,718 and $-0-, respectively. As of June 30, 2018, the unamortized discount was $67,032.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,811 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $4,572 and $-0-, respectively.

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $83k Note. Amortization expense related to discounts on this instrument in the three months ended June 30, 2018 and 2017 was $20,693 and $-0-, respectively. Amortization expense related to discounts in the six months ended June 30, 2018 and 2017 was $31,153 and $-0-, respectively. As of June 30, 2018, the unamortized discount was $51,847.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,069 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,115 and $-0-, respectively.

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

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the $105k Note. Amortization expense related to discounts on this instrument in the three months ended June 30, 2018 and 2017 was $26,178 and $-0-, respectively. Amortization expense related to discounts in the six months ended June 30, 2018 and 2017 was $33,658 and $-0-, respectively. As of June 30, 2018, the unamortized discount was $71,342.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,618 and $-0-, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,366 and $-0-, respectively.

Convertible Notes Payable ($63,000) – April 2018

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

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $63k Note was calculated using the Black-Scholes pricing model at $83,806, with the following assumptions: risk-free interest rate of 2.08%, expected life of 0.79 years, volatility of 260.76%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $83,806 over the net proceeds from the note of $60,000, for a net charge of $23,806. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$83,806
Original issue discount and fees	3,000
Financing cost	(23,806)
Convertible note	---

Notes payable and bank loans, long-term portion	$63,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $19,469. As of June 30, 2018, the unamortized discount was $43,531.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,536 and $-0-, respectively.

Convertible Notes Payable ($57,750) – April 2018

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

The fair value of the ECF of the $57.8k Note II was calculated using the Black-Scholes pricing model at $83,897, with the following assumptions: risk-free interest rate of 2.12%, expected life of 1 year, volatility of 270.41%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $83,397 over the net proceeds from the note of $50,000, for a net charge of $33,397. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$83,397
Original issue discount and fees	7,750
Financing cost	(33,397)
Convertible note	---

Notes payable and bank loans, long-term portion	$57,750

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $11,866. As of June 30, 2018, the unamortized discount was $45,884.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $1,187, respectively.

Convertible Notes Payable ($90,000) – April 2018

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $90,000 convertible note (the “$90k Note”). The transaction closed on April 18, 2018. The $90k Note included $4,500 fees for net proceeds of $85,500. The $90k Note has an interest rate of 10% and a default interest rate of 24% and matures on April 18, 2019. The $90k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, the Company would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately.

The fair value of the ECF of the $90k Note was calculated using the Black-Scholes pricing model at $130,136, with the following assumptions: risk-free interest rate of 2.17%, expected life of 1 year, volatility of 271.31%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $130,136 over the net proceeds from the note of $85,500, for a net charge of $44,636. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$130,136
Original issue discount and fees	4,500
Financing cost	(44,636)
Convertible note	---

Notes payable and bank loans, long-term portion	$90,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $18,000. As of June 30, 2018, the unamortized discount was $72,000.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $1,800.

Convertible Notes Payable ($53,000) – April 2018

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

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $53k Note III was calculated using the Black-Scholes pricing model at $71,679, with the following assumptions: risk-free interest rate of 2.17%, expected life of 0.79 years, volatility of 271.31%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $71,679 over the net proceeds from the note of $50,000, for a net charge of $21,679. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$71,679
Original issue discount and fees	3,000
Financing cost	(21,679)
Convertible note	---

Notes payable and bank loans, long-term portion	$53,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $13,481. As of June 30, 2018, the unamortized discount was $39,519.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $1,060.

Convertible Notes Payable ($68,250) – May 2018

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

The fair value of the ECF of the $68.3k Note was calculated using the Black-Scholes pricing model at $99,422, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 276.40%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $99,422 over the net proceeds from the note of $65,000, for a net charge of $34,422. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$99,422
Original issue discount and fees	3,250
Financing cost	(34,422)
Convertible note	---

Notes payable and bank loans, long-term portion	$68,250

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $10,816. As of June 30, 2018, the unamortized discount was $57,434.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $1,085.

Convertible Notes Payable ($37,000) – May 2018

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

The fair value of the ECF of the $37k Note was calculated using the Black-Scholes pricing model at $54,086, with the following assumptions: risk-free interest rate of 2.25%, expected life of 1 year, volatility of 279.44%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $54,086 over the net proceeds from the note of $35,000, for a net charge of $19,086. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$54,086
Original issue discount and fees	2,000
Financing cost	(19,086)
Convertible note	---

Notes payable and bank loans, long-term portion	$37,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $5,474. As of June 30, 2018, the unamortized discount was $31,526.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $547.

Convertible Notes Payable ($63,000) – May 2018

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

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $63k Note II was calculated using the Black-Scholes pricing model at $90,390, with the following assumptions: risk-free interest rate of 2.27%, expected life of 0.99 years, volatility of 279.53%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $90,390 over the net proceeds from the note of $60,000, for a net charge of $30,390. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$90,390
Original issue discount and fees	3,000
Financing cost	(30,390)
Convertible note	---

Notes payable and bank loans, long-term portion	$63,000

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $9,025. As of June 30, 2018, the unamortized discount was $53,975.

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $898.

Convertible Notes Payable ($78,750) – May 2018

On May 24, 2018, the Company entered into a securities purchase agreement for the sale of a $78,750 convertible note (the “$78.8k Note”). The $78.8k Note included $3,750 fees for net proceeds of $75,000. The $78.8k Note has an interest rate of 10% and a default interest rate of 24% and matures on May 24, 2019. The $78.8k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, the Company would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by the Company’s failure to maintain a listing for its common stock, the outstanding principal shall increase by 50%. Upon an event of default caused by the Company’s failure to maintain a bid price for its common stock, the outstanding principal shall increase by 20%. If nto paid at maturity, the amount due under the note increases by 10%.

The fair value of the ECF of the $63k Note II was calculated using the Black-Scholes pricing model at $116,027, with the following assumptions: risk-free interest rate of 2.28%, expected life of 1 year, volatility of 285.70%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $63k Note II, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $116,027 over the net proceeds from the note of $75,000, for a net charge of $41,027. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$116,027
Original issue discount and fees	3,750
Financing cost	(41,027)
Convertible note	---

Notes payable and bank loans, long-term portion	$78,750

The discounts resulting from the original issue discount, warrants and embedded conversion feature are being amortized over the life of the note. Amortization expense related to discounts on this instrument in the three and six months ended June 30, 2018 was $7,983. As of June 30, 2018, the unamortized discount was $70,767.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the six months ended June 30, 2018 and 2017, the Company made no repayments on this instrument. During the three and six months ended June 30, 2018, the Company recorded interest expense on this instrument totaling $798.

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

Derivative financial instruments and changes thereto recorded in the six months ended June 30, 2018 include the following:

			Change in
	Fair Value	Inception of	Fair Value	Write off	Fair Value
	as of	Derivative	of Derivative	Derivative	as of
	December 31,	Financial	Financial	Financial	June 30,
	2017	Instruments	Instruments	Instruments	2018
$53k Note - July 2017	$48,876	$ ---	$5,017	$(53,893)	$ ---
$35k Note - September 2017	36,161	---	1,108	(37,269)	---
$55k Note - September 2017	64,656	---	5,032	(69,688)	---
$53k Note #2 - October 2017	58,216	---	(2,426)	(55,790)	---
$171.5k Note - October 2017	190,580	---	(7,953)	---	182,627
$57.8k Note - January 2018	---	82,652	(21,229)	---	61,423
$112.8k Note - February 2018	---	161,527	(8,207)	---	153,320
$83k Note - February 2018	---	119,512	(5,433)	---	114,079
$105k Note - March 2018	---	153,371	(6,482)	---	146,889
$63k Note - April 2018	---	83,806	234	---	84,040
$57.8k Note - April 2018	---	83,397	(51)	---	83,346
$90k Note - April 2018	---	130,136	(78)	---	130,058
$53k Note II - April 2018	---	71,679	172	---	71,851
$68.3k Note - May 2018	---	99,422	189	---	99,611
$37k Note May 2018	---	54,086	11	---	54,097
$63k Note II - May 2018	---	90,390	1,721	---	92,111
$78.8k Note - May 2018	---	116,027	210	---	116,237

	$398,489	$1,246,005	$(38,165)	$(216,640)	$1,389,689

During the six months ended June 30, 2018, the $53k Note, the $35k Note, the $55k Note, and the $53k Note II were each repaid in full. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.21% to 2.33%, expected life of 0.27-1.00 years, volatility of 172.67% to 303.06%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the six months ended June 30, 2017.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

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

On May 10, 2018, the Company sold 100,000 shares of common stock in private placement transactions to an investor and received $15,500 in proceeds from the sale. The shares were issued at a share price of $0.155 per share. In connection with the stock sale, the Company also issued 50,000 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

On June 14, 2018, the Company sold 208,000 shares of common stock in private placement transactions to an investor and received $52,000 in proceeds from the sale. The shares were issued at a share price of $0.25 per share. In connection with the stock sale, the Company also issued 104,000 five-year warrants to purchase shares of common stock at an exercise price of $0.35 per share.

During the six months ended June 30, 2018, the Company issued 1,856,480 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received an aggregate of $328,003 in net proceeds from the draws.

Common Stock Issuable

As of June 30, 2018 and December 31, 2017, the Company was obligated to issue 18,021 and 47,101 shares of common stock, respectively, in exchange for professional services provided by a third party consultant. During the six months ended June 30, 2018 and 2017, the Company recognized expense related to shares earned by the consultant of $27,354 and $28,964, respectively.

As of June 30, 2018 and December 31, 2017, the Company was obligated to issue -0- and 75,000 shares, respectively, to an employee pursuant to the EIP.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2018 and 2017 are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	20,526,387	$0.23	10,576,389	$0.08
Granted during the period	9,960,403	$0.10	7,990,000	$0.42
Exercised during the period	---	$ ---	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	30,486,790	$0.19	18,566,389	$0.23

Exercisable at end of the period	30,486,790	$0.19	18,566,389	$0.23

Weighted average remaining life	4.0 years		4.7 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2018:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.05 to 0.09	15,192,351	4.2	$0.07	15,192,351	$0.07
$0.10 to 0.15	5,640,441	3.7	$0.13	5,640,441	$0.13
$0.25 to 0.50	8,463,998	3.9	$0.33	8,463,998	$0.33
$0.51 to 1.00	1,190,000	3.8	$0.97	1,190,000	$0.97
$0.05 to 1.00	30,486,790	4.0	$0.19	30,486,790	$0.19

During the six months ended June 30, 2018, the Company issued 9,960,403 warrants. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.32% to 2.83%, expected life of 3-5 years, volatility of 261.18% to 301.64%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the six months ended June 30, 2018 was $705,221.

In June 2018, the Company issued 600,000 five-year warrants with an exercise price of $0.15 to two individuals for consulting services to be performed between June 6 and December 6, 2018. The fair value of the warrants was $94,844, which is being recognized on a straight-line basis over the six-month service period. During the six months ended June 30, 2018, the Company recognized general and administrative expense of $12,439 related to these warrants.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the six months ended June 30, 2018 and 2017:

	2018		2017
Outstanding at beginning of the period		1,498,750		1,552,500
Granted during the period		---		---
Terminated during the period		---		(110,000)
Outstanding at end of the period		1,498,750		1,442,500

Shares vested at period-end		1,058,750		813,750
Weighted average grant date fair value of shares granted during the period	$	---	$	---
Aggregate grant date fair value of shares granted during the period	$	---	$	---
Shares available for grant pursuant to EIP at period-end		11,496,934		11,711,184

Total stock based compensation recognized for grants under the EIP was $6,445 and $6,020 during the six months ended June 30, 2018 and 2017, respectively. Total unrecognized stock compensation related to these grants was $38,335 as of June 30, 2018.

A summary of the status of non-vested shares issued pursuant to the EIP as of and for the six months ended June 30, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	628,750	$0.05	940,000	$0.04
Granted	---	$ ---	---	$ ---
Vested	(188,750)	$0.04	(207,500)	$0.04
Forfeited	---	$ ---	(110,000)	$0.05
Nonvested at end of period	440,000	$0.05	622,500	$0.04

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the six months ended June 30, 2018 and 2017:

	2018		2017
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
	Number	Price	Number		Price
Outstanding at beginning of the period	2,349,996	$0.12		2,349,996	$0.12
Granted during the period	158,000	$0.11		---	$ ---
Exercised during the period	---	$ ---		---	$ ---
Forfeited during the period	---	$ ---		---	$ ---
Outstanding at end of the period	2,507,996	$0.12		2,349,996	$0.12

Options exercisable at period-end	836,000			100,000
Weighted average remaining life (in years)	7.9			9.1
Weighted average grant date fair value of options granted during the period	$0.09		$	---
Options available for grant at period-end	11,496,934			11,711,184

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2018:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,733,000	7.6	$0.08	783,000	0.08
$0.11 to 0.20	774,996	8.5	$0.20	53,000	0.19
$0.08 to 0.20	2,507,996	7.9	$0.12	836,000	$0.09

Total stock based compensation recognized related to option grants was $3,223 and $2,750 during the three months ended June 30, 2018 and 2017, respectively, and $6,445 and $5,900 during the six months ended June 30, 2018 and 2017.

A summary of the status of non-vested options issued pursuant to the EIP as of and for the six months ended June 30, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,774,996	$0.03	2,249,996	$0.03
Granted	158,000	$0.09	---	$ ---
Vested	(261,000)	$0.02	---	$ ---
Forfeited	---	$ ---	---	$ ---
Nonvested at end of period	1,671,996	$0.03	2,249,996	$0.03

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the six months ended June 30, 2018 and 2017, the Company recognized rent expense related to the marketing agreement in the amount of $12,240 and $12,240, respectively, pursuant to this agreement and had prepaid an additional $18,217 toward future rent as of June 30, 2018.

Total lease expense for the three months ended June, 2018 and 2017 was $68,610 and $78,530, respectively. Total lease expense for the six months ended June, 2018 and 2017 was $146,621 and $140,290, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of June 30, 2018 are as follows:

2018 (July to December)	$137,006
2019	273,856
2020	162,055
2021	---
2022	---

Total	$572,917

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

On July 1, 2016, HLYK entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary or HLYK. If Mr. O’Leary employment is terminated by HLYK (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination. On July 1, 2018, HLYK and Mr. O’Leary entered into an Extension Letter Agreement pursuant to which Mr. O’Leary was increased to full time employment (previously half-time) and agreed to extend the term of his employment to June 30, 2022. In addition to a base salary, the extension provides Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING (CONTINUED)

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	NWC		HLYK		Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$566,320	$	---	$566,320		$516,798	$	---		$516,798
Medicare incentives		---		---	---		---		---		---
Total revenue		566,320		---	566,320		516,798		---		516,798

Operating Expenses
Salaries and benefits		348,955		269,188	618,143		334,484		160,647		495,131
General and administrative		190,808		361,775	552,583		213,501		284,877		498,378
Depreciation and amortization		5,575		454	6,029		5,602		257		5,859
Total Operating Expenses		545,338		631,417	1,176,755		553,587		445,781		999,368

Loss from operations		$20,982		$(631,417)	$(610,435)		$(36,789)		$(445,781)		$(482,570)

Other Segment Information
Interest expense		$6,005		$45,001	$51,006		$5,603		$14,607		$20,210
Loss on extinguishment of debt	$	---		$(16,864)	$(16,864)	$	---	$	---	$	---
Loss at inception of convertible notes payable	$	---		$248,443	$248,443	$	---	$	---	$	---
Amortization of original issue and debt discounts on convertible notes	$	---		$244,563	$244,563	$	---		$58,524		$58,524
Change in fair value of derivative financial instruments	$	---		$52,786	$52,786	$	---	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	NWC		HLYK	Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$1,211,959	$---	$1,211,959		$992,916	$	---		$992,916
Medicare incentives		---	---	---		---		---		---
Total revenue		1,211,959	---	1,211,959		992,916		---		992,916

Operating Expenses
Salaries and benefits		752,010	426,989	1,178,999		679,438		283,567		963,005
General and administrative		416,460	710,951	1,127,411		390,834		497,570		888,404
Depreciation and amortization		11,149	909	12,058		11,257		310		11,567
Total Operating Expenses		1,179,619	1,138,849	2,318,468		1,081,529		781,447		1,862,976

Loss from operations		$32,340	$(1,138,849)	$(1,106,509)		$(88,613)		$(781,447)		$(870,060)

Other Segment Information
Interest expense		$11,702	$79,651	$91,353		$11,363		$26,434		$37,797
Loss on extinguishment of debt	$	---	$308,359	$308,359	$	---	$	---	$	---
Loss at inception of convertible notes payable	$	---	$440,505	$440,505	$	---	$	---	$	---
Amortization of original issue and debt discounts on convertible notes	$	---	$399,398	$399,398	$	---		$130,568		$130,568
Change in fair value of derivative financial instruments	$	---	$38,165	$38,165	$	---	$	---	$	---

		As of June 30, 2018				As of December 31, 2017
Identifiable assets		$238,025	$447,305	$685,330		$248,255		$108,267		$356,522

During the three and six months ended June 30, 2018, HLYK recognized revenue of $6,888 related to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched starting in the third quarter of 2017. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$795,233	$795,233
Notes payable to related party		---		---	196,952	196,952
Derivative financial instruments		---		---	1,389,689	1,389,689

Total	$	---	$	---	$2,381,874	$2,381,874

	As of December 31, 2017
							Total
	Level 1		Level 2		Level 3		Fair Value
Convertible notes payable	$	---	$	---	$	---	$ ---
Notes payable to related party		---		---		---	---
Derivative financial instruments		---		---		398,489	398,489

Total	$	---	$	---		$398,489	$398,489

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017

Convertible notes payable	$(20,921)	$	---	$(75,418)	$	---
Notes payable to related party	(4,531)		---	(7,980)		---
Derivative financial instruments	52,786		---	38,165		---

Total	$27,334	$	---	$(45,233)	$	---

NOTE 15 – SUBSEQUENT EVENTS

On July 11, 2018, the Company issued 200,000 three-year warrants with an exercise price of $0.25 and 300,000 three-year warrants with an exercise price of $0.50 to Iconic in exchange for extending the maturity date of the $550k Note, the $50k Note and the $111k Note until July 31, 2019.

On July 13, 2018, the Company issued 175,000 three-year warrants with an exercise price of $0.25 and 75,000 three-year warrants with an exercise price of $0.50 to Iconic in exchange for further extending the maturity date of the $550k Note, the $50k Note and the $111k Note until December 31, 2019.

On July 18, 2018, the Company completed a $2,000,000 private placement of common stock and warrants with an accredited investor. The Company issued 3,900,000 shares of common stock, pre-funded warrants to purchase 4,100,000 shares of common stock, and warrants to purchase 8,000,000 shares of common stock, plus additional warrants to purchase shares of common stock that may become exercisable following the registration of the securities issued in the private placement.

On August 7, 2018, the Company repaid the $113k Note in full for a total payment of $151,536.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our, “us” or “HLYK”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation setting the total number of authorized shares at 250,000,000 shares, which included up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares. The Company also had 2,953,840 designated shares of Series A Preferred Stock in 2014, which were converted into the same number of common shares on July 30, 2016.

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

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

In August 2016, the FASB issued ASC Update No. 2016-15, (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This ASC update provides specific guidance on the presentation of certain cash flow items where there is currently diversity in practice, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively unless impracticable. The Company implemented this guidance effective January 1, 2018. The adoption of ASC Update No. 2016-15 did not have a significant impact on the Company’s statement of cash flows.

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

In January 2017, the FASB issued ASC Update No. 2017-01, (Topic 805) Business Combinations – Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities constitute a business. This guidance narrows the definition of a business by providing specific requirements that contribute to the creation of outputs that must be present to be considered a business. The guidance further clarifies the appropriate accounting when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets is that of an acquisition (disposition) of assets, not a business. This framework will reduce the number of transactions that an entity must further evaluate to determine whether transactions are business combinations or asset acquisitions. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied on a prospective basis. Early adoption is permitted only for transactions that have not been reported in financial statements that have been issued. The Company implemented this guidance effective January 1, 2018. The implementation of this guidance did not have an effect on the Company’s financial position or results of operations.

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the impact ASU 2018-09 may have on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard did not materially impact the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is evaluating the impact ASU 2018-09 may have on its condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes the changes in our results of operations for the three months ended June 30, 2018 compared with the three months ended June 30, 2017:

	Three Months Ended June 30,		Change
	2018	2017	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$566,320	$516,798	$49,522	10%

Salaries and benefits	618,143	495,131	123,012	25%
General and administrative	552,583	498,378	54,205	11%
Depreciation and amortization	6,029	5,859	170	3%
(Loss) income from operations	(610,435)	(482,570)	127,865	-26%

Gain on extinguishment of debt	16,864	---	(16,864)	100%
Change in fair value of debt	(25,452)	---	25,452	100%
Financing cost	(248,443)	---	248,443	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(244,563)	(58,524)	186,039	-318%
Change in fair value of derivative financial instruments	52,786	---	(52,786)	100%
Interest expense	(51,006)	(20,210)	30,796	-152%
Total other expenses	(499,814)	(78,734)	421,080	-535%

Net loss	$(1,110,249)	$(561,304)	$548,945	-98%

Patient service revenue increased by $49,522, or 10%, from three months ended June 30, 2017 to 2018, primarily as a result of an 8% increase in gross billing from existing physicians.

Salaries and benefits increased by $123,012, or 25%, in 2018 primarily as a result of increased salary expense associated with NWC production pay, HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $54,205, or 11%, in 2018 primarily due to higher professional costs in 2018, as well as higher information technology, sales and promotional costs associated with the rollout of the HealthLynked Network.

Depreciation and amortization increased by $170, or 3%, in 2018 primarily as a result of new property and equipment acquisitions in 2017.

Loss from operations increased by $127,865, or 26%, in 2018 primarily as a result of increased HLYK headcount, professional fees and costs associated with the rollout of the HealthLynked Network, offset by higher revenue from the NWC practice.

Gain on extinguishment of debt in the three months ended June 30, 2018 arose from the repayment of the $53k Note II in April 2018, which gave rise to a gain primarily as a result of derivative liabilities associated with this note that were written off in connection with the repayment.

Change in fair value of debt of $24,452 in 2018 arose from the treatment of the extensions of the $550k Note, the $50k Note, the $111k Note and certain notes issued to Dr. Michael Dent as extinguishment and reissuance transactions, resulting these notes being carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost arose from the issuance of eight new convertible promissory notes in the three months ended June 30, 2018, each of which reflected a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. As a result, the excess of the fair value of the ECF derivative instrument over the face value of the notes totaling $248,443 was recognized as a financing cost at the time of inception of the respective notes.

Amortization of original issue and debt discounts increased by $186,039, or 318%, in 2018 as a result of the amortization of more convertible notes with larger discounts being amortized in 2018.

Change in fair value of derivative financial instruments was $52,786 in 2018 resulting from the change in fair value of derivative financial instruments embedded in convertible promissory notes.

Interest expense increased by $30,796, or 152%, in 2018 as a result of increased interest on new convertible notes issued in 2018, as well as on new notes issued to Dr. Dent during the second half of 2017 and the first quarter of 2018.

Total other expenses increased by $421,080, or 535%, in 2018 primarily as a result of financing cost related to convertible notes issued in 2018 in the amount of $248,443, higher amortization of discounts on outstanding convertible promissory notes of $244,563, and higher interest expense of $22,760 due to higher balances on convertible notes payable.

Net loss increased by $549,945, or 98%, in 2018 primarily as a result of financing costs and higher amortization of debt discounts, as well as increased salaries, benefits and overhead costs associated with preparing for the HealthLynked Network product launch and public company costs. These increases were offset by an increase in revenue of $49,522, or 10%.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes the changes in our results of operations for the six months ended June 30, 2018 compared with the three months ended June 30, 2017:

	Six Months Ended June 30,		Change
	2018	2017	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,211,959	$992,916	$219,043	22%

Salaries and benefits	1,178,999	963,005	215,994	22%
General and administrative	1,127,411	888,404	239,007	27%
Depreciation and amortization	12,058	11,567	491	4%
(Loss) income from operations	(1,106,509)	(870,060)	236,449	-27%

Loss on extinguishment of debt	(308,359)	---	308,359	100%
Change in fair value of debt	(83,398)	---	83,398	100%
Financing cost	(440,505)	---	440,505	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(399,398)	(130,568)	268,830	-206%
Change in fair value of derivative financial instruments	38,165	---	(38,165)	100%
Interest expense	(91,353)	(37,797)	53,556	-142%
Total other expenses	(1,284,848)	(168,365)	1,116,483	-663%

Net loss	$(2,391,357)	$(1,038,425)	$1,352,932	-130%

Patient service revenue increased by $219,043, or 22%, from six months ended June 30, 2017 to 2018, primarily as a result of a 18% increase in gross billing from existing physicians.

Salaries and benefits increased by $215,994, or 22%, in 2018 primarily as a result of increased salary expense associated with NWC production pay, HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $239,007, or 27%, in 2018 primarily due to higher professional costs in 2018, as well as higher information technology, sales and promotional costs associated with the rollout of the HealthLynked Network.

Depreciation and amortization increased by $491, or 4%, in 2018 primarily as a result of new property and equipment acquisitions in 2017.

Loss from operations increased by $236,449, or 27%, in 2018 primarily as a result of increased HLYK headcount, professional fees and costs associated with the rollout of the HealthLynked Network, offset by higher revenue from the NWC practice.

Loss on extinguishment of debt in the six months ended June 30, 2018 arose from an extinguishment loss in the amount of $348,938 related to the extension of debt issued to Dr. Michael Dent, an extinguishment loss in the amount of $19,014 related to the extension of the $111k Note, and gains of $59,593 related to the write-off of derivative liabilities associated with convertible notes repaid during the period.

Change in fair value of debt of $83,398 in 2018 arose from the treatment of the extensions of the $550k Note, the $50k Note, the $111k Note and certain notes issued to Dr. Michael Dent as extinguishment and reissuance transactions, resulting these notes being carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost arose from the issuance of 12 new convertible promissory notes in the six months ended June 30, 2018, each of which reflected a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. As a result, the excess of the fair value of the ECF derivative instrument over the face value of the notes totaling $440,505 was recognized as a financing cost at the time of inception of the respective notes.

Amortization of original issue and debt discounts increased by $268,830, or 206%, in 2018 as a result of the amortization of more convertible notes with larger discounts being amortized in 2018.

Change in fair value of derivative financial instruments was $38,165 in 2018 resulting from the change in fair value of derivative financial instruments embedded in convertible promissory notes.

Interest expense increased by $53,556, or 142%, in 2018 as a result of increased interest on new convertible notes issued in 2018, as well as on new notes issued to Dr. Dent during the second half of 2017 and the first quarter of 2018.

Total other expenses increased by $1,116,483, or 663%, in 2018 primarily as a result of financing cost related to convertible notes issued in 2018 in the amount of $440,505, higher amortization of discounts on outstanding convertible promissory notes of $399,398, higher loss on extinguishment of debt by $268,830 in 2018, and higher interest expense of $91,355 due to higher balances on convertible notes payable.

Net loss increased by $1,352,932, or 130%, in 2018 primarily as a result of financing costs, higher amortization of debt discounts, and losses on extinguishment of debt, as well as increased salaries, benefits and overhead costs associated with preparing for the HealthLynked Network product launch and public company costs. These increases were offset by an increase in revenue of $219,043, or 22%.

Liquidity and Capital Resources

Going Concern

As of June 30, 2018, we had a working capital deficit of $1,883,656 and accumulated deficit $7,096,587. For the six months ended June 30, 2018, we had a net loss of $2,391,357 and net cash used by operating activities of $1,222,947. Net cash used in investing activities was $201. Net cash provided by financing activities was $1,211,369, resulting principally from $805,500 net proceeds from the issuance of convertible notes, $645,503 from the proceeds of the sale of 631,204 shares of common stock and $101,450 proceeds from related party loans. Subsequent to June 30, 2018, the Company completed a $2,000,000 private placement of common stock and warrants with an institutional investor on July 18, 2018. The Company issued 3,900,000 shares of common stock, pre-funded warrants to purchase 4,100,000 shares of common stock, and warrants to purchase 8,000,000 shares of common stock, plus additional warrants to purchase shares of common stock that may become exercisable following the registration of the securities issued in the private placement.

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

As further discussed below in “Significant Liquidity Events,” in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the six months ended June 30, 2018, we received $327,818 from the proceeds of the sale of 1,856,480 shares pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which have an aggregate face value of $1,751,750 as of June 30, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through June 30, 2018, we have funded our operations principally through a combination of convertible promissory notes, promissory notes, related party debt and private placements of our common stock, as described below.

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the six months ended June 30, 2018, we received $327,818 from the proceeds of the sale of 1,856,480 shares pursuant to the Investment Agreement.

Sales of Common Stock

During 2017, we sold 5,873,609 shares of common stock in private placement transactions to 18 investors and received $821,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.30 per share.

During the six months ended June 30, 2018, we sold 3,249,177 shares of common stock in private placement transactions and received $317,175 in proceeds. The shares were issued at a share price between $0.085 and $0.25 per share.

On July 18, 2018, we completed a $2,000,000 private placement of common stock and warrants with an institutional investor. We issued 3,900,000 shares of common stock, pre-funded warrants to purchase 4,100,000 shares of common stock, and warrants to purchase 8,000,000 shares of common stock, plus additional warrants to purchase shares of common stock that may become exercisable following the registration of the securities issued in the private placement.

Convertible Notes Payable

As of June 30, 2018, we had outstanding convertible notes payable with aggregate face value of $1,751,750 maturing between July and October 2018:

		Interest	Conversion
	Face Value	Rate	Discount	Term

$550k Note - July 2016	$550,000	6%	$0.08	July 7, 2018
$50k Note - July 2016	50,000	10%	$0.10	July 11, 2018
$111k Note - May 2017	111,000	10%	$0.35	July 11, 2018
$171.5k Note - October 2017	171,500	10%	35%	October 26, 2018
$57.8k Note - January 2018	57,750	10%	40%	January 2, 2019
$112.8k Note - February 2018	112,750	10%	40%	February 2, 2019
$83k Note - February 2018	83,000	10%	40%	February 13, 2019
$105k Note - March 2018	105,000	10%	40%	March 5, 2019
$63k Note - April 2018	63,000	10%	39%	January 15, 2019
$57.8k Note - April 2018	57,750	10%	28%	April 17, 2018
$90k Note - April 2018	90,000	10%	40%	April 18, 2019
$53k Note II - April 2018	53,000	10%	39%	January 30, 2019
$68.3k Note - May 2018	68,250	10%	40%	May 3, 2019
$37k Note May 2018	37,000	10%	40%	May 7, 2019
$63k Note II - May 2018	63,000	10%	39%	February 28, 2019
$78.8k Note - May 2018	78,750	10%	40%	May 24, 2019
	$1,751,750

During the six months ended June 30, 2018, we repaid four notes with aggregate face value of $196,000 and entered into the following new convertible notes payable.

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

On July 17, 2018, we completed a $2,000,000 private placement of common stock and warrants with an institutional investor. We issued 3,900,000 shares of common stock, pre-funded warrants to purchase 4,100,000 shares of common stock, and warrants to purchase 8,000,000 shares of common stock, plus additional warrants to purchase shares of common stock that may become exercisable following the registration of the securities issued in the private placement. The capital was raised for the purpose of technology enhancement, sales and marketing initiatives and for our planned acquisition strategy. Beginning in the second half of 2018, we plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. We expect to initially target practices in Florida with at least $1 million in annual revenue and that demonstrate at least three current consecutive years of strong profitability.

In July 2018, we completed an equity financing of $2 million to help in properly executing our business plan and servicing our debt that matures in 2018. We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company. We plan on raising additional capital to fund our recently disclosed acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2019. Specifically, all of Dr. Michael Dent’s notes payable with an with an aggregate face value of $646,000 and all of Iconic Holdings LLC convertible notes payable with an aggregate face value of $1,751,750 have been extended until December 31, 2019.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by our recent equity financing for $2 million in addition to the cash received by us from the put rights associated with the Investment Agreement. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from outside parties and the conversion of such related party notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and June 30, 2018, our daily trading volume averaged approximately 68,000 shares per day. Based upon increases in our volume since the end of 2017, Iconic Holdings has increased our maximum amount to access on the equity line from $150,000 maximum to $300,000 maximum. We project that amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will be sufficient to meet our capital requirements.

Historical Cash Flows

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(1,222,947)	$(809,636)
Investing Activities	(201)	(7,046)
Financing activities	1,211,369	777,104
Net increase (decrease) in cash	$(11,779)	$(39,578)

Operating Activities – During the six months ended June 30, 2018, we used cash from operating activities of $1,222,947, as compared with $809,636 in the same period of 2017. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in professional and other overhead costs associated with preparing for product launch and operating as a public company in 2018.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $201 in the six months ended June 30, 2018 and $7,046 in the six months ended June 30, 2017 are comprised of computer equipment and furniture.

Financing Activities – During the six months ended June 30, 2018, we realized $805,500 net proceeds from the issuance of convertible notes, $645,503 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $101,450 proceeds from related party loans, and $73,500 from notes payable. We also made repayments of $284,682 against convertible notes, $113,257 against notes payable, $9,000 against related party loans and $7,645 on capital lease obligations.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the six months ended June 30, 2018.

Other Outstanding Obligations

Warrants

As of June 30, 2018, 30,486,790 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.00.

Options

As of June 30, 2018, 2,507,996 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.20.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of June 30, 2018 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2018 (July to December)	$137,006	$10,703	$147,709
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---
2022	---	---	---

Total	$572,917	$32,109	$605,026

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The material weaknesses consist of controls associated with segregation of duties and a lack of written policies and procedures for internal controls, as well as understaffing in our accounting and reporting function. To address the material weaknesses, we hired a Controller in May 2018 and have engaged outside consultants and performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 10, 2018, the Company sold 100,000 shares of common stock in private placement transactions to an investor and received $15,500 in proceeds from the sale. The shares were issued at a share price of $0.155 per share. In connection with the stock sale, the Company also issued 50,000 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

On June 14, 2018, the Company sold 208,000 shares of common stock in private placement transactions to an investor and received $52,000 in proceeds from the sale. The shares were issued at a share price of $0.25 per share. In connection with the stock sale, the Company also issued 104,000 five-year warrants to purchase shares of common stock at an exercise price of $0.35 per share.

On June 6, 2018, the Company issued 600,000 five-year warrants with an exercise price of $0.15 to two individuals for consulting services to be performed between June 6 and December 6, 2018.

The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Securities Purchase Agreement with Morningview Financial LLC dated January 2, 2018
10.2	Convertible Promissory Note with Morningview Financial LLC dated January 2, 2018
10.3	Securities Purchase Agreement with Auctus Fund LLC dated February 2, 2018
10.4	Convertible Promissory Note with Auctus Fund LLC dated February 2, 2018
10.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.6	Securities Purchase Agreement with EMA Financial LLC dated February 13, 2018
10.7	Convertible Promissory Note with EMA Financial LLC dated February 13, 2018
10.8	Form of Warrant Agreement issued to Dr. Michael Dent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
10.9	Securities Purchase Agreement with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.10	Convertible Promissory Note with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.11	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 2, 2018 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.12	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 2, 2018 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.13	Form of Securities Purchase Agreement with Morningview Financial LLC dated April 16, 2018 (Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.14	Form of Convertible Promissory Note with Morningview Financial LLC dated April 16, 2018 (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.15	Form of Securities Purchase Agreement with One44 Capital LLC dated April 18, 2018 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.16	Form of Convertible Promissory Note with One44 Capital LLC dated April 18, 2018 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.17	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 18, 2018 (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.18	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 18, 2018 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.19	Form of Securities Purchase Agreement with LG Capital Funding LLC dated May 3, 2018 (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.20	Form of Convertible Promissory Note with LG Capital Funding LLC dated May 3, 2018 (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.21	Form of Securities Purchase Agreement with Cerberus Finance Group Ltd. dated May 7, 2018 (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.22	Form of Convertible Promissory Note with Cerberus Finance Group Ltd. dated May 7, 2018 (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.23	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 9, 2018 (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.24	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 9, 2018 (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.25	Form of Securities Purchase Agreement with Adar Bays LLC dated May 24, 2018
10.26	Form of Convertible Promissory Note with Adar Bays LLC dated May 24, 2018
10.27	Securities Purchase Agreement, dated July 16, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.28	Registration Rights Agreement, dated July 16, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.29	Form of Series A Warrant (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.30	Form of Series B Warrant (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.31	Form of Pre-Funded Warrants (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.32	Amendment to Notes, dated July 16, 2018 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.33	Amendment to Note, dated July 16, 2018 (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)
10.34	Press Release, dated July 19, 2018 (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 8-K filed with the Commission on July 19, 2018)

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
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

Dated: August 14, 2018

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

