Form 10-Q
period 2018-09-30
HealthLynked Corp
filed 2018-11-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 14, 2018, there were 84,865,951 shares of the issuer’s common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets
Cash	$803,491	$50,006
Accounts receivable, net	133,902	113,349
Prepaid expenses	50,275	81,892
Deferred offering costs	117,938	121,620
Total Current Assets	1,105,606	366,867

Property, plant and equipment, net of accumulated depreciation of $746,193 and $728,391 as of September 30, 2018 and December 31, 2017, respectively	45,775	63,376
Deposits	9,540	9,540

Total Assets	$1,160,921	$439,783

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$348,000	$253,514
Capital lease, current portion	19,877	18,348
Due to related party, current portion	415,507	363,845
Notes payable to related party, current portion	---	553,550
Notes payable, net of original issue discount and debt discount of $9,120 and $26,881 as of September 30, 2018 and December 31, 2017, respectively	24,070	70,186
Convertible notes payable, net of original issue discount and debt discount of $219,894 and $266,642 as of September 30, 2018 and December 31, 2017, respectively	318,606	811,858
Derivative financial instruments	608,751	398,489
Total Current Liabilities	1,734,811	2,469,790

Long-Term Liabilities
Capital leases, long-term portion	7,645	21,406
Notes payable to related party, long term portion	666,274	---
Convertible notes payable, long term portion	756,494	---

Total Liabilities	3,165,224	2,491,196

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 82,536,893 and 72,302,937 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	8,254	7,230
Common stock issuable, $0.0001 par value; 52,523 and 122,101 shares as of September 30, 2018 and December 31, 2017, respectively	14,542	8,276
Additional paid-in capital	7,279,226	2,638,311
Accumulated deficit	(9,306,325)	(4,705,230)
Total Shareholders’ Deficit	(2,004,303)	(2,051,413)

Total Liabilities and Shareholders’ Deficit	$1,160,921	$439,783

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Patient service revenue, net	$539,625	$480,723	$1,751,584	$1,473,639

Operating Expenses
Salaries and benefits	603,510	506,206	1,782,509	1,469,211
General and administrative	896,754	480,614	2,024,165	1,369,018
Depreciation and amortization	5,744	6,056	17,802	17,623
Total Operating Expenses	1,506,008	992,876	3,824,476	2,855,852

Loss from operations	(966,383)	(512,153)	(2,072,892)	(1,382,213)

Other Income (Expenses)
Loss on extinguishment of debt	(66,469)	(290,581)	(374,828)	(290,581)
Change in fair value of debt	(22,101)	---	(105,499)	---
Financing cost	(623,216)	(32,324)	(1,063,721)	(32,324)
Amortization of original issue and debt discounts on notes payable and convertible notes	(234,584)	(63,552)	(633,982)	(194,120)
Change in fair value of derivative financial instrument	(238,330)	5,412	(200,165)	5,412
Interest expense	(58,655)	(27,124)	(150,008)	(64,921)
Total other expenses	(1,243,355)	(408,169)	(2,528,203)	(576,534)

Net loss before provision for income taxes	(2,209,738)	(920,322)	(4,601,095)	(1,958,747)

Provision for income taxes	---	---	---	---

Net loss	$(2,209,738)	$(920,322)	$(4,601,095)	$(1,958,747)

Net loss per share, basic and diluted:
Basic	$(0.03)	$(0.01)	$(0.06)	$(0.03)
Fully diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of common shares:
Basic	79,323,131	69,625,763	76,757,809	68,805,330
Fully diluted	79,323,131	69,625,763	76,757,809	68,805,330

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	9,291,371	930	---	2,337,474	---	2,338,404
Sale of common stock initially allocated to derivative financial instruments	---	---	---	(1,774,298)	---	(1,774,298)
Fair value of warrants allocated to proceeds of common stock	---	---	---	181,788	---	181,788
Fair value of warrants issued to extend related party notes payable	---	---	---	337,467	---	337,467
Fair value of warrants issued to extend convertible notes payable	---	---	---	203,617	---	203,617
Fair value of warrants issued to retire convertible notes payable	---	---	---	143,014	---	143,014
Fair value of warrants issued for professional services	---	---	---	260,986	---	260,986
Derivative liabilities transferred to additional paid-in capital	---	---	---	2,783,372	---	2,783,372
Conversion of convertible notes payable to common stock	301,688	30	---	48,470	---	48,500
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares	---	---	---	36,056	---	36,056
Consultant fees payable with common shares and warrants	277,147	28	6,274	31,660	---	37,962
Shares and options issued pursuant to employee equity incentive plan	363,750	36	(8)	51,309	---	51,337
Net loss	---	---	---	---	(4,601,095)	(4,601,095)

Balance at September 30, 2018	82,536,893	8,254	14,542	7,279,226	(9,306,325)	(2,004,303)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018		2017
Cash Flows from Operating Activities
Net loss		$(4,601,095)		$(1,958,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		17,802		17,622
Stock based compensation, including amortization of prepaid fees		353,967		83,823
Amortization of original issue discount and debt discount on convertible notes		633,982		194,120
Financing cost		1,063,721		32,324
Change in fair value of derivative financial instrument		200,165		(5,412)
Loss on extinguishment of debt		374,828		290,581
Change in fair value of debt		105,499		---
Changes in operating assets and liabilities:
Accounts receivable		(20,553)		28,293
Prepaid expenses and deposits		31,617		19,832
Accounts payable and accrued expenses		(121,693)		138,613
Due to related party, current portion		51,662		27,627
Net cash used in operating activities		(1,910,098)		(1,131,324)

Cash Flows from Investing Activities
Acquisition of property and equipment		(201)		(13,238)
Net cash used in investing activities		(201)		(13,238)

Cash Flows from Financing Activities
Proceeds from sale of common stock		2,520,192		548,356
Proceeds from issuance of convertible notes		805,500		229,500
Repayment of convertible notes		(649,750)		---
Proceeds from related party loans		101,450		308,470
Repayment of related party loans		(9,000)		(11,192)
Proceeds from notes payable and bank loans		73,500		75,010
Repayment of notes payable and bank loans		(165,876)		(34,362)
Payments on capital leases		(12,232)		(13,761)
Net cash provided by financing activities		2,663,784		1,102,021

Net decrease in cash		753,485		(42,541)
Cash, beginning of period		50,006		58,716

Cash, end of period		$803,491		$16,175

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$31,863		$1,002
Cash paid during the period for income tax		---		---
Schedule of non-cash investing and financing activities:
Fair value of warrants issued to extend maturity date of convertible notes payable		$203,619		$7,506
Fair value of beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$1,246,005		$66,190
Common stock issuable issued during period		$64		$6,451
Derivative liabilities written off with repayment of convertible notes payable		$795,863	$	---
Derivative liabilities written off with at end of warrant repricing period		$2,783,372	$	---
Fair value of warrants issued to extend related party notes payable		$337,466	$	---
Fair value of warrants issued to extinguish convertible notes payable		$143,014	$	---
Fair of warrants issued for professional service		$94,844	$	---
Fair value of warrants issued pursuant to Amended Investment Agreement	$	---		$153,625
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares		$36,056	$	---
Conversion of convertible notes payable to common stock		$48,500		$--

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 2, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

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

SEPTEMBER 30, 2018 AND 2017

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

SEPTEMBER 30, 2018 AND 2017

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2018 and December 31, 2017, the Company’s gross accounts receivable were $268,299 and $269,501, respectively, and net accounts receivable were $133,902 and $113,349, respectively, based upon net reporting of accounts receivable.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation was $4,587 and $4,587 for the three months ended September 30, 2018 and 2017, respectively, and $9,174 and $9,174 for the nine months ended September 30, 2018 and 2017, respectively. Accumulated depreciation of capitalized leases was $317,499 and $303,738 at September 30, 2018 and December 31, 2017, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of September 30, 2018 and December 31, 2017.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

SEPTEMBER 30, 2018 AND 2017

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine month periods ended September 30, 2018 and 2017, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2018 and 2017, potentially dilutive securities were comprised of (i) 47,822,207 and 19,566,389 warrants outstanding, respectively, (ii) 3,707,996 and 2,349,996 stock options outstanding, respectively, (iii) 10,875,420 and 8,675,180 shares issuable upon conversion of convertible notes, respectively, and (iv) 340,000 and 528,750 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

SEPTEMBER 30, 2018 AND 2017

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

SEPTEMBER 30, 2018 AND 2017

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of September 30, 2018, the Company had a working capital deficit of $629,205 and accumulated deficit $9,306,325. For the nine months ended September 30, 2018, the Company had a net loss of $4,601,095 and net cash used by operating activities of $1,910,098. Net cash used in investing activities was $201. Net cash provided by financing activities was $2,663,784, resulting principally from $2,520,192 proceeds from the sale of common stock, $805,500 net proceeds from the issuance of convertible notes, $101,450 net proceeds from related party loans and $73,500 net proceeds from the issuance of notes payable.

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

During July 2016, HLYK entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the nine months ended September 30, 2018, the Company received $327,818 from the proceeds of the sale of 1,856,480 shares pursuant to the Investment Agreement.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining its existing and expanding overhead and administrative costs, will be funded principally by cash received by the Company from the put rights associated with the Investment Agreement and supplemented by other funding mechanisms, including sales of the Company’s common stock, loans from related parties and convertible notes. The Company expects to repay its outstanding convertible notes, which have an aggregate face value of $1,249,500 as of September 30, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to the Company under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

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

This fair value of the warrants described above was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three months ended September 30, 2018 and 2017, the Company recognized $12,802 and $12,802, respectively, in general and administrative expense related to the cost of the warrants. During the nine months ended September 30, 2018 and 2017, the Company recognized $38,406 and $19,203, respectively, in general and administrative expense related to the cost of the warrants.

Prepaid Expenses

On June 6, 2018, the Company granted three-year warrants to purchase 600,000 shares at an exercise price of $0.15 per share to two advisors for services to be provided over a six-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $94,844, with the following assumptions: risk-free interest rate of 2.65%, expected life of 3 years, volatility of 286.98%, and expected dividend yield of zero. The Company recognized $47,681 in the three months ended September 30, 2018 and $60,120 in the nine months ended September 30, 2018 to general and administrative expense related to the cost of the warrants.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017

Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	436,168	435,967

Total Property, plant and equipment	791,968	791,767
Less: accumulated depreciation	(746,193)	(728,391)

Property, plant and equipment, net	$45,775	$63,376

Depreciation expense during the three months ended September 30, 2018 and 2017 was $5,744 and $6,055, respectively. Depreciation expense during the nine months ended September 30, 2018 and 2017 was $17,802 and $17,623, respectively.

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of September 30, 2018 and December 31, 2017 were comprised of the following:

	September 30,	December 31,
	2018	2017
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	114,907	63,245
Total due to related party	415,507	363,845

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	---	553,550
Notes payable to Dr. Michael Dent, long term portion	666,274	---
Total notes payable to related party	$666,274	$553,550

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. During January 2017, the note was again amended to extend the maturity date until December 31, 2018, to accrue interest on outstanding balances after January 1, 2017 at a rate of 10% per annum, and to fix interest accrued on balances between January 1, 2015 and December 31, 2016 at an amount equal to $22,108 (the “$750k DMD Note”). All principal and interest is due at maturity of the $750k DMD Note. Interest accrued on the $750k DMD Note as of September 30, 2018 and December 31, 2017 was $61,262 and $43,963, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

The carrying values of notes payable to Dr. Michael Dent as of September 30, 2018 were as follows:

Inception Date	Maturity Date	Borrower	Interest Rate	Amount
January 12, 2017	December 31, 2019	HLYK	10%	$39,351	*
January 18, 2017	December 31, 2019	HLYK	10%	22,458	*
January 24, 2017	December 31, 2019	HLYK	10%	56,074	*
February 9, 2017	December 31, 2019	HLYK	10%	33,530	*
April 20, 2017	December 31, 2019	HLYK	10%	11,010	*
June 15, 2017	December 31, 2019	HLYK	10%	35,351	*
August 17, 2017	December 31, 2019	HLYK	10%	20,000
August 24, 2017	December 31, 2019	HLYK	10%	37,500
September 7, 2017	December 31, 2019	HLYK	10%	35,000
September 21, 2017	December 31, 2019	HLYK	10%	26,500
September 29, 2017	December 31, 2019	HLYK	10%	12,000
December 21, 2017	December 31, 2019	HLYK	10%	14,000
January 8, 2018	December 31, 2019	HLYK	10%	75,000
January 11, 2018	December 31, 2019	HLYK	10%	9,000
January 26, 2018	December 31, 2019	HLYK	10%	17,450
January 3, 2014	December 31, 2019	NWC	10%	222,050

				$666,274

* - Denotes that note payable is carried at fair value

On July 18, 2018, in connection with a $2,000,000 private placement by a third party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of September 30, 2018 and December 31, 2017 was $53,646 and $19,350, respectively.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2012, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date was $821 in the three months ended September 30, 2018 and $8,802 in the nine months ended September 30, 2018, which is included in “Change in fair value of debt.”

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. During the three months ended September 30, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $6,120 and $6,120, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $18,360 and $18,360, respectively. The Company had prepaid an additional $12,097 toward future rent as of September 30, 2018.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the three months ended September 30, 2018 and 2017, the Company recognized general and administrative expense in the amount of $-0- and $12,500, respectively, pursuant to this agreement. During the nine months ended September 30, 2018 and 2017, the Company recognized general and administrative expense in the amount of $12,500 and $29,167, respectively, pursuant to this agreement. On July 1, 2018 HLYK and MOD signed a marketing and service agreement where HLYK will include MOD offering as part of its product offering to Physicians and HLYK will receive 8% of revenue for new sales related to MOD products sold by the HLYK sales team. The revenue percentage will be split between HLYK and the HLYK sales representative.

NOTE 7 – CAPITAL LEASE

Capital lease obligations as of September 30, 2018 and December 31, 2017 are comprised of the following:

	September 30,	December 31,
	2018	2017

Note payable, New Everbank Lease	$27,522	$39,754
Less: note payable, New Everbank Lease (Capital leases), current portion	(19,877)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$7,645	$21,406

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of September 30, 2018, the Company owed Everbank $27,522 pursuant to this capital lease. During the three months ended September 30, 2018 and 2017, the Company made payments on this capital lease of $4,587 and $4,587, respectively. During the nine months ended September 30, 2018 and 2017, the Company made payments on this capital lease of $12,232 and $13,761, respectively.

Future minimum payments to which the Company is obligated pursuant to the capital leases as of September 2018 are as follows:

2018 (October to December)	$6,116
2019	18,348
2020	3,058
2021	---
2022	---

Total	$27,522

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000, which was scheduled for June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the nine months ended September 30, 2018, the Company made installment payments of $89,048. The December MCA was repaid on June 1, 2018. During the nine months ended September 30, 2018, the Company recognized amortization of the discount in the amount of $26,881, including $2,267 recognized to amortize the remaining discount at retirement.

On June 1, 2018, the Company entered into a new MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance at the rate of $4,048 per week until the balance of $102,000 has been repaid in November 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount is being amortized over the life of the instrument. During the three months ended September 30, 2018, the Company recognized amortization of the discount in the amount of $14,820. During the nine months ended September 30, 2018, the Company recognized amortization of the discount in the amount of $19,380. As of September 30, 2018, the net carrying value of the instrument was $24,070.

NOTE 9 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2018 and December 31, 2017 are comprised of the following:

	September 30,		December 31,
	2018		2017

$550k Note - July 2016	$576,655	*	$550,000
$50k Note - July 2016	58,471	*	50,000
$111k Note - May 2017	121,368	*	111,000
$53k Note - July 2017	---		53,000
$35k Note - September 2017	---		35,000
$55k Note - September 2017	---		55,000
$53k Note II - October 2017	---		53,000
$171.5k Note - October 2017	171,500		171,500
$57.8k Note - January 2018	9,250		---
$57.8k Note - April 2018	57,750		---
$53k Note II - April 2018	53,000		---
$68.3k Note - May 2018	68,250		---
$37k Note May 2018	37,000		---
$63k Note II - May 2018	63,000		---
$78.8k Note - May 2018	78,750		---
	1,294,994		1,078,500
Less: unamortized discount	(219,894)		(266,642)
Convertible notes payable, net of original issue discount and debt discount	1,075,100		811,858
Less: convertible notes payable, long term portion	(756,494)		---
Convertible notes payable, current portion	$318,606		$811,858

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The $550k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 7, 2018 during August 2017 and to December 31, 2019 during July 2018. The discount from the original issue discount, warrants and embedded conversion feature (“ECF”) associated with the $550k Note was amortized over the original life of the note. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $-0- and $3,061, respectively, and in the nine months ended September 30, 2018 and 2017 was $-0- and $104,137, respectively. As of September 30, 2018, the unamortized discount was $-0- and the $550k Note was convertible into 6,875,000 of the Company’s common shares.

The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of September 30, 2018 was $576,655. During the three months ended September 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $16,221 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $78,629 and $-0-, respectively.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $8,318 and $8,318, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $24,773 and $24,682, respectively.

On July 11, 2018, the Company and the issuer of the $550k Note, the $50k Note and the $111k Note entered into an Amendment agreement related to these notes (the “First Extension”), pursuant to which the holder agreed to extend the maturity date of the three notes until July 31, 2019 in exchange for (i) a three-year warrant to purchase 200,000 Company shares at an exercise price of $0.25, and (ii) a three-year warrant to purchase 300,000 Company shares at an exercise price of $0.50. The fair value of the warrants was $133,019, using the Black/Scholes pricing models with the following assumptions: risk-free interest rate of 2.67%, expected life of 3 years, volatility of 287.57%, and expected dividend yield of zero. In connection with the warrant issuance, the Company recognized a loss on extinguishment of debt in the amount of $90,624.

On July 13, 2018, the Company and the issuer entered into a second Amendment agreement, pursuant to which the holder agreed to further extend the maturity date of the Iconic Notes until December 31, 2019 in exchange for an additional (i) three-year warrant to purchase 175,000 Company shares at an exercise price of $0.25, and (ii) three-year warrant to purchase 75,000 Company shares at an exercise price of $0.50. The fair value of the warrants was $60,401, using the Black/Scholes pricing models with the following assumptions: risk-free interest rate of 2.66%, expected life of 3 years, volatility of 287,77%, and expected dividend yield of zero. In connection with the warrant issuance, the Company recognized a loss on extinguishment of debt in the amount of $42,777.

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 (the “$50k Note”). The $50k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 11, 2018 during August 2017 and to December 31, 2019 during July 2018. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. As of September 30, 2018, the $50k Note was convertible into 500,000 of the Company’s common shares.

The $50k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of September 30, 2018 was $58,471. During the three months ended September 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $1,645 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $11,416 and $-0, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,260 and $1,260, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,753 and $3,740, respectively.

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

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of HLYK common stock at an exercise price of $0.05 per share, the holder of the $111k Note agreed to extend the maturity date from the original date of January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $111k Note is carried at fair value and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of September 30, 2018 was $121,368. During the three months ended September 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $3,414 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $6,652 and $-0, respectively. In July 2018, the maturity was further extended until December 31, 2019.

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $-0- and $28,986, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $6,931 and $41,273, respectively. As of September 30, 2018, the unamortized discount was $-0-. As of September 30, 2018, this instrument was convertible into 317,143 of the Company’s common shares.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $8,291 and $4,168, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $12,369 and $5,935, respectively.

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

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note, which was schedule to mature on April 15, 2018. Amortization expense related to the discount in the nine months ended September 30, 2018 and 2017 was $1,520 and $-0-. On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2018 in connection with the repayment, as follows:

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $35k Note, which was schedule to mature on June 15, 2018. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $-0- and $2,865, respectively, and in the nine months ended September 30, 2018 and 2017 was $7,972 and $2,865, respectively. On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2018 in connection with the repayment, as follows:

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $55k Note, which was schedule to mature on September 11, 2018. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $-0- and $2,863, respectively, and in the nine months ended September 30, 2018 and 2017 was $10,849 and $2,863, respectively. On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2018 in connection with the repayment, as follows:

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note II, which was schedule to mature on July 30, 2018. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $-0- and $-0-, respectively, and in the nine months ended September 30, 2018 and 2017 was $20,443 and $-0-, respectively. On April 18, 2018, the Company prepaid the balance on the $53k Note II, including accrued interest, for a one-time cash payment of $75,000. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2018 in connection with the repayment, as follows:

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $43,346 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $128,625 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $12,250.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $4,323 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $12,827 and $-0-, respectively.

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

During the three months ended September 2018, The holder of the $58k Note converted principal totaling $48,000, reducing the remaining principal to $9,250 as of September 30, 2018. Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $8,914 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $37,235 and $-0-, respectively. During the three and nine months ended September 30, 2018, the discount was also reduced by $18,133 as a result of the conversions. As of September 30, 2018, the unamortized discount was $2,382.

During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $895 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,727 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on February 2, 2019. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $11,738 and $-0-, respectively, and in the nine months ended September 30, 2018 and 2017 was $57,456 and $-0-, respectively. On August 7, 2018, the Company prepaid the balance on the $113k Note, including accrued interest, for a one-time cash payment of $151,536. In connection with the extinguishment, the Company also issued the holder a 3-year warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.25. The fair value of the warrant was $50,614. The Company recognized a gain on debt extinguishment in the three and nine months ended September 30, 2018 in connection with the repayment, as follows:

Cash repayment	$151,536
Less face value of convertible note payable retired	(112,750)
Less carrying value of derivative financial instruments arising from ECF	(140,962)
Less accrued interest	(5,746)
Plus fair value of warrants issued in connection with extinguishment	50,614
Plus carrying value of discount at extinguishment	55,294

Gain on extinguishment of debt	$(2,014)

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

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on February 13, 2019. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $10,688 and $-0-, respectively, and in the nine months ended September 30, 2018 and 2017 was $41,841 and $-0-, respectively. On August 16, 2018, the Company prepaid the balance on the $83k Note, including accrued interest, for a one-time cash payment of $111,596. In connection with the extinguishment, the Company also issued the holder a 5-year warrant to purchase 237,143 shares of Company common stock at an exercise price of $0.35. The fair value of the warrant was $92,400. The Company recognized a gain on debt extinguishment in the three and nine months ended September 30, 2018 in connection with the repayment, as follows:

Cash repayment	$111,596
Less face value of convertible note payable retired	(83,000)
Less carrying value of derivative financial instruments arising from ECF	(106,720)
Less accrued interest	(4,184)
Plus fair value of warrants issued in connection with extinguishment	92,400
Plus carrying value of discount at extinguishment	41,159

Gain on extinguishment of debt	$51,251

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on March 5, 2019. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $17,548 and $-0-, respectively, and in the nine months ended September 30, 2018 and 2017 was $51,205 and $-0-, respectively. On August 30, 2018, the Company prepaid the balance on the $105k Note, including accrued interest, for a one-time cash payment of $140,697. The Company recognized a gain on debt extinguishment in the three and nine months ended September 30, 2018 in connection with the repayment, as follows:

Cash repayment	$140,697
Less face value of convertible note payable retired	(105,000)
Less carrying value of derivative financial instruments arising from ECF	(136,175)
Less accrued interest	(5,121)
Plus carrying value of discount at extinguishment	53,795

Gain on extinguishment of debt	$(51,804)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on January 15, 2019. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $20,125 and $-0-, respectively, and in the nine months ended September 30, 2018 and 2017 was $29,594 and $-0-, respectively. On September 28, 2018, the Company prepaid the balance on the $63k Note, including accrued interest, for a one-time cash payment of $89,198. The Company recognized a gain on debt extinguishment in the three and nine months ended September 30, 2018 in connection with the repayment, as follows:

Cash repayment	$89,198
Less face value of convertible note payable retired	(63,000)
Less carrying value of derivative financial instruments arising from ECF	(72,336)
Less accrued interest	(3,124)
Plus carrying value of discount at extinguishment	23,406

Gain on extinguishment of debt	$(25,856)

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

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $14,556 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $23,423 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $31,327.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,456 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,642 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on July 18, 2019. Amortization expense related to the discount in the three months ended September 30, 2018 and 2017 was $13,562 and $-0-, respectively, and in the nine months ended September 30, 2018 and 2017 was $31,562 and $-0-, respectively. On August 24, 2018, the Company prepaid the balance on the $90k Note, including accrued interest, for a one-time cash payment of $119,240. The Company recognized a gain on debt extinguishment in the three and nine months ended September 30, 2018 in connection with the repayment, as follows:

Cash repayment	$119,240
Less face value of convertible note payable retired	(90,000)
Less carrying value of derivative financial instruments arising from ECF	(123,030)
Less accrued interest	(3,156)
Plus carrying value of discount at extinguishment	58,438

Gain on extinguishment of debt	$(38,508)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $16,990 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $30,470 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $22,530.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,336 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,396 and $-0-, respectively.

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

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $17,156 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $27,971 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $40,279.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,720 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,805 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $9,326 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $14,800 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $22,200.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $933 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,480 and $-0-, respectively.

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

SEPTEMBER 30, 2018 AND 2017

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

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $15,967 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $24,992 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $38,008.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,588 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,485 and $-0-, respectively.

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

Amortization expense related to discounts on this instrument in the three months ended September 30, 2018 and 2017 was $19,849 and $-0-, respectively. Amortization expense related to discounts in the nine months ended September 30, 2018 and 2017 was $27,832 and $-0-, respectively. As of September 30, 2018, the unamortized discount was $50,918.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the nine months ended September 30, 2018 and 2017, the Company made no repayments on this instrument. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $798 and $-0-, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,783 and $-0-, respectively.

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

Derivative financial instruments and changes thereto recorded in the nine months ended September 30, 2018 include the following:

	Fair Value as of December 31, 2017	Inception of Derivative Financial Instruments		Change in Fair Value of Derivative Financial Instruments	Conversion / Repayment of Derivative Financial Instruments	Fair Value as of September 30, 2018

$53k Note - July 2017	$48,876	$	---	$5,017	$(53,893)	$	---
$35k Note - September 2017	36,161		---	1,108	(37,269)		---
$55k Note - September 2017	64,656		---	5,031	(69,687)		---
$53k Note #2 - October 2017	58,216		---	(2,426)	(55,790)		---
$171.5k Note - October 2017	190,580		---	(67,629)	---		122,951
$57.8k Note - January 2018	---		82,651	(18,512)	(54,189)		9,950
$112.8k Note - February 2018	---		161,527	(20,565)	(140,962)		---
$83k Note - February 2018	---		119,512	(12,792)	(106,720)		---
$105k Note - March 2018	---		153,371	(17,196)	(136,175)		---
$63k Note - April 2018	---		83,806	(11,470)	(72,336)		---
$57.8k Note - April 2018	---		83,397	(6,774)	---		76,623
$90k Note - April 2018	---		130,136	(7,106)	(123,030)		---
$53k Note II - April 2018	---		71,679	(9,085)	---		62,594
$68.3k Note - May 2018	---		99,422	(7,088)	---		92,334
$37k Note May 2018	---		54,086	(3,878)	---		50,208
$63k Note II - May 2018	---		90,390	(4,900)	---		85,490
$78.8k Note - May 2018			116,027	(7,426)	---		108,601
$2M PIPE - July 2018	---		2,397,516	385,856	(2,783,372)		---

	$398,489		$3,643,520	$200,165	$(3,633,423)		$608,751

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the nine months ended September 30, 2017 include the following:

	Fair Value at Inception	Change in Fair Value of Derivative Financial Instruments	Fair Value at September 30, 2017

$53k Note - July 2017	$58,154	$(4,769)	$53,385
$35k Note - September 2017	38,338	(578)	37,760
$55k Note - September 2017	65,332	(65)	65,267

	$161,824	$(5,412)	$156,412

During the nine months ended September 30, 2018, nine convertible notes (the $53k Note, the $35k Note, the $55k Note, the $53k Note II, the $113k Note, the $83k Note, the $105k Note, the $63k Note and the $90k Note) were each repaid in full for cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.21% to 2.36%, expected life of 0.07-1.00 years, volatility of 172.67% to 303.06%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 11 – SHAREHOLDERS’ DEFICIT

July 2018 Private Placement

On July 16, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold the following securities (the “July 2018 Private Placement”): (1) an aggregate of 3,900,000 shares of the Company’s common stock, par value $0.0001 per share, (2) Pre-Funded Warrants to purchase an aggregate of 4,100,000 shares of Company common stock with an exercise price of $0.0001 and a five-year life, (3) Series A Warrants to purchase 8,000,000 shares of Company common stock with an exercise price of $0.25 per share, subject to anti-dilution and other adjustment as described below, and a term of five years, and (4) Series B Warrants to purchase up to a maximum of 17,000,000 shares of Company common stock, subject to adjustment as described below, at a fixed exercise price of $0.0001. On July 18, 2018, the Company and the investors consummated the transaction. The Company received gross proceeds of $1,999,590. After investor legal fees of $15,000 and placement agent fees of $209,900, net proceeds to the Company were $1,774,690. The Company also issued to the placement agent 640,000 Series A Warrants with the same terms as the investor’s Series A Warrants and Series B Warrants to purchase up to a maximum of 1,360,000 shares of Company common stock at an exercise price of $0.0001.

The warrants issued in the transaction were treated as follows at inception: (1) because the Series A Warrants were not settled at a fixed price, these instruments did not qualify for equity classification and were recorded as derivative financial instruments with an inception date fair value of $1,984,722, (2) because the Series B Warrants were not settled into a fixed number of shares, these instruments did not qualify for equity classification and were recorded as derivative financial instruments with an inception date fair value of $412,794, (3) the Pre-Funded Warrants were settled into a fixed number of shares at a fixed price and were classified as equity with an inception date fair value of $942,988. The fair value of all warrants at inception was calculated using the Black-Scholes option pricing model with an assumed risk-free interest rate of 2.77%, expected life of 5 years, volatility of 288.0%, and expected dividend yield of zero. At inception, the net proceeds of $1,774,690 were classified first to common stock for the par value of common shares issued and second to derivative liabilities using the fair value of such instruments, with the excess amount of $623,216 recorded as “Financing cost” on the statement of operations.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

In connection with the transaction, the Company also entered into a Registration Rights Agreement with the investors, pursuant to which the Company was required to (i) file a registration statement on Form S-1 covering the resale of the securities issued in the transaction with thirty (30) days of the closing, and (ii) use its best efforts to have the registration statement declared effective by the U.S. Securities and Exchange Commission (the “SEC”) as soon as practicable, but in no event later than the earlier of: (x) (i) in the event that the registration statement is not subject to a full review by the SEC, ninety (90) calendar days after the closing or (ii) in the event that the registration statement is subject to a full review by the SEC, one hundred twenty (120) calendar days after the closing; and (y) the fifth (5th) Business Day (as such term is defined in the Registration Rights Agreement) after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review. If the Company fails to (i) file the registration statement when required, (ii) have the registration statement declared effective when required or (iii) maintain the effectiveness of the registration statement, the Company will be required to pay certain liquidated damages to the Investors.

The Company filed a registration statement on August 16, 2018 that was declared effective by the SEC on August 22, 2018. Based on the price of the Company’s common stock during the repricing period that began following the effectiveness of the registration statement and ended on September 21, 2018 (the “Repricing Date”), the following adjustments were made to the securities issued in the transaction: (1) the exercise price of the Series A Warrants issued to the investors and the placement agent was reduced from $0.25 to $0.2233, and (2) the number of Series B Warrants issuable was set at 2,745,757 for the investors and 219,660 for the placement agent. At the Repricing Date, the exercise price of the Series A Warrants and the number of shares issuable pursuant to the Series B Warrants was fixed. Accordingly, the derivative liabilities related to the Series A and Series B Warrants were revalued as of the Repricing Date at $2,071,680 and $711,692, respectively, using the Black-Scholes option pricing model with an assumed risk-free interest rate of 2.95%, expected life of 4.82 years, volatility of 298.82%, and expected dividend yield of zero, and reclassified to equity. The Company recognized a loss on change in fair value of derivative liabilities related to the Series A and Series B Warrants of $385,856 between the closing date and the Repricing Date.

Other Common Stock Issuances

During the nine months ended September 30, 2018, the Company sold 3,534,891 shares of common stock in six separate private placement transactions. The Company received $417,500 in proceeds from the sales, which were transacted at share prices between $0.085 and $0.35 per share. In connection with these stock sales, the Company also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

During the nine months ended September 30, 2018, the Company issued 1,856,480 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received an aggregate of $328,003 in net proceeds from the draws.

Common Stock Issuable

As of September 30, 2018 and December 31, 2017, the Company was obligated to issue 52,523 and 47,101 shares of common stock, respectively, in exchange for professional services provided by a third party consultant. During the three months ended September 30, 2018 and 2017, the Company recognized expense related to shares earned by the consultant of $10,605 and $17,705, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized expense related to shares earned by the consultant of $37,961 and $46,669, respectively.

As of September 30, 2018 and December 31, 2017, the Company was obligated to issue -0- and 75,000 shares, respectively, to an employee pursuant to the EIP.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2018 and 2017 are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	20,526,387	$0.23	10,576,389	$0.08
Granted during the period	27,295,820	$0.13	7,990,000	$0.40
Exercised during the period	---	$ ---	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	47,822,207	$0.17	18,566,389	$0.23

Exercisable at end of the period	47,822,207	$0.17	18,566,389	$0.23

Weighted average remaining life	4.1 years		4.5 years

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2018:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	22,257,768	4.2	$0.05	22,257,768	$0.05
$0.10 to 0.24	14,280,441	4.3	$0.19	14,280,441	$0.19
$0.25 to 0.49	7,618,998	3.7	$0.28	7,618,998	$0.28
$0.50 to 1.00	3,665,000	3.4	$0.65	3,665,000	$0.65
$0.05 to 1.00	47,822,207	4.1	$0.17	47,822,207	$0.17

During the nine months ended September 30, 2018, the Company issued 27,537,107 warrants. The fair value of the warrants was calculated at inception using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.32% to 2.83%, expected life of 3-5 years, volatility of 261.18% to 308.60%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the nine months ended September 30, 2018 was $4,659,141.

In June 2018, the Company issued 600,000 five-year warrants with an exercise price of $0.15 to two individuals for consulting services to be performed between June 6 and December 6, 2018. The fair value of the warrants was $94,844, which is being recognized on a straight-line basis over the six-month service period. During the three and nine months ended September 30, 2018, the Company recognized general and administrative expense of $47,681 and $60,120, respectively, related to these warrants.

In August 2018, the Company issued 400,000 five-year warrants with an exercise price of $0.35 to a consultant for services performed. The fair value of the warrants was $145,861, which was recognized at issuance. During each of the three and nine months ended September 30, 2018, the Company recognized general and administrative expense of $145,861 related to these warrants.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the nine months ended September 30, 2018 and 2017:

	2018	2017
Outstanding at beginning of the period	1,498,750		1,552,500
Granted during the period	400,000		---
Terminated during the period	---		(228,750)
Outstanding at end of the period	1,898,750		1,323,750

Shares vested at period-end	1,158,750		795,000
Weighted average grant date fair value of shares granted during the period	$0.31	$	---
Aggregate grant date fair value of shares granted during the period	$122,196	$	---
Shares available for grant pursuant to EIP at period-end	9,896,934		11,829,934

Total stock based compensation recognized for grants under the EIP was $11,369 and $2,435 during the three months ended September 30, 2018 and 2017, respectively. Total stock based compensation recognized for grants under the EIP was $17,814 and $8,215 during the nine months ended September 30, 2018 and 2017, respectively. Total unrecognized stock compensation related to these grants was $121,500 as of September 30, 2018.

A summary of the status of non-vested shares issued pursuant to the EIP as of and for the nine months ended September 30, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	628,750	$0.05	940,000	$0.04
Granted	---	$ ---	---	$ ---
Vested	(288,750)	$0.03	(182,500)	$0.04
Forfeited	---	$ ---	(228,750)	$0.04
Nonvested at end of period	340,000	$0.03	528,750	$0.04

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the nine months ended September 30, 2018 and 2017:

	2018		2017
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
	Number	Price	Number		Price
Outstanding at beginning of the period	2,349,996	$0.12		2,349,996	$0.12
Granted during the period	1,358,000	$0.29		---	$ ---
Exercised during the period	---	$ ---		---	$ ---
Forfeited during the period	---	$ ---		---	$ ---
Outstanding at end of the period	3,707,996	$0.18		2,349,996	$0.12

Options exercisable at period-end	1,136,000			462,500
Weighted average remaining life (in years)	8.3			8.9
Weighted average grant date fair value of options granted during the period	$0.23		$	---
Options available for grant at period-end	9,896,934			11,829,934

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2018:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,733,000	7.3	$0.08	1,083,000	0.08
$0.11 to 0.20	774,996	8.2	$0.20	53,000	0.19
$0.21 to 0.30	1,200,000	9.8	0.31	---	---
$0.08 to 0.20	3,707,996	8.3	$0.18	1,136,000	$0.09

Total stock based compensation recognized related to option grants was $28,362 and $2,235 during the three months ended September 30, 2018 and 2017, respectively, and $33,524 and $7,504 during the nine months ended September 30, 2018 and 2017.

A summary of the status of non-vested options issued pursuant to the EIP as of and for the nine months ended September 30, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,774,996	$0.03	2,249,996	$0.03
Granted	1,358,000	$0.23	---	$ ---
Vested	(561,000)	$0.02	(362,500)	$0.03
Forfeited	---	$ ---	---	$ ---
Nonvested at end of period	2,571,996	$0.13	1,887,496	$0.03

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

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

During 2017, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement is effective from January 1, 2017 through July 31, 2018. During the nine months ended September 30, 2018 and 2017, the Company recognized rent expense related to the marketing agreement in the amount of $14,280 and $18,360, respectively, pursuant to this agreement and had prepaid an additional $16,177 toward future rent and other expenses as of September 30, 2018.

Total lease expense for the three months ended September 30, 2018 and 2017 was $72,159 and $77,636, respectively. Total lease expense for the nine months ended September 2018 and 2017 was $218,580 and $217,926, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of September 30, 2018 are as follows:

2018 (October to December)	$67,758
2019	273,856
2020	162,055
2021	---
2022	---

Total	$503,669

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 1, 2016, HLYK entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary or HLYK. If Mr. O’Leary employment is terminated by HLYK (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination. On July 1, 2018, HLYK and Mr. O’Leary entered into an Extension Letter Agreement pursuant to which Mr. O’Leary was increased to full time employment (previously half-time) and agreed to extend the term of his employment to September 30, 2022. In addition to a base salary, the extension provides Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants.

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

Segment information for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
	NWC		HLYK		Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$539,625	$	---	$539,625		$480,723	$	---	$480,723
Medicare incentives		---		---	---		---		---	---
Total revenue		539,625		---	539,625		480,723		---	480,723

Operating Expenses
Salaries and benefits		347,346		256,164	603,510		345,895		160,311	506,206
General and administrative		214,442		682,312	896,754		228,278		252,336	480,614
Depreciation and amortization		5,289		455	5,744		5,601		455	6,056
Total Operating Expenses		567,077		938,931	1,506,008		579,774		413,102	992,876

Loss from operations		$(27,452)		$(938,931)	$(966,383)		$(99,051)		$(413,102)	$(512,153)

Other Segment Information
Interest expense		$5,596		$53,059	$58,655		$5,723		$21,401	$27,124
Loss on extinguishment of debt	$	---		$66,469	$66,469	$	---		$290,581	$290,581
Financing cost	$	---		$623,216	$623,216	$	---		$32,324	$32,324
Amortization of original issue and debt discounts on convertible notes	$	---		$234,584	$234,584	$	---		$63,552	$63,552
Change in fair value of derivative financial instruments	$	---		$(238,330)	$(238,330)	$	---		$5,412	$5,412

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
	NWC		HLYK		Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$1,751,584	$	---	$1,751,584		$1,473,639	$	---	$1,473,639
Medicare incentives		---		---	---		---		---	---
Total revenue		1,751,584		---	1,751,584		1,473,639		---	1,473,639

Operating Expenses
Salaries and benefits		1,099,356		683,153	1,782,509		1,025,333		443,878	1,469,211
General and administrative		630,901		1,393,264	2,024,165		619,112		749,906	1,369,018
Depreciation and amortization		16,438		1,364	17,802		16,858		765	17,623
Total Operating Expenses		1,746,695		2,077,781	3,824,476		1,661,303		1,194,549	2,855,852

Loss from operations		$4,889		$(2,077,781)	$(2,072,892)		$(187,664)		$(1,194,549)	$(1,382,213)

Other Segment Information
Interest expense		$17,298		$132,710	$150,008		$17,086		$47,835	$64,921
Loss on extinguishment of debt	$	---		$374,828	$374,828	$	---		$290,581	$290,581
Financing cost	$	---		$1,063,721	$1,063,721	$	---		$32,324	$32,324
Amortization of original issue and debt discounts on convertible notes	$	---		$633,982	$633,982	$	---		$194,120	$194,120
Change in fair value of derivative financial instruments	$	---		$(200,165)	$(200,165)	$	---		$5,412	$5,412

	As of September 30, 2018			As of December 31, 2017
Identifiable assets	$210,582	$950,339	$1,160,921	$269,424	$170,359	$439,783

During the three months ended September 30, 2018 and 2017, HLYK recognized revenue of $6,888 and $2,377, respectively, related to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched starting in the third quarter of 2017. Such revenue during the nine months ended September 30, 2018 and 2017 was $13,776 and $2,377, respectively. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$756,494	$756,494
Notes payable to related party		---		---	197,774	197,774
Derivative financial instruments		---		---	608,751	608,751

Total	$	---	$	---	$1,563,019	$1,563,019

	As of December 31, 2017
							Total
	Level 1		Level 2		Level 3		Fair Value
Convertible notes payable	$	---	$	---	$	---	$ ---
Notes payable to related party		---		---		---	---
Derivative financial instruments		---		---		398,489	398,489

Total	$	---	$	---		$398,489	$398,489

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017

Convertible notes payable	$(21,280)	$	---	$(96,698)	$	---
Notes payable to related party	(821)		---	(8,801)		---
Derivative financial instruments	(238,330)		---	(200,165)		---

Total	$(260,431)	$	---	$(305,664)	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

On October 18, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note”). The transaction closed on October 23, 2018. The $103k Note included $3,000 fees for net proceeds of $100,000. The $103k Note has an interest rate of 10% and a default interest rate of 22% and matures on April 18, 2019. The $103k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On October 16, 2018, the Company repaid the $57.8k Note II, including accrued interest, for a total payment of $81,850.

On October 18, 2018, the Company repaid the $53k Note III, including accrued interest, for a total payment of $75,039.

On October 31, 2018, the Company repaid the $68.3k Note, including accrued interest, for a total payment of $91,644.

On November 2, 2018, the Company repaid the $37k Note, including accrued interest, for a total payment of $49,144.

On November 5, 2018, the Company repaid the $63k Note II, including accrued interest, for a total payment of $89,198.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and other federal securities laws and are subject to substantial risks, uncertainties and assumptions. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our, “us” or “HLYK”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation setting the total number of authorized shares at 250,000,000 shares, which included up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares. The Company also previously had 2,953,840 designated shares of Series A Preferred Stock in 2014, which were converted into the 2,953,840 shares of the Company’s common shares on July 30, 2016.

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

The Company was formed for the purpose of acquiring NWC, and eventually developing its own online medical information system business as described above. Prior to the share exchange, NWC was an ongoing operation that had been in existence since 1996. NWC has generated revenues since its inception.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes the changes in our results of operations for the three months ended September 30, 2018 compared with the three months ended September 30, 2017:

	Three Months Ended September 30,		Change
	2018	2017	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$539,625	$480,723	$58,902	12%

Salaries and benefits	603,510	506,206	97,304	19%
General and administrative	896,754	480,614	416,140	87%
Depreciation and amortization	5,744	6,056	(312)	5%
Loss from operations	(966,383)	(512,153)	454,230	89%

Loss on extinguishment of debt	(66,469)	(290,581)	(224,112)	77%
Change in fair value of debt	(22,101)	---	22,101	100%
Financing cost	(623,216)	(32,324)	590,892	1,828%
Amortization of original issue and debt discounts on notes payable and convertible notes	(234,584)	(63,552)	171,032	269%
Change in fair value of derivative financial instruments	(238,330)	5,412	243,742	4,504%
Interest expense	(58,655)	(27,124)	31,531	116%
Total other expenses	(1,243,355)	(408,169)	835,186	205%

Net loss	$(2,209,738)	$(920,322)	$1,289,416	140%

Patient service revenue increased by $58,902, or 12%, from three months ended September 30, 2017 to 2018, primarily as a result of a 14% increase in gross billing.

Salaries and benefits increased by $97,304, or 19%, in 2018 primarily as a result of increased salary expense associated with NWC production pay, HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $416,140, or 87%, in 2018 primarily due to higher stock-based consulting fees and professional costs in 2018, as well as higher information technology, sales and promotional costs associated with the rollout of the HealthLynked Network.

Depreciation and amortization decreased by $312, or 5%, in 2018 primarily as a result property and equipment that was fully depreciated during 2018.

Loss from operations increased by $454,230, or 89%, in 2018 primarily as a result of increased HLYK headcount, higher stock-based consulting fees and professional costs associated with the rollout of the HealthLynked Network, offset by higher revenue from the medical practice.

Loss on extinguishment of debt decreased by $224,112, or 77%, in 2018. Loss on extinguishment of debt in 2018 arose from the repayment of five convertible notes. Loss on extinguishment of debt in 2017 arose from warrants issued in connection with the extension of the maturity date of three convertible notes.

Change in fair value of debt of ($22,101) in 2018 arose from the treatment of the extensions of the $550k Note, the $50k Note, the $111k Note and certain notes issued to Dr. Michael Dent as extinguishment and reissuance transactions, resulting these notes being carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost in 2018 arose from the excess of fair value of derivative instruments over net proceeds received from the July 2018 Private Placement transaction. Financing cost in 2017 arose from the issuance of three convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes.

Amortization of original issue and debt discounts increased by $171,032, or 269%, in 2018 as a result of the amortization of more convertible notes with larger discounts being amortized in 2018.

Change in fair value of derivative financial instruments increased by $243,742, or 4,504% as a result of (i) a loss on the change in fair value of derivative financial instruments in 2018 of $385,856 associated with the revaluation and reclassification to equity of derivatives assocaited with warrants issued in the July 2018 Private Placement, and (ii) changes in fair value of derivative financial instruments embedded in convertible promissory notes.

Interest expense increased by $31,531, or 116%, in 2018 as a result of increased interest on new convertible notes issued in 2018, as well as on new notes issued to Dr. Dent during the second half of 2017 and the first quarter of 2018.

Total other expenses increased by $835,186, or 205%, in 2018 primarily as a result of financing costs related to the July 2018 Private Placement and convertible notes issued in 2018, a loss on the change in fair value of derivative financial instruments in 2018 compared to a small gain in 2017 and higher amortization of discounts on outstanding convertible promissory notes in 2018.

Net loss increased by $1,289,416, or 140%, in 2018 primarily as a result of financing costs and higher amortization of debt discounts, as well as increased salaries, benefits and overhead costs associated with preparing for the HealthLynked Network product launch and public company costs. These increases were offset by an increase in revenue of $58,902, or 12%.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017:

	Nine Months Ended September 30,		Change
	2018	2017	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,751,584	$1,473,639	$277,945	19%

Salaries and benefits	1,782,509	1,469,211	313,298	21%
General and administrative	2,024,165	1,369,018	655,147	48%
Depreciation and amortization	17,802	17,623	179	1%
Loss from operations	(2,072,892)	(1,382,213)	690,679	50%

Loss on extinguishment of debt	(374,828)	(290,581)	84,247	29%
Change in fair value of debt	(105,499)	---	105,499	100%
Financing cost	(1,063,721)	(32,324)	1,031,397	3,191%
Amortization of original issue and debt discounts on notes payable and convertible notes	(633,982)	(194,120)	439,862	227%
Change in fair value of derivative financial instruments	(200,165)	5,412	205,577	3,799%
Interest expense	(150,008)	(64,921)	85,087	131%
Total other expenses	(2,528,203)	(576,534)	1,951,669	339%

Net loss	$(4,601,095)	$(1,958,747)	$2,642,348	135%

Patient service revenue increased by $277,945, or 19%, from nine months ended September 30, 2017 to 2018, primarily as a result of a 17% increase in gross billing from existing physicians.

Salaries and benefits increased by $313,298, or 21%, in 2018 primarily as a result of increased salary expense associated with medical practice production pay, HLYK’s overhead and formation of the HLYK sales team.

General and administrative costs increased by $655,147, or 48%, in 2018 primarily due to higher stock-based consulting fees and professional costs in 2018, as well as higher information technology, sales and promotional costs associated with the rollout of the HealthLynked Network.

Depreciation and amortization increased by $179, or 1%, in 2018 primarily as a result of new property and equipment acquisitions in 2017.

Loss from operations increased by $690,679, or 50%, in 2018 primarily as a result of increased HLYK headcount, higher stock-based consulting fees and professional costs associated with the rollout of the HealthLynked Network, offset by higher revenue from the medical practice.

Loss on extinguishment of debt in 2018 arose from an extinguishment loss in the amount of $348,938 related to the extension of debt issued to Dr. Michael Dent, as well as extinguishment losses totaling $152,415 related to the extension of convertible notes, and gains of $126,525 related to the write-off of derivative liabilities associated with nine convertible notes repaid during the period. Loss on extinguishment of debt in 2017 arose from warrants issued in connection with the extension of the maturity date of three convertible notes.

Change in fair value of debt of $105,499 in 2018 arose from the treatment of the extensions of the $550k Note, the $50k Note, the $111k Note and certain notes issued to Dr. Michael Dent as extinguishment and reissuance transactions, resulting these notes being carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost in 2018 arose from the excess of fair value of derivative instruments over net proceeds received from the July 2018 Private Placement transaction, as well as from the issuance of 12 convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. Financing cost in 2017 arose from the issuance of three convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes.

Amortization of original issue and debt discounts increased by $439,862, or 227%, in 2018 as a result of the amortization of more convertible notes with larger discounts being amortized in 2018.

Change in fair value of derivative financial instruments increased by $205,577, or 3,799%, as a result of (i) a loss on the change in fair value of derivative financial instruments in 2018 of $385,856 associated with the revaluation and reclassification to equity of derivatives associated with warrants issued in the July 2018 Private Placement, and (ii) changes in fair value of derivative financial instruments embedded in convertible promissory notes.

Interest expense increased by $85,087, or 131%, in 2018 as a result of increased interest on new convertible notes issued in 2018, as well as on new notes issued to Dr. Dent during the second half of 2017 and the first quarter of 2018.

Total other expenses increased by $1,951,669, or 339%, in 2018 primarily as a result of financing costs related to the July 2018 Private Placement and convertible notes issued in 2018, a loss on the change in fair value of derivative financial instruments in 2018 compared to a small gain in 2017 and higher amortization of discounts on outstanding convertible promissory notes in 2018.

Net loss increased by $2,642,348, or 135%, in 2018 primarily as a result of financing costs, amortization of debt discounts and changes in fair value of derivative financial instruments, as well as increased salaries, benefits and overhead costs associated with preparing for the HealthLynked Network product launch and public company costs. These increases were offset by an increase in revenue of $277,945, or 19%.

Liquidity and Capital Resources

Going Concern

As of September 30, 2018, we had a working capital deficit of $629,205 and accumulated deficit $9,306,325. For the nine months ended September 30, 2018, we had a net loss of $4,601,095 and net cash used by operating activities of $1,910,098. Net cash used in investing activities was $201. Net cash provided by financing activities was $2,663,784, resulting principally from $2,520,192 proceeds from the sale of common stock, $805,500 net proceeds from the issuance of convertible notes, $101,450 net proceeds from related party loans and $73,500 net proceeds from the issuance of notes payable.

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

As further discussed below in “Significant Liquidity Events,” in July 2018, we completed a Private Placement (the “July 2018 Private Placement”) and received net proceeds of $1,774,690. Moreover, in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the nine months ended September 30, 2018, we received $327,818 from the proceeds of the sale of 1,856,480 shares pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from (i) the July 2018 Private Placement, (ii) the put rights associated with the Investment Agreement, and (iii) other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which have an aggregate face value of $1,249,500 as of September 30, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through September 30, 2018, we have funded our operations principally through a combination of convertible promissory notes, promissory notes, related party debt and private placements of our common stock, as described below.

July 2018 Private Placement

On July 17, 2018, we completed the July 2018 Private Placement pursuant to which we sold the following securities: (1) an aggregate of 3,900,000 shares of our common stock, par value $0.0001 per share, (2) Pre-Funded Warrants to purchase an aggregate of 4,100,000 shares of our common stock with an exercise price of $0.0001 and a term of five-years, (3) Series A Warrants to purchase up to an aggregate of 8,000,000 shares of our common stock with an exercise price of $0.25 per share (subsequently reset to $0.2233 on the Repricing Date) and a term of five years, and (4) Series B Warrants to purchase up to a maximum of 17,000,000 shares of our common stock (subsequently reset at 2,745,757 pursuant to the terms of such warrants) at an exercise price of $0.0001. Net proceeds to the Company were $1,774,690. The Company also issued to the placement agent 640,000 Series A Warrants with the same terms as the investor’s Series A Warrants and Series B Warrants to purchase up to a maximum of 219,661 shares of Company common stock at an exercise price of $0.0001.

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the nine months ended September 30, 2018, we received $327,818 from the proceeds of the sale of 1,856,480 shares pursuant to the Investment Agreement.

Other Sales of Common Stock

During 2017, we sold 5,873,609 shares of common stock in private placement transactions to 18 investors and received $821,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.30 per share.

During the nine months ended September 30, 2018, we sold 3,534,891 shares of common stock in six separate private placement transactions. We received $417,500 in proceeds from the sales, which were transacted at share prices between $0.085 and $0.35 per share. In connection with these stock sale, we also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

Convertible Notes Payable

As of September 30, 2018, we had outstanding convertible notes payable with aggregate face value of $1,249,500 maturing between October 2018 and December 2019, as follows:

		Interest	Conversion
	Face Value	Rate	Discount	Term

$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2019
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2019
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2019
$171.5k Note - October 2017	171,500	10%	35%	December 31, 2019
$57.8k Note - January 2018	9,250	10%	40%	*
$57.8k Note - April 2018	57,750	10%	28%	*
$53k Note II - April 2018	53,000	10%	39%	*
$68.3k Note - May 2018	68,250	10%	40%	*
$37k Note May 2018	37,000	10%	40%	*
$63k Note II - May 2018	63,000	10%	39%	*
$78.8k Note - May 2018	78,750	10%	40%	May 24, 2019
	$1,249,500

* - Note was fully repaid or converted subsequent to September 30, 2018.

During the nine months ended September 30, 2018, we repaid nine notes with aggregate face value of $649,750 and one holder converted principal in the amount of $48,500 on another note payable.

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

The capital from the July 2018 Private Placement was raised for the purpose of technology enhancement, sales and marketing initiatives and for our planned acquisition strategy. Beginning in the fourth quarter of 2018 and first quarter of 2019, we plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. We expect to initially target practices in Florida with at least $1 million in annual revenue and that demonstrate at least three current consecutive years of strong profitability.

We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company. We plan on raising additional capital to fund our recently disclosed acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2019. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and all of Iconic Holdings LLC convertible notes payable with an aggregate face value of $1,751,750 have been extended until December 31, 2019.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by the July 2018 Private Placement in addition to the cash received by us from the put rights associated with the Investment Agreement. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from outside parties and the conversion of such related party notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and September 30, 2018, our daily trading volume averaged approximately 93,000 shares per day. Based upon increases in our volume since the end of 2017, Iconic Holdings has increased our maximum amount to access on the equity line from $150,000 maximum to $300,000 maximum. We project that amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will be sufficient to meet our capital requirements.

Historical Cash Flows

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(1,910,098)	$(1,131,324)
Investing Activities	(201)	(13,238)
Financing activities	2,663,784	1,102,021
Net increase (decrease) in cash	$753,485	$(42,541)

Operating Activities – During the nine months ended September 30, 2018, we used cash from operating activities of $1,910,098, as compared with $1,131,324 in the same period of 2017. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in professional and other overhead costs associated with preparing for product launch and operating as a public company in 2018.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $201 in the nine months ended September 30, 2018 and $13,238 in the nine months ended September 30, 2017 are comprised of computer equipment and furniture.

Financing Activities – During the nine months ended September 30, 2018, we realized $805,500 net proceeds from the issuance of convertible notes, $2,520,192 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $101,450 proceeds from related party loans, and $73,500 from notes payable. We also made repayments of $649,750 against convertible notes, $165,876 against notes payable, $9,000 against related party loans and $12,232 on capital lease obligations.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the nine months ended September 30, 2018.

Other Outstanding Obligations

Warrants

As of September 30, 2018, 47,822,207 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of September 30, 2018, 3,707,996 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of September 30, 2018 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2018 (October to December)	$67,758	$6,116	$73,874
2019	273,856	18,348	292,204
2020	162,055	3,058	165,113
2021	---	---	---
2022	---	---	---

Total	$503,669	$27,522	$531,191

Operating lease commitments relate to three leases in Naples, Florida. First, the Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company entered into an agreement with MOD pursuant to which the Company will pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees. The agreement was effective from January 1, 2017 through July 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report.

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

On July 11, 2018, the Company and the issuer of three previously-issued convertible promissory notes (dated July 7, 2016 with a face value of $550,000, July 7, 2016 with a face value of $50,000 and May 22, 2017 with a face value of $111,000 ) entered into an Amendment agreement related to these notes, pursuant to which the holder agreed to extend the maturity date of the three notes until July 31, 2019 in exchange for (i) a three-year warrant to purchase 200,000 Company shares at an exercise price of $0.25, and (ii) a three-year warrant to purchase 300,000 Company shares at an exercise price of $0.50.

On July 13, 2018, the Company and the issuer of three previously-issued convertible promissory notes (dated July 7, 2016 with a face value of $550,000, July 7, 2016 with a face value of $50,000 and May 22, 2017 with a face value of $111,000 ) entered into a second Amendment agreement, pursuant to which the holder agreed to further extend the maturity date of these notes until December 31, 2019 in exchange for (i) three-year warrant to purchase 175,000 Company shares at an exercise price of $0.25, and (ii) three-year warrant to purchase 75,000 Company shares at an exercise price of $0.50.

On July 18, 2018, we completed the July 2018 Private Placement pursuant to which we sold the following securities: (1) an aggregate of 3,900,000 shares of our common stock, par value $0.0001 per share, (2) Pre-Funded Warrants to purchase an aggregate of 4,100,000 shares of our common stock with an exercise price of $0.0001 and a five-year life, (3) Series A Warrants to purchase up to an aggregate of 8,000,000 shares of our common stock with an exercise price of $0.25 per share (subsequently reset to $0.2233 on the Repricing Date) and a term of five years, and (4) Series B Warrants to purchase up to a maximum of 17,000,000 shares of our common stock (subsequently set at 2,745,757 on the Repricing Date) at an exercise price of $0.0001. Net proceeds to the Company were $1,774,690. The Company also issued to the placement agent 640,000 Series A Warrants with the same terms as the investor’s Series A Warrants and Series B Warrants to purchase up to a maximum of 1,360,000 shares of Company common stock at an exercise price of $0.0001.

On August 7, 2018, the Company prepaid the balance on a convertible promissory note dated February 2, 2018 with a face value of $112,750 and also issued the holder a 3-year warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.25 in connection with the extinguishment.

On August 15, 2018, the Company sold 285,714 shares of common stock in private placement transactions to an investor and received $100,000 in proceeds from the sale. The shares were issued at a share price of $0.35 per share. In connection with the stock sale, the Company also issued 142,857 five-year warrants to purchase shares of common stock at an exercise price of $0.45 per share.

On August 16, 2018, the Company prepaid the balance on a convertible promissory note dated February 13, 2018with a face value of $83,000 and also issued the holder a 5-year warrant to purchase 237,143 shares of Company common stock at an exercise price of $0.35 in connection with the extinguishment.

On August 20, 2018, the Company issued 400,000 five-year warrants with an exercise price of $0.35 to a consultant for services performed. The fair value of the warrants was $145,861, which was recognized at issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Securities Purchase Agreement with Morningview Financial LLC dated January 2, 2018
10.2	Convertible Promissory Note with Morningview Financial LLC dated January 2, 2018
10.3	Securities Purchase Agreement with Auctus Fund LLC dated February 2, 2018
10.4	Convertible Promissory Note with Auctus Fund LLC dated February 2, 2018
10.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.6	Securities Purchase Agreement with EMA Financial LLC dated February 13, 2018
10.7	Convertible Promissory Note with EMA Financial LLC dated February 13, 2018
10.8	Form of Warrant Agreement issued to Dr. Michael Dent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
10.9	Securities Purchase Agreement with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.10	Convertible Promissory Note with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.11	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 2, 2018 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.12	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 2, 2018 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.13	Form of Securities Purchase Agreement with Morningview Financial LLC dated April 16, 2018 (Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)

Exhibit No.	Exhibit Description
10.14	Form of Convertible Promissory Note with Morningview Financial LLC dated April 16, 2018 (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.15	Form of Securities Purchase Agreement with One44 Capital LLC dated April 18, 2018 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.16	Form of Convertible Promissory Note with One44 Capital LLC dated April 18, 2018 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.17	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 18, 2018 (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.18	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 18, 2018 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.19	Form of Securities Purchase Agreement with LG Capital Funding LLC dated May 3, 2018 (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.20	Form of Convertible Promissory Note with LG Capital Funding LLC dated May 3, 2018 (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.21	Form of Securities Purchase Agreement with Cerberus Finance Group Ltd. dated May 7, 2018 (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.22	Form of Convertible Promissory Note with Cerberus Finance Group Ltd. dated May 7, 2018 (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.23	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 9, 2018 (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.24	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 9, 2018 (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.25	Form of Securities Purchase Agreement with Adar Bays LLC dated May 24, 2018 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2018)
10.26	Form of Convertible Promissory Note with Adar Bays LLC dated May 24, 2018 (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2018)
10.27	Extension Letter Agreement, dated July 1, 2018, by and among HealthLynked Corp. and the George O’Leary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2018)
10.28	Amendment #4 to Investment Agreement, dated June 19, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2018)
10..29	Securities Purchase Agreement, dated July 16, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.30	Registration Rights Agreement, dated July 16, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.31	Form of Series A Warrant (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.32	Form of Series B Warrant (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.33	Form of Pre-Funded Warrants (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.34	Amendment to Notes, dated July 16, 2018 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.35	Amendment to Note, dated July 16, 2018 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.36	Press Release, dated July 19, 2018 (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2018

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

