Form 10-K
period 2018-12-31
HealthLynked Corp
filed 2019-04-01
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone number, including area code: 239-513-1992

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,941,473, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.30549. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 27, 2019, there were 93,142,418 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

i

PART I.

Item 1. Business

Overview

HealthLynked Corp. is a growth stage company incorporated in the state of Nevada on August 6, 2014. We operate a cloud-based Patient Information Network (PIN) and record archiving system, referred to as the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud based system. Through our website, www.HealthLynked.com and our mobile apps, patients can complete a detailed online personal medical history including past surgical history, medications, allergies, and family medical history. Once this information is entered, patients and their treating physicians are able to update the information as needed, to provide a comprehensive and up to date medical history.

We believe that the HealthLynked Network offers several advantages to patients and physicians not available in the market today. We provide a comprehensive marketing solution allowing physicians to market to both active and inactive patients, and an easy to use connection at the point of care through our patient access HUB. Patient members can access medical newsfeeds and groups. Our real-time appointment scheduling application allows for patients to book appointments online with participating healthcare providers. Our database and record archives allow for seamless sharing of medical records between healthcare providers and keeps patients in control of shared access. In the HealthLynked Network, parents can create accounts for their children that are linked to their family account, allowing them to provide access to healthcare providers, track vaccination records, allow hospitals and schools access to important medical information in case of emergencies. The HealthLynked Network will be accessible 24 hours a day, 7 days a week, via the internet and on mobile applications for both Android and IOS devices. We believe this type of accessibility is important for schools and during office visits, but more important, in times of a medical emergency.

We anticipate that our system will also provide for 24-hour access to medical specialist healthcare providers who can answer medical questions and direct appropriate care to paying members. In addition to 24-hour access, patients may also schedule telemedicine consultations at set times with participating healthcare providers who have expertise in various specialized areas of medicine. Participating physicians can elect to allow patients to request online appointments either via our real-time app or by setting, in their administrator dashboard panel, times and days of the week that patients may request appointments. Appointment requests are then sent by our system to an email address specified by the physician’s office, who are then requested to follow up to confirm these appointment requests or automatically accept the appointment request.

HealthLynked has created 880,000 physician base profiles for most physicians in the United States. Physicians’ HealthLynked profiles are searchable on the Internet. Physicians claim their profiles confirming the accuracy of the information free of charge.

There are three type of providers in the HealthLynked Network: in-network, out of network and participating providers. All physicians can claim their profile and update basic information online and add videos and images of their profile. Once a provider has claimed their profile they are considered in-network. Providers that opt pay a monthly fee for access to the full range of HealthLynked Network services, which include online scheduling, marketing services and analytics about their practice performance.

HealthLynked provider profiles enable participating providers to market directly to patients through our patient access HUB and online marketing services to recruit new patients and reengage with former patients. Physician practices generate more income the more patients they treat, so maximizing efficiency and patient turnover is critical to increasing total revenues and profitability. As such, we believe that our system will enable physicians to reduce the amount of time required to process patient intake forms, as patients will no longer be required to spend ten to thirty minutes filling out forms at each visit, and the practices’ staffs will not need to input this information multiple times into their electronic medical records systems. Patients complete their online profiles once, and thereafter, they and their physicians are able to update their profiles as needed. Physicians’ participating in the HealthLynked Network are required to update the patient records within 24 hours of seeing the patient. The information is organized in an easy to read format in order that a physician be able to review the necessary information quickly during, and prior to, patient visits, which in turn facilitates a more comprehensive and effective patient encounter.

Patient data is stored in conformity with the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated under each by the U.S. Department of Health and Human Services, Office of Civil Rights (collectively, “HIPAA”). The network utilizes Amazon AWS infrastructure which uses Amazon “HIPPA” complaint servers along with Amazon RDS with LAMP, HTML5 and several JavaScript frameworks, including Angular and React. Recommendations for end users are 512 kbps+ internet connection speed and a web browser such as Google Chrome, Internet Explorer, Mozilla Firefox, Safari or handheld devices such as iOS devices, android phones or tablets. Our developers utilize third party controls for functionality and user interface where the use of those controls adds value to the system beyond custom creation of new tools. We intend to adjust forward compatibility for major browser version updates, new browsers, operating system updates or new operating system as needed. The HealthLynked Network is EMR agnostic, and is compatible with all electronic medical records systems, allowing for minimal barriers to participation and broader penetration of the market.

Acquisition of NWC

In August 2014, we acquired the NWC, an OB/GYN practice in Naples, Florida that was established in 1996.

This acquisition provided a foundation for ongoing development of the HealthLynked Network by allowing us to register NWC’s approximately 6,000 active patients and 6,500 inactive patients and to utilize the expertise of our employed physicians to help in the design and strategy for deployment of the HealthLynked Network. It is anticipated that future medical practices may be acquired from time to time as we see fit to further develop, test and deploy the HealthLynked Network into new strategic regional areas throughout the country.

Through NWC, we also provide Obstetrical and Gynecological medical services to patients in the South West Florida region. NWC currently employs four OB/GYN physicians and two ARNP nurse practitioners. The services offered include obstetrical services for high and low risk patients, in office ultrasonography, and prenatal testing. Gynecological services include general physical exams, surgical procedures such as hysterectomy, bladder incontinence procedures, pelvic reconstruction, sterilization, endometrial ablation, advanced robotic surgery, contraceptive management and infertility testing and treatment.

The HealthLynked Network- How It Works

Our system walks patients through a series of easy to use pages with point and click selections and drop-down menus that allow them to enter their past medical history, past surgical history, allergies, medications, and family medical history. In addition, members can create accounts for children under the age of 18 and keep track of required visits and vaccines. Members select physicians, schools, hospitals and other parties to whom they wish to grant access to their records. This access can be either ongoing, or restricted by time and date, in accordance with the patient’s control settings.

Physicians are required to have a claimed active account in order to access patients’ online records and receive referrals for new patients. Once a patient has granted their physician access to their medical charts, office intake paperwork can be downloaded by the physician without the need for the patient to fill out lengthy and repetitive paperwork. Upon completion of the office visit, providers are required to upload the medical record into the online patients’ file within 24 hours via eFax, APIs with select EMRs or through the HealthLynked Portal. Each patient’s account has a unique bar code that when faxed into our system is recognized for that patient, and archived in the patient’s chart, by date and provider. The HealthLynked Network is independent of any EMR system and physicians only require a fax machine or computer to participate, allowing for minimal barriers to participation and broader penetration of the market.

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

Benefits for Multiple Constituencies

We believe that the HealthLynked Network provides numerous benefits for patients and their relatives, medical providers, hospitals, emergency rooms and schools.

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free

●	Easy online scheduling of appointments

●	Real-time booking for appointments available within 4 hours

●	Keep track of co-pays and deductibles on insurance plans

●	More accurate and detailed personal medical history
●	Complete medication lists with dosing and warnings of potential drug interactions

●	Ability to create accounts for children, and track recommended health screenings and vaccines

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paper work

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network

●	Patients can access family members’ records in the event of illness or accident

●	Access to telemedicine for medical consultations and appointments for fee paying members

●	24 hour nurse hotline available for fee paying members

Benefits for physicians and providers:

●	More accurate patient medical history including past medical records

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	A detailed and accurate medications list from patients

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues

●	Referral source for new patients

●	Online marketing profiles

●	Comprehensive Marketing to active and inactive patients

●	SEO and marketing options

●	Co-pay and deductible information on patients’ insurance plans will be readily available

●	Additional revenue stream from signing up new patients

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients

●	Low membership fees of $300 - $400 per month per provider during the first year

●	Patient Access Hub “PAH” (provisional patent pending) is provided to physician offices free of charge to provide free Wi-Fi for their patients. Patient analytics are provided to physician members.

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are not conscious to provide a complete medical history

●	Information on traveling patients who present to a hospital in an emergency situation

●	Online access to patient information 24 hours a day, 7 days a week

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	No new equipment required

Benefits for schools:

●	Access by authorized school officials to students’ medical histories

●	Linked access to students’ primary care physicians

●	Access to vaccination records

●	Allergy and medication tracking

●	Emergency contact information of family members

Benefits for parents:

●	Complete children profiles

●	Access given to schools in case of medical emergences

●	List of allergies available to those granted access

●	Vaccine records available to those granted access

●	Recommended health screenings

●	Journal for health log and milestones through news feeds and groups

Business Model

Our business model is focused on market penetration and recruiting physicians and patients to use our system for archiving patient medical records, comprehensive marketing to active and inactive patients, a way to connect on a regular basis utilizing news feeds and groups, accessing new patients, and for on-line “real-time” scheduling physician appointments.

We currently charge physicians $300 - $400 per month to participate in the network. Physicians upload their patients into a secure patient portal to market to their active and inactive patients. They initially send to all their patients an email inviting them to claim their HLYK profile free of charge, update their profiles and bring it with them to their next visit to the physician’s office.

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

Pursuant to our business strategy, we acquired NWC to begin deployment of the HealthLynked Network and register NWC’s approximately 6,000 active patients and 6,500 inactive patients into the HealthLynked system. While we expect to generate minimal revenues from physician fees related to such deployment in fiscal 2019, we anticipate that establishing the patient database will be a valuable marketing tool for telesales to physician practices. During the second half of 2018, we had one physician who did not renew her contract, one physician who went out on an unexpected disability leave, and another physician who retired. Notwithstanding the unexpected losses of three physicians, with the assistance of the HealthLynked Network in marketing to former patients, we were able to increase practice revenue from 2017 by 7%. By the second quarter of 2019, we expect to have all three physicians replaced, and will then plan to further expand NWC by engaging two to five additional physicians and project, although no assurance can be given, that by 2021 NWC will generate annual aggregate net revenues of between $3,500,000 and $5,000,000. We believe that targeting women’s practices to market HealthLynked is one of the best approaches as women generally make most of the healthcare decisions for their families.

Sales Strategy

During the fourth quarter of 2018, the Company developed a more efficient strategy regarding the marketing of the HealthLynked Network utilizing its patient access hub technology:

●	Eliminated the direct sales force, reducing our burn rate by approximately $50,000 per month

●	Adopted a more efficient telesales model for bringing on physicians “in network” to the HealthLynked Network, including the following:

o	Starting with physicians claiming their existing base profiles, confirming accuracy, and opting to be an “in network” provider free of charge

o	Providing Patient Access Hub (“PAH”) offering Wi-Fi to the practice patients free of charge

o	Providing patient analytics off the PAH to provider members

o	SEO/SEM campaigns direct to physician practices

o	Participation in healthcare events that offer CME credits to physicians is another excellent vehicle that we are using to introduce HLYK and our network to physicians. We anticipate one event per quarter as part of our marketing plan.

o	Focusing on comprehensive marketing to physicians active and inactive patients to improve retention and significantly increase practice revenue

o	Physicians upload patients in secured HLYK portal and send email for patients to claim their HLYK profile and update it to bring into the office for their next visit.

o	Use of HealthLynked Network for on-line appointment scheduling for patients

●	Direct to patient marketing:

o	SEO/SEM campaigns direct to patients

●	Affiliated marketing campaigns

●	Co-marketing with MedOfficeDirect (a virtual distributor of medical supplies to the general public and to physicians’ offices that is affiliated with our management team)

After 1.5 years of direct sales efforts, during the fourth quarter of 2018, we decided to eliminate the entire direct sales force after developing a more efficient and effective strategy for onboarding new in-network providers which eliminating $650,000 of annual cost. During the second quarter of 2019 we are planning to deploy our Patient Access Hub ‘PAH” (provisional patent pending) providing free Wi-Fi to the practice patients at no cost to our in-network physicians. Physician members will receive patient analytics from the PAH and we anticipate by the fourth quarter of 2019 we will be attracting 1,000 physicians and 300,000 patients per quarter utilizing the patient access hub.

PAH analytics will include information such as most popular days, most popular times of day, patient wait times per physician, patient mix, and social media footprint, to name a few.

Healthcare events that offer continuing medical education (“CME”) credits to Physicians have proven to be an excellent target market for our services and we plan to continue with this strategy of at least one event per quarter going forward.

Our projected rapid growth over the next five years is due in large part to our roll out and utilization of the Patient Access Hub in medical practices.

Our marketing efforts towards physicians will emphasize how our systems can provide patient analytics, increase practice revenues, improve office efficiencies, and improve the accuracy of recorded patients’ medical histories.

Once a physician agrees to become a paying member, they will put all their patients in a secured portal in the cloud, and email them to claim their profile, update it and bring it in for their next office visit. As mentioned above, access to the HealthLynked Network is free for patients. The physicians will then market to their active and inactive patients and it is anticipated that physicians will generate up to $100,000 in incremental annual revenue for an investment of $4,800 per year.

In combination with our telesales efforts described above, we intend to also utilize internet based search engine marketing an optimization (SEM/SEO) to increase our presence in certain targeted geographical areas. These campaigns will be focused on both physicians and patients. We believe that direct to consumer marketing through email campaigns will be an effective way to build interest and drive patient and physician demand for our services. We anticipate that we will be able to foster faster market penetration and increase demand for our services by marketing to “both sides”, the consumer and the practitioner once the telesales model is solidified.

Our campaigns will direct patients to look for physicians in the HealthLynked Network to ensure that they maintain the accuracy and completeness of their medical records. Our system will further allow patients to search for “in-network” physician providers and schedule online “real-time” appointments via our system. We believe that physicians in the HealthLynked Network will see an increase in new patients as a result of their participation and as more patients claim their profiles from the use of the PAH and the physicians’ initial emails to patients, the value to physicians of joining our network will increase from not only existing patient marketing, but also for acquisition of new patients in the HealthLynked Network.

We believe that affiliated marketing campaigns will be very helpful in attracting new users and increasing market awareness. We intend to partner with pharmaceutical companies, medical distributors, insurance companies; medical societies and others to cross market our products.

Intellectual Property

We have registered “HealthLynked” and our corporate logo as a service mark with the United States Patent and Trademark Office (the “USPTO”). We also filed a provisional patent application for the use of our Patient Access Hub filed on March 6, 2019 with the USPTO. We plan to file other patent applications as needed to protect our technology as soon as the technology is launched, which is currently anticipated to be during the third and fourth quarters of 2019.

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

Employees

As of March 15, 2019, we had 26 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

Competition

The markets for our products and services are highly competitive, and are characterized by rapidly evolving technology and product standards, as well as frequent introduction of new products and services. All of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do.

Our principal existing competitors include but are not limited to ZocDoc, Inc., AthenaHealth Inc., All-scripts Healthcare Solutions, Inc., Cerner Corporation, Epic Systems Corporation, Teledoc Health Inc. and Veritone Inc. In addition, we expect that major software information systems companies, large information technology consulting service providers, start-up companies, managed care companies and others specializing in the health care industry may offer competitive products and services.

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

Amazon, Google, and Apple have also announced their intention to enter into the digital healthcare space, including in the area of patient health records.

Government Regulation

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we are found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. Moreover, healthcare reform continues to attract significant legislative interest, regulatory activity, new approaches, legal challenges and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Licensing and Certification

The state of Florida imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare practices. We may have to obtain regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We are also required to meet applicable Medicaid provider requirements under state laws and regulations and Medicare provider requirements under federal laws, rules and regulations.

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, relating to government-sponsored or funded healthcare programs, or “GHC Programs,” impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state agencies. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted or expanded healthcare fraud and abuse laws.

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

Pursuant to HIPAA, the U.S. Department of Health and Human Services, Office of Civil Rights (“HHS”) has adopted standards to protect the privacy and security of individually identifiable health information, known as the Privacy Standards and Security Standards. HHS’ Privacy Standards apply to medical records and other individually identifiable health information in any form, whether electronic, paper or oral, that is used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses, which are known as “Covered Entities.” We have implemented privacy policies and procedures, including training programs, designed to be compliant with the HIPAA Privacy Standards.

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

In February 2009, Congress enacted the Health Information Technology for Economic and Clinical Health Act, or “HITECH.” Among other changes to the law governing protected health information, HITECH strengthened and expanded HIPAA, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information, and imposed a number of privacy and security requirements directly on third-parties that perform functions or services for us or on our behalf. Specifically, HITECH requires that Covered entities report any unauthorized use or disclosure of protected health information that meets the definition of a breach, to the affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that business associates report breaches to their Covered Entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. Final regulations implementing the HITECH requirements were issued in January 2013. We have privacy policies and procedures aimed at ensuring compliance with HITECH requirements. In addition to the federal HIPAA and HITECH requirements, numerous other state and certain other federal laws protect the confidentiality of patient information, including state medical privacy laws, state social security number protection laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws.

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

Item 1A. Risk Factors

Forward-Looking Statements

All statements contained in this Annual Report on Form 10-K, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, but not limited to, statements containing the word “believe,” “anticipate,” “expect” and word of similar import. These statements are based on certain assumptions and analyses made by the Company in light of its experience and assessment of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

FINANCIAL AND GENERAL BUSINESS RISKS

Our subsidiary the Naples Women’s Center, currently our only source of income, has incurred losses in the past and may not be able to achieve profitability in the future.

Even though our NWC subsidiary was established in 1996, it is subject to many of the risks inherent in the practice of medicine. We cannot give any assurance that NWC’s operations will continue as currently intended and no assurance can be given that we can continue to receive reimbursement from third party payers. Further, changes in Healthcare regulations in the coming years may negatively impact our operations. NWC realized segment loss from operations for the years ended December 31, 2017 and 2018. During the second half of 2018, we had one physician who did not renew her contract, one leave due to an unexpected disability, and a third leave due to early retirement. Even with these losses, NWC experienced 7% revenue growth in 2018. By the second quarter of 2019, we expect to have all three physicians replaced and then we plan to hire approximately two to five additional new physicians over the next two to five years, which will result in increased costs and expenses, which may result in future operating losses.

We may never be able to implement our proposed online personal medical information and archiving system and as such, an investment in us at this stage of our business is extremely risky.

The HealthLynked Network was launched in 2018 with positive early results. We have over 200 physicians “in network” and over 475,000 patients. We continually develop additional functionality of the Network. However, we cannot predict the scale of how many physicians and patients will adopt our technology, or even when they do, the timing of such large scale adoption. Further, it is possible that other competitors with greater resources could enter the market and make it more difficult for us to attract or keep customers. Consequently, at this phase of our development, our future is speculative and depends on the proper execution of our business model, including our deployment of the Patient Access Hub.

No assurance can be given that we will be able to timely repay the amounts due on convertible notes outstanding.

At the present time, no assurance can be given that we will earn sufficient revenues or secure the necessary financing, if needed, to timely pay the amounts owed under convertible notes outstanding. Our convertible notes outstanding issued in 2016 and 2017 with an aggregate face value of $711,000 are secured by substantially all of our assets, including, but not limited to, receivables of NWC, machinery, equipment, contracts rights, and letters of credits. If we fail to timely repay the amounts owed under the these convertible notes, which mature on December 31, 2019, a default may allow the lender under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt. As of December 31, 2018, we had convertible notes payable with an aggregate face value of $1,394,500 with maturities between July 30, 2019 and December 31, 2019. We expect to repay these obligations from outside funding sources, including but not limited to amounts available upon the exercise of the Put Right granted to us under the Investment Agreement, sales of our equity, loans from related parties and others, or to satisfy convertible notes payable through the issuance of shares upon conversion pursuant to the terms of the respective convertible notes payable. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes payable before they mature. In order to access cash available under the Investment Agreement or satisfy the convertible notes payable through the issuance of shares upon conversion, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. If we are unable to meet these requirements, we will not have access to funds under this arrangement.

We have substantial future capital needs and our ability to continue as a going concern depends upon our ability to raise additional capital and achieve profitable operations.

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital requirements through the third quarter of 2019. As of December 31, 2018, we had a working capital deficit of $2,983,926 and accumulated deficit $10,501,055. For the year ended December 31, 2018, we had a net loss of $5,790,835 and net cash used by operating activities of $2,356,186. We anticipate that we will need an additional $3,500,000 in 2019 to properly execute our business and acquisition plan and service debt maturing in 2019 of which most matures December 31, 2019. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, make acquisitions, hire employees, respond to competitive pressures, acquire technologies or respond to unanticipated requirements. Management’s plans include attempting to improve our profitability and our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to increase our cash balances. However, there can be no assurance that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results. Further, we may seek to raise additional funds through the issuance of equity securities, in which case, the percentage ownership of our shareholders will be reduced and holders may experience additional dilution in net book value per share.

Our future success depends on our ability to execute our business plan by fully developing our online medical records platform and recruiting physicians and patients to adopt and use the system. However, there is no guarantee that we will be able to successfully implement our business plan.

Our operations to date have been limited to the medical services provided by the NWC. We have not yet demonstrated our ability to successfully develop or market the online medical records platform we seek to provide through the HealthLynked Network. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth in our physician network over the next five years based on aggressively increasing our marketing efforts. We currently maintain a small in house programming, IT, administrative and sales personnel. The capacity to service the online medical records platform and our expected growth, including growth via acquisition, may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified employees, management and other personnel. Failure to do so, or to satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

The departure or loss of Dr. Michael Dent could disrupt our business.

During 2018, we depended heavily on the continued efforts of Dr. Michael Dent, Chief Executive Officer and Chairman of the Board, who provided us with a total of $101,450 and $338,470 in working capital during the year ended December 31, 2018 and 2017, respectively. Dr. Dent is also essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a four-year written employment contract with Dr. Dent effective July 1, 2016, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

We recently eliminated our direct sales force and moved to a telesales model, which may not be successful.

We eliminated our entire sales force in the fourth quarter of 2018 and adopted a telesales model. Although this change reduced our annual burn rate by an estimated $650,000 annually, there is no assurance that our more cost-efficient telesales model will be effective, and this could have a negative effect on the business and its growth.

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

To manage our anticipated future growth effectively, we will need to enhance our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations. We also must engage and retain a significant number of qualified professional services personnel, software engineers, technical personnel, and management personnel. Failure to manage our rapid growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce client or user satisfaction; limit our ability to respond to competitive pressures; and could also result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.

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

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have submitted the application for our first provisional patent for our Patient Access Hub and intend to submit other patent applications covering our integrated technology during 2019, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

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

Information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. A failure in, or a breach of our information systems as a result of cyber-attacks could disrupt our business, result in the release or misuse of confidential or proprietary information, damage our reputation, and increase our administrative expenses. Although we plan to have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition and results of operations.

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

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the FCA.

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

The Affordable Care Act also remains subject to continuing legislative scrutiny, including efforts by Congress to further amend or repeal a number of its provisions as well as administrative actions delaying the effectiveness of key provisions. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

During the second half of 2018, we had one physician who did not renew her contract, one leave due to an unexpected disability, and a third leave due to early retirement. Although, we expect to have these three physicians replaced by the second quarter of 2019, this physician turnover negatively impacted our third and fourth quarter 2018 revenues. As part of our business plan, we may acquire other medical practices as we see fit to further develop, test and deploy the HealthLynked Network into new strategic regional areas throughout the country. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service execute our business plan may be adversely affected.

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

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See “Professional and General Liability Coverage.”

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

Currently, Dr. Dent, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 57.76% of our outstanding common stock. As a result of this stock ownership, Dr. Dent can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Dr. Dent and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

Minority stockholders’ ability to influence corporate decisions may be limited because our Board is made up entirely of non-independent officers of the Company.

Currently, Dr. Dent, our Chief Executive Officer and Chairman of the Board, and Mr. George O’Leary, our Chief Financial Officer, comprise our Board of Directors. This concentration of non-independent power could delay or prevent an acquisition of our company on terms that stockholders may desire. In addition, as the interests of Dr. Dent, Mr. O’Leary, and our minority stockholders may not always be aligned, this large concentration of corporate power may lead to Board votes that are inconsistent with the best interests of our stockholders or the best interest of the Company as a whole.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have various requirements with regard to the corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The public market for our common stock is limited.  Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

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

Iconic Holdings, LLC (“Iconic”), an investor, has committed to purchase up to $3,000,000 worth of shares of our common stock pursuant to the terms of an Investment Agreement entered into by and between the Company and Iconic, dated July 11 2016 (the “Investment Agreement”). From time to time during the term of the Investment Agreement, and at our sole discretion, we may present Iconic with a put notice requiring Iconic to purchase shares of our common stock. The purchase price to be paid by Iconic will be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain adjustments. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Iconic. The issue and sale of the shares under the Investment Agreement may also have an adverse effect on the market price of the common shares. Iconic may resell some, if not all, of the shares that we issue to it under the Investment Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Iconic in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Iconic, and because our existing stockholders may disagree with a decision to sell shares to Iconic at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Investment Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount of funding. During the years ended December 31, 2018 and 2017, we issued 2,440,337 and 222,588 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $440,523 and $27,618, respectively.

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

We may not be able to refinance, extend or repay our substantial indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations when they mature. As of December 31, 2018, we had convertible notes payable with an aggregate face value of $1,394,500 with maturities between July 30, 2019 and December 31, 2019. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the holder of certain convertible notes payable with aggregate face value of $711,000 would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to provide only two years of audited financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	taking advantage of an extension of time to comply with new or revised financial accounting standards;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our shareholders would be left without information or rights available to shareholders of more mature companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to follow certain scaled disclosure requirements available to smaller reporting companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. While we are not currently delaying the implementation of any relevant accounting standards, in the future we may avail ourselves of this right, and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of March 27, 2019, we had approximately 59,530,295 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options and warrants, and conversion of outstanding convertible debt. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its operating facilities pursuant to three separate lease agreements for properties located in Naples, Florida. First, the Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company leases on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL. Monthly rent is approximately $3,300.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was initially eligible for quotation and trades on the OTCPink on May 5, 2017 under the symbol “HLYK.” Since May 10, 2017, our common stock has been eligible for quotation and trades on the OTCQB under the symbol “HLYK.”

The following table reflects the high and low sale prices of our common stock for each quarter since our common stock began trading on May 5, 2017. The share prices presented in the table represent prices between broker-dealers and do not include retail mark-ups and markdowns or any commission to the dealer.

Quarter Ended	High	Low
Quarter Ended December 31, 2018	$0.32	$0.10
Quarter Ended September 30, 2018	$0.62	$0.16
Quarter Ended June 30, 2018	$0.65	$0.07
Quarter Ended March 31, 2018	$0.19	$0.03
Quarter Ended December 31, 2017	$0.23	$0.03
Quarter Ended September 30, 2017	$0.56	$0.21
Quarter Ended June 30, 2017 (from May 5, 2017)	$0.90	$0.30

The last reported sales price of our common stock on the OTCQB on December 31, 2018 was $0.135 and on March 27, 2019, the last reported sales price was $0.29.

Holders

As of March 27, 2019, we had 87 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2016 Equity Incentive Plan (the “EIP”) as of December 31, 2018. All of the outstanding awards listed below were granted under the EIP.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	---	---	---
Equity compensation plans not approved by stockholders	4,272,996	$0.18	10,056,934

On January 1, 2016, the Company instituted the EIP for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board of directors, or a committee that may be appointed by the board of directors in the future. During the years ended December 31, 2018 and 2017, the Company made grants totaling 440,000 and 175,000 shares, respectively, of restricted common stock pursuant to the EIP. The grants are subject to time-based vesting requirements and generally vest a portion upon grant and the balance on a straight-line basis over a period of four years. During the years ended December 31, 2018 and 2017, the Company also made grants pursuant to the EIP totaling 1,383,000 and -0- shares of common stock underlying stock options. Certain of the stock options grants are subject to time-based vesting requirements, generally over a period of 4 years, and certain of the stock options are subject to performance based vesting requirements based on future company revenue and earnings metrics as well as individual performance goals.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2018:

On May 10, 2018, we sold 100,000 shares of common stock in private placement transactions to an investor and received $15,500 in proceeds from the sale. The shares were issued at a share price of $0.155 per share. In connection with the stock sale, we also issued 50,000 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

On June 14, 2018, we sold 208,000 shares of common stock in private placement transactions to an investor and received $52,000 in proceeds from the sale. The shares were issued at a share price of $0.25 per share. In connection with the stock sale, we also issued 104,000 five-year warrants to purchase shares of common stock at an exercise price of $0.35 per share.

On June 6, 2018, we issued 600,000 five-year warrants with an exercise price of $0.15 to two individuals for consulting services to be performed between June 6 and December 6, 2018.

On July 11, 2018, we and the issuer of three previously-issued convertible promissory notes (dated July 7, 2016 with a face value of $550,000, July 7, 2016 with a face value of $50,000 and May 22, 2017 with a face value of $111,000 ) entered into an Amendment agreement related to these notes, pursuant to which the holder agreed to extend the maturity date of the three notes until July 31, 2019 in exchange for (i) a three-year warrant to purchase 200,000 of our common shares at an exercise price of $0.25, and (ii) a three-year warrant to purchase 300,000 of our common shares at an exercise price of $0.50.

On July 13, 2018, we and the issuer of three previously-issued convertible promissory notes (dated July 7, 2016 with a face value of $550,000, July 7, 2016 with a face value of $50,000 and May 22, 2017 with a face value of $111,000 ) entered into a second Amendment agreement, pursuant to which the holder agreed to further extend the maturity date of these notes until December 31, 2019 in exchange for (i) three-year warrant to purchase 175,000 of our common shares at an exercise price of $0.25, and (ii) three-year warrant to purchase 75,000 of our common shares at an exercise price of $0.50.

On July 18, 2018, we completed the July 2018 Private Placement pursuant to which we sold the following securities: (1) an aggregate of 3,900,000 shares of our common stock, par value $0.0001 per share, (2) Pre-Funded Warrants to purchase an aggregate of 4,100,000 shares of our common stock with an exercise price of $0.0001 and a five-year life, (3) Series A Warrants to purchase up to an aggregate of 8,000,000 shares of our common stock with an exercise price of $0.25 per share (subsequently reset to $0.2233 on the Repricing Date) and a term of five years, and (4) Series B Warrants to purchase up to a maximum of 17,000,000 shares of our common stock (subsequently set at 2,745,757 on the Repricing Date) at an exercise price of $0.0001. Net proceeds to we were $1,774,690. We also issued to the placement agent 640,000 Series A Warrants with the same terms as the investor’s Series A Warrants and Series B Warrants to purchase up to a maximum of 1,360,000 shares of our common stock at an exercise price of $0.0001.

On August 7, 2018, we prepaid the balance on a convertible promissory note dated February 2, 2018 with a face value of $112,750 and also issued the holder a 3-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.25 in connection with the extinguishment.

On August 15, 2018, we sold 285,714 shares of common stock in a private placement transaction to an investor and received $100,000 in proceeds from the sale. The shares were issued at a share price of $0.35 per share. In connection with the stock sale, we also issued 142,857 five-year warrants to purchase shares of common stock at an exercise price of $0.45 per share.

On August 16, 2018, we prepaid the balance on a convertible promissory note dated February 13, 2018with a face value of $83,000 and also issued the holder a 5-year warrant to purchase 237,143 shares of our common stock at an exercise price of $0.35 in connection with the extinguishment.

On August 20, 2018, we issued 400,000 five-year warrants with an exercise price of $0.35 to a consultant for services performed. The fair value of the warrants was $145,861, which was recognized at issuance.

During August and October 2018, we issued 384,839 common shares to a convertible note holder upon conversion of outstanding principal and interest by the note holder.

On October 2, 2018, the investor in the July 18, 2018 private placement transaction exercised 2,000,001 of the Pre-Funded Warrants. We did not receive any proceeds from the transaction.

On November 21, 2018, we issued 35,000 common shares to the holder of a $153,000 convertible promissory note as an inducement to enter into the convertible promissory note transaction. We did not receive any proceeds from the transaction.

On January 15, 2019, we issued 28,000 common shares to the holder of a $78,000 convertible promissory note as an inducement to enter into the convertible promissory note transaction. We did not receive any proceeds from the transaction.

During February 7, 2019, we issued 2,512,821 common shares to a convertible note holder upon conversion of outstanding principal by the note holder.

On February 13, 2019, the investor in the July 18, 2018 private placement transaction exercised the remaining 2,098,427 of the Pre-Funded Warrants. We did not receive any proceeds from the transaction.

On February 21, 2019, we issued 20,000 common shares to a third party consultant as partial compensation for professional services.

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

Recent Repurchases of Securities.

On October 3, 2018, we bought back 100,000 shares of our common stock from a shareholder for a total purchase price of $5,000. The shares were retired. The selling shareholder was the brother of our CEO Dr. Michael Dent.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company adopted this standard on January 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the impact ASU 2018-09 may have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is evaluating the impact ASU 2018-09 may have on its consolidated financial statements.

Results of Operations: Years Ended December 31, 2018 and 2017

The following table summarizes the changes in our results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017:

	Years Ended December 31,		Change
	2018	2017	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$2,259,002	$2,103,579	$155,423	7%

Salaries and benefits	2,366,582	2,022,445	344,137	17%
General and administrative	2,840,784	1,848,866	991,918	54%
Depreciation and amortization	23,782	23,606	176	1%
Loss from operations	(2,972,146)	(1,791,338)	1,180,808	66%

Loss on extinguishment of debt	(393,123)	(290,581)	102,542	35%
Change in fair value of debt	(140,789)	---	140,789	100%
Financing cost	(1,221,911)	(72,956)	1,148,955	1575%
Amortization of original issue and debt discounts on notes payable and convertible notes	(763,616)	(330,435)	433,181	131%
Change in fair value of derivative financial instruments	(106,141)	3,967	110,108	2776%
Interest expense	(193,109)	(99,668)	93,441	94%
Total other expenses	(2,818,689)	(789,673)	2,029,016	257%

Net loss	$(5,790,835)	$(2,581,011)	$3,209,824	124%

Patient service revenue increased by $155,423, or 7%, from 2017 to 2018, primarily as a result of a 7% increase in gross billing from existing physicians.

Salaries and benefits increased by $344,137, or 17%, in 2018 primarily as a result of increased salary expense associated with medical practice production pay, HLYK’s overhead and hiring of the HLYK sales team that was in place for most of 2018.

General and administrative costs increased by $991,918, or 54%, in 2018 primarily due to higher stock- and cash-based consulting and professional costs in 2018, as well as higher information technology, sales and promotional costs associated with the rollout of the HealthLynked Network.

Depreciation and amortization increased by $176, or 1%, in 2018 primarily as a result of new property and equipment acquisitions in 2017.

Loss from operations increased by $1,180,808, or 66%, in 2018 primarily as a result of increased HLYK headcount, higher stock- and cash-based consulting fees and professional costs associated with the rollout of the HealthLynked Network, offset by higher revenue from the medical practice.

Loss on extinguishment of debt in 2018 arose from an extinguishment loss in the amount of $348,938 related to the extension of debt issued to Dr. Michael Dent, as well as extinguishment losses totaling $335,951 related to the extension of convertible notes, offset by gains of $291,766 related to the write-off of derivative liabilities associated with nine convertible notes repaid during the period. Loss on extinguishment of debt in 2017 arose from warrants issued in connection with the extension of the maturity date of three convertible notes.

Change in fair value of debt of $140,789 in 2018 arose from the treatment of the extensions of the $550k Note, the $50k Note, the $111k Note and certain notes issued to Dr. Michael Dent as extinguishment and reissuance transactions, resulting these notes being carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost in 2018 arose from the excess of fair value of derivative instruments over net proceeds received from the July 2018 Private Placement transaction, as well as from the issuance of 16 convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. Financing cost in 2017 arose from the issuance of three convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes.

Amortization of original issue and debt discounts increased by $433,181, or 131%, in 2018 as a result of the amortization of more convertible notes with larger discounts being amortized in 2018.

Change in fair value of derivative financial instruments increased by $110,108, or 2,776%, as a result of (i) a loss on the change in fair value of derivative financial instruments in 2018 of $385,856 associated with the revaluation and reclassification to equity of derivatives associated with warrants issued in the July 2018 Private Placement, and (ii) changes in fair value of derivative financial instruments embedded in convertible promissory notes.

Interest expense increased by $93,441, or 94%, in 2018 as a result of increased interest on new convertible notes issued in 2018, as well as on new notes issued to Dr. Dent during the second half of 2017 and the first quarter of 2018.

Total other expenses increased by $2,029,016, or 257%, in 2018 primarily as a result of financing costs related to the July 2018 Private Placement and convertible notes issued in 2018, higher amortization of discounts on outstanding convertible promissory notes in 2018, a loss on the change in fair value of debt in 2018, and a loss on the change in fair value of derivative financial instruments in 2018 compared to a small gain in 2017.

Net loss increased by $3,209,824, or 124%, in 2018 primarily as a result of financing costs, amortization of debt discounts and changes in fair value of debt and derivative financial instruments, as well as increased salaries, benefits and overhead costs associated with preparing for the HealthLynked Network product launch and public company costs. These increases were offset by an increase in revenue of 155,423, or 7%.

Liquidity and Capital Resources

Going Concern

As of December 31, 2018, we had a working capital deficit of $2,983,926 and accumulated deficit $10,501,055. For the year ended December 31, 2018, we had a net loss of $5,790,835 and net cash used by operating activities of $2,356,186. Net cash used in investing activities was $3,002. Net cash provided by financing activities was $2,444,960, resulting principally from $2,632,956 proceeds from the sale of common stock, $1,255,500 net proceeds from the issuance of convertible notes, $101,450 net proceeds from related party loans and $73,500 net proceeds from the issuance of notes payable.

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

As further discussed below in “Significant Liquidity Events,” in July 2018, we completed a Private Placement (the “July 2018 Private Placement”) and received net proceeds of $1,774,690. Moreover, in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the years ended December 31, 2018 and 2017, we received $440,767 and $27,640, respectively, from the proceeds of the sale of 2,440,337 and 222,588 shares, respectively, pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from (i) the July 2018 Private Placement, (ii) the put rights associated with the Investment Agreement, and (iii) other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which have an aggregate face value of $1,394,500 as of December 31, 2018, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through December 31, 2018, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

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

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the years ended December 31, 2018 and 2017, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $440,523 (2,440,337 shares) and $27,640 (222,588 shares), respectively.

Other Sales of Common Stock

During 2017, we sold 5,873,609 shares of common stock in private placement transactions to 18 investors and received $821,000 in proceeds from the sales. The shares were issued at a share price between $0.10 and $0.30 per share.

During 2018, we sold 3,534,891 shares of common stock in six separate private placement transactions. We received $417,500 in proceeds from the sales, which were transacted at share prices between $0.085 and $0.35 per share. In connection with these stock sales, we also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

Convertible Notes Payable

As of December 31, 2018, we had outstanding convertible notes payable with aggregate face value of $1,344,500 maturing between July and December 2019, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Term
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2019
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2019
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2019
$171.5k Note - October 2017	171,500	10%	35%	December 31, 2019
$103k Note I - October 2018	103,000	10%	39%	July 30, 2019
$103k Note II - November 2018	103,000	10%	39%	August 30, 2019
$153k Note - November 2018	153,000	10%	25%	August 19, 2019
$103k Note III - December 2018	103,000	10%	39%	December 3, 2019
	$1,344,500

During the year ended December 31, 2018, we repaid 15 convertible notes payable with aggregate face value of $1,007,500 and one holder converted principal in the amount of $57,750 on another note payable.

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

The capital from the July 2018 Private Placement was raised for the purpose of technology enhancement, sales and marketing initiatives and for our planned acquisition strategy. Beginning in the fourth quarter of 2018 and first quarter of 2019, we plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. We expect to initially target practices in Florida with at least $1 million in annual revenue and that demonstrate at least three current consecutive years of strong profitability. On January 15, 2019, the Company entered into a definitive agreement to acquire Hughes Center for Functional Medicine, P.A. (“HCFM”) for $750,000 in cash, $750,000 in shares of Company common stock and $500,000 in a three-year performance-based payout. HCFM is a functional medicine practice focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis along with other treatments aimed at improving health and slowing aging, including hormones, thyroid, weight loss, wellness and prevention.

We anticipate that approximately 50% of this amount will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company. We plan on raising additional capital to fund our recently disclosed acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2019. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and all of Iconic Holdings LLC convertible notes payable with an aggregate face value of $711,000 have been extended until December 31, 2019.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by the July 2018 Private Placement in addition to the cash received by us from the put rights associated with the Investment Agreement. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from outside parties and the conversion of such related party notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and December 31, 2018, our daily trading volume averaged approximately 97,000 shares per day. Based upon increases in our volume since the end of 2017, Iconic Holdings has increased our maximum amount to access on the equity line from $150,000 maximum to $300,000 maximum. We project that amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will be sufficient to meet our capital requirements.

Historical Cash Flows

	Years Ended December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(2,356,186)	$(1,619,269)
Investing Activities	(3,002)	(16,147)
Financing activities	2,444,960	1,626,706
Net increase (decrease) in cash	$85,772	$(8,710)

Operating Activities – During the year ended December 31, 2018, we used cash from operating activities of $2,356,186, as compared with $1,619,269 in the same period of 2017. The increased cash usage results from higher losses resulting primarily from increased salaries and benefits, as well an increase in sales, legal, accounting and other overhead costs associated with preparing for product launch and public listing in 2017.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $3,002 in the year ended December 31, 2018 and $16,147 in the year ended December 31, 2017 are comprised solely of computer equipment and furniture.

Financing Activities – During the year ended December 31, 2018, we realized $1,255,500 net proceeds from the issuance of convertible notes, $2,632,956 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $101,450 proceeds from related party loans, and $73,500 from notes payable. We also made repayments of $1,388,560 against convertible notes, $199,067 against notes payable, $9,000 against related party loans and $16,819 on capital lease obligations. During the year ended December 31, 2017, we realized $848,639 proceeds from sales of our common stock, $429,500 from the issuance of convertible notes payable, $338,470 from related party loans, and $148,510 from the issuance of notes payable. We also made repayments on loans from related party loans in the amount of $11,192, paid capital lease obligations of $18,348, and repaid notes payable in the amount of $108,873.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the years ended December 31, 2018 or 2017.

Other Outstanding Obligations at December 31, 2018

Warrants

As of December 31, 2018, 46,161,463 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of December 31, 2018, 3,707,996 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019	$273,856	$19,877	$293,733
2020	162,055	3,058	165,113
2021	---	---	---
2022	---	---	---
2023	---	---	---

Total	$435,911	$22,935	$458,846

Operating lease commitments relate to three leases in Naples, Florida. First, the Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company leases on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL. Monthly rent is approximately $3,300.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Healthlynked Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthlynked Corporation (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2014. New York, New York April 1, 2019

HEALTHLYNKED CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$135,778	$50,006
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $-0- as of December 31, 2018 and 2017, respectively	114,884	113,349
Prepaid expenses	28,542	81,892
Deferred offering costs	96,022	121,620
Total Current Assets	375,226	366,867

Property, plant and equipment, net of accumulated depreciation of $752,173 and $728,391 as of December 31, 2018 and 2017, respectively	42,597	63,376
Deposits	9,540	9,540

Total Assets	$427,363	$439,783

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$394,333	$253,514
Capital lease, current portion	19,877	18,348
Due to related party, current portion	429,717	363,845
Notes payable to related party, current portion	672,471	553,550
Notes payable, net of original issue discount and debt discount of $-0 and $26,881 as of December 31, 2018 and 2017, respectively	---	70,186
Convertible notes payable, net of original issue discount and debt discount of $386,473 and $266,642 as of December 31, 2018 and 2017, respectively	1,042,314	811,858
Derivative financial instruments	800,440	398,489
Total Current Liabilities	3,359,152	2,469,790

Long-Term Liabilities
Capital leases, long-term portion	3,058	21,406

Total Liabilities	3,362,210	2,491,196

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 85,178,902 and 72,302,937 shares issued and outstanding as of December 31, 2018 and 2017, respectively	8,518	7,230
Common stock issuable, $0.0001 par value; 114,080 and 122,101 shares as of December 31, 2018 and 2017, respectively	26,137	8,276
Additional paid-in capital	7,531,553	2,638,311
Accumulated deficit	(10,501,055)	(4,705,230)
Total Shareholders’ Deficit	(2,934,847)	(2,051,413)

Total Liabilities and Shareholders’ Deficit	$427,363	$439,783

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue
Patient service revenue, net	$2,259,002	$2,103,579

Operating Expenses
Salaries and benefits	2,366,582	2,022,445
General and administrative	2,840,784	1,848,866
Depreciation and amortization	23,782	23,606
Total Operating Expenses	5,231,148	3,894,917

Loss from operations	(2,972,146)	(1,791,338)

Other Income (Expenses)
Loss on extinguishment of debt	(393,123)	(290,581)
Change in fair value of debt	(140,789)	---
Financing cost	(1,221,911)	(72,956)
Amortization of original issue and debt discounts on notes payable and convertible notes	(763,616)	(330,435)
Change in fair value of derivative financial instrument	(106,141)	3,967
Interest expense	(193,109)	(99,668)
Total other expenses	(2,818,689)	(789,673)

Net loss before provision for income taxes	(5,790,835)	(2,581,011)

Provision for income taxes	---	---

Net loss	$(5,790,835)	$(2,581,011)

Net loss per share, basic and diluted:
Basic	$(0.07)	$(0.04)
Fully diluted	$(0.07)	$(0.04)

Weighted average number of common shares:
Basic	78,816,272	69,560,481
Fully diluted	78,816,272	69,560,481

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2016	65,753,640	6,575	6,451	1,199,511	(2,124,219)	(911,682)

Sale of common stock	6,096,197	610	---	758,654	---	759,264
Fair value of warrants allocated to proceeds of common stock	---	---	---	89,376	---	89,376
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	73,696	---	73,696
Fair value of warrants issued pursuant to Amended Investment Agreement	---	---	---	153,625	---	153,625
Fair value of warrants issued to extend convertible notes payable	---	---	---	290,581	---	290,581
Consultant fees payable with common shares and warrants	276,850	28	1,817	52,083	---	53,928
Shares and options issued pursuant to employee equity incentive plan	176,250	17	8	20,785	---	20,810
Net loss	---	---	---	---	(2,581,011)	(2,581,011)

Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	9,875,228	988	---	2,450,180	---	2,451,168
Sale of common stock initially allocated to derivative financial instruments	---	---	---	(1,774,298)	---	(1,774,298)
Fair value of warrants allocated to proceeds of common stock	---	---	---	181,788	---	181,788
Fair value of warrants issued to extend related party notes payable	---	---	---	337,466	---	337,466
Fair value of warrants issued to extend convertible notes payable	---	---	---	229,900	---	229,900
Fair value of warrants issued to retire convertible notes payable	---	---	---	143,014	---	143,014
Shares issued with convertible notes payable	35,000	4	---	5,593	---	5,597
Fair value of warrants issued for professional services	---	---	---	296,447	---	296,447
Derivative liabilities transferred to additional paid-in capital	---	---	---	2,783,372	---	2,783,372
Conversion of convertible notes payable to common stock	384,839	38	---	42,173	---	42,211
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares	---	---	---	63,549	---	63,549
Consultant fees payable with common shares and warrants	277,147	28	17,869	31,660	---	49,557
Shares and options issued pursuant to employee equity incentive plan	403,750	40	(8)	102,598	---	102,630
Exercise of warrants	2,000,001	200	---	(200)	---	---
Repurchase and retirement of treasury shares	(100,000)	(10)	---	---	(4,990)	(5,000)
Net loss	---	---	---	---	(5,790,835)	(5,790,835)

Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5,790,835)	$(2,581,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,782	23,606
Stock based compensation, including amortization of prepaid fees	474,231	106,743
Amortization of original issue discount and debt discount on convertible notes	763,616	330,435
Financing cost	1,221,911	72,956
Change in fair value of derivative financial instrument	106,141	(3,967)
Loss on extinguishment of debt	393,123	290,581
Change in fair value of debt	140,789	---
Changes in operating assets and liabilities:
Accounts receivable	(1,535)	33,525
Prepaid expenses and deposits	53,350	(38,347)
Accounts payable and accrued expenses	193,400	105,042
Due to related party, current portion	65,841	41,168
Net cash used in operating activities	(2,356,186)	(1,619,269)

Cash Flows from Investing Activities
Acquisition of property and equipment	(3,002)	(16,147)
Net cash used in investing activities	(3,002)	(16,147)

Cash Flows from Financing Activities
Proceeds from sale of common stock	2,632,956	848,639
Proceeds from issuance of convertible notes	1,255,500	429,500
Repayment of convertible notes	(1,388,560)	---
Proceeds from related party loans	101,450	338,470
Repayment of related party loans	(9,000)	(11,192)
Proceeds from notes payable and bank loans	73,500	148,510
Repayment of notes payable and bank loans	(199,067)	(108,873)
Payments on capital leases	(16,819)	(18,348)
Repurchase and retirement of treasury stock	(5,000)	---
Net cash provided by financing activities	2,444,960	1,626,706

Net decrease in cash	85,772	(8,710)
Cash, beginning of period	50,006	58,716

Cash, end of period	$135,778	$50,006

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018		2017

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$79,844		$1,002
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:		$		$
Fair value of warrants issued to extend maturity date of convertible notes payable		$229,902		$7,506
Fair value of beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$1,848,098		$66,190
Common stock issuable issued during period		$13,799		$6,451
Derivative liabilities written off with repayment of convertible notes payable		$1,102,882	$	---
Derivative liabilities written off at end of warrant repricing period		$2,783,372	$	---
Fair value of warrants issued to extend related party notes payable		$337,466	$	---
Fair value of warrants issued to extinguish convertible notes payable		$143,014	$	---
Fair of warrants issued for professional service		$130,306	$	---
Fair value of warrants issued pursuant to Amended Investment Agreement	$	---		$153,625
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares		$63,549	$	---
Conversion of convertible notes payable to common stock		$62,036	$	---
Fair value of common shares issued with convertible notes payable		$5,593	$	---
Cashless exercise of warrants		$200	$	---

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corp., a Nevada corporation (the “Company” or “HLYK”) filed its Articles of Incorporation on August 4, 2014. On September 3, 2014 HLYK filed Amended Articles of Incorporation clarifying that the total authorized shares of 250,000,000 shares are broken up between 230,000,000 common shares and 20,000,000 preferred shares. On February 5, 2018, the Company filed an amendment with the Secretary of State of Nevada to increase the amount of authorized shares of common stock to 500,000,000 shares.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 45% of total billings. Trade accounts receivable are recorded at this net amount. As of December 31, 2018 and 2017, the Company’s gross accounts receivable were $244,956 and $256,446, respectively, and net accounts receivable were $114,884 and $113,349, respectively, based upon net reporting of accounts receivable. As of December 31, 2018 and 2017, the Company’s allowance of doubtful accounts was $13,972 and $-0-, respectively.

Capital Leases

Costs associated with capitalized leases are capitalized and depreciated ratably over the term of the related useful life of the asset and/or the capital lease term. The related depreciation was $18,348 and $18,348 for the years ended December 31, 2018 and 2017, respectively. Accumulated depreciation of capitalized leases was $322,087 and $303,738 at December 31, 2018 and 2017, respectively.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of December 31, 2018 and December 31, 2017.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2018 and 2017, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2018 and 2017, potentially dilutive securities were comprised of (i) 46,161,463 and 20,526,387 warrants outstanding, respectively, (ii) 3,707,996 and 2,349,996 stock options outstanding, respectively, (iii) 15,517,111 and 22,022,021 shares issuable upon conversion of convertible notes, respectively, and (iv) 565,000 and 628,750 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company adopted this standard on January 1, 2018 and the adoption did not have a material impact on the Company’s financial statements.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the impact ASU 2018-09 may have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is evaluating the impact ASU 2018-09 may have on its consolidated financial statements.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of December 31, 2018, the Company had a working capital deficit of $2,983,926 and accumulated deficit $10,501,055. For the year ended December 31, 2018, the Company had a net loss of $5,790,835 and net cash used by operating activities of $2,356,186. Net cash used in investing activities was $3,002. Net cash provided by financing activities was $2,444,960, resulting principally from $2,632,956 proceeds from the sale of common stock, $1,255,500 net proceeds from the issuance of convertible notes, $101,450 net proceeds from related party loans and $73,500 net proceeds from the issuance of notes payable

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

During July 2016, HLYK entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the year ended December 31, 2018, the Company received $440,523 from the proceeds of the sale of 2,440,337 shares pursuant to the Investment Agreement. During July 2018, we also entered into a private placement transaction that generated net proceeds to the Company of $1,774,690. See Note 11.

NOTE 4 – DEFERRED OFFERING COSTS AND PREPAID STOCK COMPENSATION

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 – DEFERRED OFFERING COSTS AND PREPAID STOCK COMPENSATION (CONTINUED)

This fair value of the warrants described above was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the years ended December 31, 2018 and 2017, the Company recognized $51,208 and $32,005, respectively, in general and administrative expense related to the cost of the warrants.

Prepaid Stock Compensation

On June 6, 2018, the Company granted three-year warrants to purchase 600,000 shares at an exercise price of $0.15 per share to two advisors for services to be provided over a six-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $94,844, with the following assumptions: risk-free interest rate of 2.65%, expected life of 3 years, volatility of 286.98%, and expected dividend yield of zero. During the years ended December 31, 2018 and 2017, the Company recognized $94,844 and $-0-, respectively, in general and administrative expense related to the cost of these warrants.

On December 6, 2018, the Company granted additional three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to the advisors for services to be provided over an additional three-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $35,462, with the following assumptions: risk-free interest rate of 2.76%, expected life of 3 years, volatility of 285.22%, and expected dividend yield of zero. During the years ended December 31, 2018 and 2017, the Company recognized $9,850 and $-0-, respectively, in general and administrative expense related to the cost of these warrants.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017

Capital Lease equipment	$343,492	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	438,970	435,967

Total Property, plant and equipment	794,770	791,767
Less: accumulated depreciation	(752,173)	(728,391)

Property, plant and equipment, net	$42,597	$63,376

Depreciation expense during the years ended December 31, 2018 and 2017 was $23,782 and $23,606, respectively.

NOTE 6 – DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2018 and 2017 were comprised of the following:

	December 31,
	2018	2017
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	129,117	63,245
Total due to related party	429,717	363,845

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	672,471	553,550

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 – DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. All principal and interest is due at maturity of the $750k DMD Note on December 31, 2019. Interest accrued on the $750k DMD Note as of December 31, 2018 and 2017 was $66,859 and $43,963, respectively.

The carrying values of notes payable to Dr. Michael Dent as of December 31, 2018 and 2017 were as follows:

			Interest	Balance as of December 31,
Inception Date	Maturity Date	Borrower	Rate	2018		2017
January 12, 2017	January 13, 2019	HLYK	10%	$40,560	*	$35,000
January 18, 2017	January 19, 2019	HLYK	10%	23,165	*	20,000
January 24, 2017	January 15, 2019	HLYK	10%	57,839	*	50,000
February 9, 2017	February 10, 2019	HLYK	10%	34,586	*	30,000
April 20, 2017	April 21, 2019	HLYK	10%	11,357	*	10,000
June 15, 2017	June 16, 2019	HLYK	10%	36,464	*	32,500
August 17, 2017	August 18, 2018	HLYK	10%	20,000		20,000
August 24, 2017	August 25, 2018	HLYK	10%	37,500		37,500
September 7, 2017	September 8, 2018	HLYK	10%	35,000		35,000
September 21, 2017	September 22, 2018	HLYK	10%	26,500		26,500
September 29, 2017	September 30, 2018	HLYK	10%	12,000		12,000
December 21, 2017	December 22, 2018	HLYK	10%	14,000		14,000
January 8, 2018	January 9, 2019	HLYK	10%	75,000		---
January 11, 2018	January 12, 2019	HLYK	10%	9,000		---
January 26, 2018	January 27, 2019	HLYK	10%	17,450		---
January 3, 2014	December 31, 2018	NWC	10%	222,050		231,050

				$672,471		$553,550

On July 18, 2018, in connection with a $2,000,000 private placement by a third party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of and December 31, 2018 and 2017 was $62,258 and $19,350, respectively.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2012, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date was $15,029 in the year ended December 31, 2018 and is included on the statement of operations in “Change in fair value of debt.”

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 – DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the years ended December 31, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $30,457 and $-0-, respectively, pursuant to this agreement including $16,177 recognized in 2018 to write of the balance of a prepayment to MOD to be applied toward future rent.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the years ended December 31, 2018 and 2017, the Company recognized general and administrative expense in the amount of $12,500 and $27,500, respectively, pursuant to this agreement. On July 1, 2018 HLYK and MOD signed a marketing and service agreement where HLYK will include MOD offering as part of its product offering to physicians and HLYK will receive 8% of revenue for new sales related to MOD products sold by the HLYK sales team.

Stock Repurchase

On October 3, 2018, the Company bought back 100,000 shares of common stock from a shareholder for a total purchase price of $5,000. The shares were retired. The selling shareholder was the brother of our CEO Dr. Michael Dent.

NOTE 7 – CAPITAL LEASE

Capital lease obligations as of December 31, 2018 and 2017 are comprised of the following:

	December 31,
	2018	2017

Note payable, New Everbank Lease	$22,935	$39,754
Less: note payable, New Everbank Lease (Capital leases), current portion	(19,877)	(18,348)

Notes payable, bank loans and capital leases, long-term portion	$3,058	$21,406

In March 2015, the Company entered into a capital equipment finance lease for Ultra Sound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020. As of December 31, 2018 and 2017, the Company owed Everbank $22,935 and $39,754, respectively, pursuant to this capital lease. During the years ended December 31, 2018 and 2017, the Company made payments on this capital lease of $16,819 and $18,348, respectively.

Future minimum payments to which the Company is obligated pursuant to the capital leases as of December 31, 2018 are as follows:

2019	$19,877
2020	3,058
2021	---
2022	---
2023	---

Total	$22,935

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8 – NOTES PAYABLE

On July 11, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $26,000 before closing fees (the “July 2017 MCA”). The Company was required to repay the July 2017 MCA, which acted like an ordinary note payable, at the rate of $1,372 per week until the balance of $34,580 was repaid. At inception, the Company recognized a note payable in the amount of $34,580 and a discount against the note payable of $9,550. The discount was being amortized over the life of the instrument. The July 2017 MCA was repaid in full on December 20, 2017. During the year ended December 31, 2017, the Company recognized amortization of the discount in the amount of $9,550, including $1,096 recognized to amortize the remaining discount at retirement.

On August 9, 2017, the Company entered into a second MCA with PULG pursuant to which the Company received an advance of $51,000 before closing fees (the “August 2017 MCA”). The Company was required to repay the advance, which acted like an ordinary note payable, at the rate of $2,752 per week until the balance of $69,360 was repaid. At inception, the Company recognized a note payable in the amount of $69,360 and a discount against the note payable of $19,380. The discount was being amortized over the life of the instrument. The August 2017 MCA was repaid in full on December 20, 2017. During the year ended December 31, 2017, the Company recognized amortization of the discount in the amount of $19,380, including $5,161 recognized to amortize the remaining discount at retirement.

On December 20, 2017, the Company entered into a third MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees (the “December 2017 MCA”). The Company was required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000 was repaid. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the year ended December 31, 2018, the Company made installment payments of $89,048 on the December 2017 MCA. The December 2017 MCA was repaid on June 1, 2018. During the year ended December 31, 2018, the Company recognized amortization of the discount in the amount of $26,881, including $2,267 recognized to amortize the remaining discount at retirement. During the year ended December 31, 2017, the Company recognized amortization of the discount in the amount of $1,619.

On June 1, 2018, the Company entered into a fourth MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees (the “December 2018 MCA”). The Company was required to repay the advance at the rate of $4,048 per week until the balance of $102,000 has been repaid in November 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the year ended December 31, 2018, the Company recognized amortization of the discount in the amount of $28,500. The December 2018 MCA was repaid in full in November 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2018 and 2017 were comprised of the following:

	December 31,
	2018		2017

$550k Note - July 2016	$594,813	*	$550,000
$50k Note - July 2016	60,312	*	50,000
$111k Note - May 2017	125,190	*	111,000
$53k Note - July 2017	---		53,000
$35k Note - September 2017	---		35,000
$55k Note - September 2017	---		55,000
$53k Note II - October 2017	---		53,000
$171.5k Note - October 2017	186,472		171,500
$103k Note I - October 2018	103,000		---
$103k Note II - November 2018	103,000		---
$153k Note - November 2018	153,000		---
$103k Note III - December 2018	103,000		---
	1,428,787		1,078,500
Less: unamortized discount	(386,473)		(266,642)
Convertible notes payable, net of original issue discount and debt discount	1,042,314		811,858

* - Denotes that convertible note payable is carried at fair value

Convertible Notes Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The $550k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 7, 2018 during August 2017 and to December 31, 2019 during July 2018. The discount from the original issue discount, warrants and embedded conversion feature (“ECF”) associated with the $550k Note was amortized over the original life of the note. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $-0- and $104,137, respectively. As of December 31, 2018, the unamortized discount was $-0- and the $550k Note was convertible into 6,875,000 of the Company’s common shares.

The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of December 31, 2018 was $594,813. During the years ended December 31, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $96,787 and $-0-, respectively.

During the years ended December 31, 2018 and 2017, the Company made no repayments on this instrument. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $33,090 and $33,000, respectively.

On July 11, 2018, the Company and the issuer of the $550k Note, the $50k Note and the $111k Note entered into an Amendment agreement related to these notes (the “First Extension”), pursuant to which the holder agreed to extend the maturity date of the three notes until July 31, 2019 in exchange for (i) a three-year warrant to purchase 200,000 Company shares at an exercise price of $0.25, and (ii) a three-year warrant to purchase 300,000 Company shares at an exercise price of $0.50. The fair value of the warrants was $133,019, using the Black/Scholes pricing models with the following assumptions: risk-free interest rate of 2.67%, expected life of 3 years, volatility of 287.57%, and expected dividend yield of zero. In connection with the warrant issuance, the Company recognized a loss on extinguishment of debt in the amount of $90,624 in 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On July 13, 2018, the Company and the issuer entered into a second Amendment agreement, pursuant to which the holder agreed to further extend the maturity date of the Iconic Notes until December 31, 2019 in exchange for an additional (i) three-year warrant to purchase 175,000 Company shares at an exercise price of $0.25, and (ii) three-year warrant to purchase 75,000 Company shares at an exercise price of $0.50. The fair value of the warrants was $60,401, using the Black/Scholes pricing models with the following assumptions: risk-free interest rate of 2.66%, expected life of 3 years, volatility of 287,77%, and expected dividend yield of zero. In connection with the warrant issuance, the Company recognized a loss on extinguishment of debt in the amount of $42,777 in 2018.

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 (the “$50k Note”). The $50k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 11, 2018 during August 2017 and to December 31, 2019 during July 2018. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $-0- and $17,701, respectively. As of December 31, 2018, the $50k Note was convertible into 500,000 of the Company’s common shares.

The $50k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of December 31, 2018 was $60,312. During the years ended December 31, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $13,257 and $-0-, respectively.

During the years ended December 31, 2018 and 2017, the Company made no repayments on this instrument. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $5,014 and $5,000, respectively.

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

Original issue discount	$11,000
Warrants	27,595
Embedded conversion feature	38,595
Convertible note	33,810

Gross proceeds	$111,000

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of HLYK common stock at an exercise price of $0.05 per share, the holder of the $111k Note agreed to extend the maturity date from the original date of January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $111k Note is carried at fair value and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of December 31, 2018 was $125,190. During the years ended December 31, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $10,474 and $-0-, respectively.

Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $6,931 and $70,259, respectively. As of December 31, 2018, the unamortized discount was $-0-. As of December 31, 2018, this instrument was convertible into 317,143 of the Company’s common shares.

During the years ended December 31, 2018 and 2017, the Company made no repayments on this instrument. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $16,537 and $10,103, respectively.

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

The fair value of the ECF of the $53k Note was calculated using the Black-Scholes pricing model at $58,154, with the following assumptions: risk-free interest rate of 1.23%, expected life of 0.76 years, volatility of 183.6%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $53k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $58,154 over the net proceeds from the note of $50,000, for a net charge of $8,154. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$58,154
Original issue discount	3,000
Financing cost	(8,154)
Convertible note	---

Gross proceeds	$53,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note, which was schedule to mature on April 15, 2018. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $1,520 and $33,054, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $116 and $2,527, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$53,000
Carrying value of derivative financial instruments arising from ECF	53,893
Accrued interest	2,644
Less cash repayment	(74,922)
Less carrying value of debt discount at extinguishment	(18,427)

Gain on extinguishment of debt	$16,188

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

Embedded conversion feature	$38,338
Original issue discount	3,000
Financing cost	(6,338)
Convertible note	---

Gross proceeds	$35,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $35k Note, which was schedule to mature on June 15, 2018. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $7,972 and $14,324, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $614 and $1,103, respectively.

On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$35,000
Carrying value of derivative financial instruments arising from ECF	37,269
Accrued interest	1,716
Less cash repayment	(49,502)
Less carrying value of debt discount at extinguishment	(12,705)

Gain on extinguishment of debt	$11,778

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Embedded conversion feature	$65,332
Original issue discount	7,500
Financing cost	(17,832)
Convertible note	---

Gross proceeds	$55,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $55k Note, which was schedule to mature on September 11, 2018. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $10,849 and $16,276, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,085 and $1,673, respectively.

On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$55,000
Carrying value of derivative financial instruments arising from ECF	69,687
Accrued interest	2,759
Less cash repayment	(85,258)
Less carrying value of debt discount at extinguishment	(27,425)

Gain on extinguishment of debt	$14,763

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

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$57,571
Original issue discount	3,000
Financing cost	(7,571)
Convertible note	---

Gross proceeds	$53,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the $53k Note II, which was schedule to mature on July 30, 2018. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $20,443 and $13,061, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $261 and $1,002, respectively.

On April 18, 2018, the Company prepaid the balance on the $53k Note II, including accrued interest, for a one-time cash payment of $75,000. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$53,000
Carrying value of derivative financial instruments arising from ECF	55,790
Accrued interest	2,571
Less cash repayment	(75,000)
Less carrying value of debt discount at extinguishment	(19,496)

Gain on extinguishment of debt	$16,865

Convertible Notes Payable ($171,500) – October 2017

On October 27, 2017, the Company entered into a securities purchase agreement for the sale of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. The $171.5k Note included a $21,500 original issue discount, for net proceeds of $150,000. The $171.5k Note has an interest rate of 10% and a default interest rate of 22% and was originally scheduled to mature on October 26, 2018, as amended and described below. The $171.5k Note may be converted into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest closing bid price during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the $171.5k Note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $171.5k Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$183,061
Original issue discount	21,500
Financing cost	(33,061)
Convertible note	---

Gross proceeds	$171,500

Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $14,0875 and $30,625, respectively.

On October 31, 2018, the holder of the $171.5k Note agreed to extend the maturity date from the original date of October 26, 2018 until December 31, 2019 in exchange for (i) a three-year warrant to purchase 75,000 shares of Company common stock at an exercise price of $0.25 per share, and (ii) a three-year warrant to purchase 25,000 shares of Company common stock at an exercise price of $0.50 per share. The fair value of the warrants using Black/Scholes was $26,282 with the following assumptions: risk-free interest rate of 2.93%, expected life of 3 years, volatility of 291.52%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $171.5k Note is carried at fair value subsequent to the extinguishment date and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The fair value of this instrument as of December 31, 2018 was $186,472. During the years ended December 31, 2018 and 2017, a change in fair value of debt related to this instrument was recorded in the amount of $5,241 and $-0-, respectively.

During the years ended December 31, 2018 and 2017, the Company made no repayments on this instrument. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $17,150 and $3,054, respectively. As of December 31, 2018, the unamortized discount was $-0- and the note was convertible into 1,954,416 of the Company’s common shares.

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

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$82,652
Original issue discount and fees	7,750
Financing cost	(32,652)
Convertible note	---

Gross proceeds	$57,750

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the instrument, which was schedule to mature on January 2, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $37,925 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,786 and $-0-, respectively.

During the year ended December 31, 2018, the holder of the $58k Note converted the entire principal balance of $57,750, as well as accrued interest in the amount of $3,786, into 384,839 shares of Company common stock.

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

Embedded conversion feature	$161,527
Original issue discount and fees	12,750
Financing cost	(61,527)
Convertible note	---

Gross proceeds	$112,750

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on February 2, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $57,456 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $5,746 and $-0-, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On August 7, 2018, the Company prepaid the balance on the $113k Note, including accrued interest, for a one-time cash payment of $151,536. In connection with the extinguishment, the Company also issued the holder a 3-year warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.25. The fair value of the warrant was $50,614. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$112,750
Carrying value of derivative financial instruments arising from ECF	140,962
Accrued interest	5,746
Less cash repayment	(151,536)
Less fair value of warrant issued in connection with extinguishment	(50,614)
Less carrying value of debt discount at extinguishment	(55,294)

Gain on extinguishment of debt	$2,014

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

Embedded conversion feature	$119,512
Original issue discount and fees	8,000
Financing cost	(44,512)
Convertible note	---

Gross proceeds	$83,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on February 13, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $41,841 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $4,184 and $-0-, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On August 16, 2018, the Company prepaid the balance on the $83k Note, including accrued interest, for a one-time cash payment of $111,596. In connection with the extinguishment, the Company also issued the holder a 5-year warrant to purchase 237,143 shares of Company common stock at an exercise price of $0.35. The fair value of the warrant was $92,400. The Company recognized a loss on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$83,000
Carrying value of derivative financial instruments arising from ECF	106,720
Accrued interest	4,184
Less cash repayment	(111,596)
Less fair value of warrant issued in connection with extinguishment	(92,400)
Less carrying value of debt discount at extinguishment	(41,159)

Loss on extinguishment of debt	$(51,251)

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

Embedded conversion feature	$153,371
Original issue discount and fees	5,000
Financing cost	(53,371)
Convertible note	---

Gross proceeds	$105,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on March 5, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $51,205 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $5,121 and $-0-, respectively.

On August 30, 2018, the Company prepaid the balance on the $105k Note, including accrued interest, for a one-time cash payment of $140,697. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$105,000
Carrying value of derivative financial instruments arising from ECF	136,175
Accrued interest	5,121
Less cash repayment	(140,697)
Less carrying value of debt discount at extinguishment	(53,795)

Gain on extinguishment of debt	$51,804

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Embedded conversion feature	$83,806
Original issue discount and fees	3,000
Financing cost	(23,806)
Convertible note	---

Gross proceeds	$63,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on January 15, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $39,594 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,124 and $-0-, respectively.

On September 28, 2018, the Company prepaid the balance on the $63k Note, including accrued interest, for a one-time cash payment of $89,198. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$63,000
Carrying value of derivative financial instruments arising from ECF	72,336
Accrued interest	3,124
Less cash repayment	(89,198)
Less carrying value of debt discount at extinguishment	(23,406)

Gain on extinguishment of debt	$25,856

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

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$83,397
Original issue discount and fees	7,750
Financing cost	(33,397)
Convertible note	---

Gross proceeds	$57,750

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on January 15, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $28,954 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,895 and $-0-, respectively.

On October 16, 2018, the Company prepaid the balance on the $57.8k Note II, including accrued interest, for a one-time cash payment of $81,850. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$57,750
Carrying value of derivative financial instruments arising from ECF	74,428
Accrued interest	2,895
Less cash repayment	(81,850)
Less carrying value of debt discount at extinguishment	(28,796)

Gain on extinguishment of debt	$24,427

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$130,136
Original issue discount and fees	4,500
Financing cost	(44,636)
Convertible note	---

Gross proceeds	$90,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on July 18, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $31,562 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,156 and $-0-, respectively.

On August 24, 2018, the Company prepaid the balance on the $90k Note, including accrued interest, for a one-time cash payment of $119,240. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$90,000
Carrying value of derivative financial instruments arising from ECF	123,030
Accrued interest	3,156
Less cash repayment	(119,240)
Less carrying value of debt discount at extinguishment	(58,438)

Gain on extinguishment of debt	$38,508

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

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$71,679
Original issue discount and fees	3,000
Financing cost	(21,679)
Convertible note	---

Gross proceeds	$53,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on January 30, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $33,794 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,657 and $-0-, respectively.

On October 18, 2018, the Company prepaid the balance on the $53k Note III, including accrued interest, for a one-time cash payment of $75,039. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$53,000
Carrying value of derivative financial instruments arising from ECF	59,533
Accrued interest	2,657
Less cash repayment	(75,039)
Less carrying value of debt discount at extinguishment	(19,206)

Gain on extinguishment of debt	$20,945

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$99,422
Original issue discount and fees	3,250
Financing cost	(34,422)
Convertible note	---

Gross proceeds	$68,250

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on May 3, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $33,566 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,366 and $-0-, respectively.

On October 30, 2018, the Company prepaid the balance on the $68.3k Note, including accrued interest, for a one-time cash payment of $91,644. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$68,250
Carrying value of derivative financial instruments arising from ECF	91,132
Accrued interest	3,366
Less cash repayment	(91,644)
Less carrying value of debt discount at extinguishment	(34,684)

Gain on extinguishment of debt	$36,420

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$54,086
Original issue discount and fees	2,000
Financing cost	(19,086)
Convertible note	---

Gross proceeds	$37,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on May 7, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $18,145 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,815 and $-0-, respectively.

On November 2, 2018, the Company prepaid the balance on the $37k Note, including accrued interest, for a one-time cash payment of $49,144. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$37,000
Carrying value of derivative financial instruments arising from ECF	47,763
Accrued interest	1,815
Less cash repayment	(49,144)
Less carrying value of debt discount at extinguishment	(18,855)

Gain on extinguishment of debt	$18,579

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

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$90,390
Original issue discount and fees	3,000
Financing cost	(30,390)
Convertible note	---

Gross proceeds	$63,000

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on May 7, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $31,240 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,107 and $-0-, respectively.

On November 5, 2018, the Company prepaid the balance on the $63k Note II, including accrued interest, for a one-time cash payment of $89,198. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$63,000
Carrying value of derivative financial instruments arising from ECF	81,017
Accrued interest	3,107
Less cash repayment	(89,198)
Less carrying value of debt discount at extinguishment	(31,760)

Gain on extinguishment of debt	$26,166

Convertible Notes Payable ($78,750) – May 2018

On May 24, 2018, the Company entered into a securities purchase agreement for the sale of a $78,750 convertible note (the “$78.8k Note”). The $78.8k Note included $3,750 fees for net proceeds of $75,000. The $78.8k Note has an interest rate of 10% and a default interest rate of 24% and matures on May 24, 2019. The $78.8k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, the Company would incur a penalty of $250 per day beginning on the fourth day after the conversion notice, increasing to $500 per day beginning on the tenth day. Upon an event of default caused by the Company’s failure to maintain a listing for its common stock, the outstanding principal shall increase by 50%. Upon an event of default caused by the Company’s failure to maintain a bid price for its common stock, the outstanding principal shall increase by 20%. If not paid at maturity, the amount due under the note increases by 10%.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Embedded conversion feature	$116,027
Original issue discount and fees	3,750
Financing cost	(41,027)
Convertible note	---

Gross proceeds	$78,750

The discount resulting from the original issue discount and embedded conversion feature was being amortized over the life of the note, which was schedule to mature on May 24, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $38,836 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $3,938 and $-0-, respectively.

On November 20, 2018, the Company prepaid the balance on the $78.8k Note, including accrued interest, for a one-time cash payment of $104,738. The Company recognized a gain on debt extinguishment in the year ended December 31, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$78,750
Carrying value of derivative financial instruments arising from ECF	100,669
Accrued interest	3,938
Less cash repayment	(104,738)
Less carrying value of debt discount at extinguishment	(39,914)

Gain on extinguishment of debt	$38,705

Convertible Notes Payable ($103,000) – October 2018

On October 18, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note I”). The $103k Note I included $3,000 fees for net proceeds of $100,000. The $103k Note I has an interest rate of 10% and a default interest rate of 22% and matures on July 30, 2019. The $103k Note I may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $103k Note I was calculated using the Black-Scholes pricing model at $143,836, with the following assumptions: risk-free interest rate of 2.67%, expected life of 0.78 years, volatility of 293.97%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $103k Note I, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $143,836 over the net proceeds from the note of $100,000, for a net charge of $43,836. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$143,836
Original issue discount and fees	3,000
Financing cost	(43,836)
Convertible note	---

Gross proceeds	$103,000

The discount resulting from the original issue discount and embedded conversion feature is being amortized over the life of the note, which is schedule to mature on July 30, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $26,744 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $2,088 and $-0-, respectively. As of December 31, 2018, the unamortized discount was $76,256 and the note was convertible into 1,250,759 of the Company’s common shares.

Convertible Notes Payable ($103,000) – November 2018

On November 12, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note II”). The $103k Note II included $3,000 fees for net proceeds of $100,000. The $103k Note II has an interest rate of 10% and a default interest rate of 22% and matures on August 30, 2019. The $103k Note II may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $103k Note II was calculated using the Black-Scholes pricing model at $142,915, with the following assumptions: risk-free interest rate of 2.73%, expected life of 0.80 years, volatility of 286.23%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $103k Note II, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $142,915 over the net proceeds from the note of $100,000, for a net charge of $42,915. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$142,915
Original issue discount and fees	3,000
Financing cost	(42,915)
Convertible note	---

Gross proceeds	$103,000

The discount resulting from the original issue discount and embedded conversion feature is being amortized over the life of the note, which is schedule to mature on August 30, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $17,344 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,383 and $-0-, respectively. As of December 31, 2018, the unamortized discount was $85,656 and the note was convertible into 1,250,759 of the Company’s common shares.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($153,000) – November 2018

On November 19, 2018, the Company entered into a securities purchase agreement for the sale of a $153,000 convertible note (the “$153k Note”). The $153k Note included $3,000 fees for net proceeds of $150,000. The $153k Note has an interest rate of 10% and a default interest rate of 22% and matures on August 19, 2019. The $153k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $153k Note was calculated using the Black-Scholes pricing model at $166,388, with the following assumptions: risk-free interest rate of 2.66%, expected life of 0.75 years, volatility of 286.07%, and expected dividend yield of zero. In connection with the $153k Note, the Company also issued to the holder 35,000 shares of Company common stock valued at $5,597, which was recorded to equity. Because the fair value of the ECF exceeded the net proceeds from the $153k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $166,388 and the common shares issued of $5,597 over the net proceeds from the note of $150,000, for a net charge of $21,974. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$166,378
Original issue discount and fees	3,000
Fair value of shares recorded to equity	5,597
Financing cost	(21,975)
Convertible note	---

Gross proceeds	$153,000

The discount resulting from the original issue discount and embedded conversion feature is being amortized over the life of the note, which is schedule to mature on August 19, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $23,538 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $1,761 and $-0-, respectively. As of December 31, 2018, the unamortized discount was $129,462 and the note was convertible into 1,511,111 of the Company’s common shares.

Convertible Notes Payable ($103,000) – December 2018

On December 3, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). The $103k Note III included $3,000 fees for net proceeds of $100,000. The $103k Note III has an interest rate of 10% and a default interest rate of 18% and matures on December 3, 2019. The $103k Note III may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $103k Note III was calculated using the Black-Scholes pricing model at $148,965, with the following assumptions: risk-free interest rate of 2.72%, expected life of 1.00 year, volatility of 284.75%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $103k Note III, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $148,965 over the net proceeds from the note of $100,000, for a net charge of $48,965. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$148,965
Original issue discount and fees	3,000
Financing cost	(48,965)
Convertible note	---

Gross proceeds	$103,000

The discount resulting from the original issue discount and embedded conversion feature is being amortized over the life of the note, which is schedule to mature on December 3, 2019. Amortization expense related to the discount in the years ended December 31, 2018 and 2017 was $7,901 and $-0-, respectively. During the years ended December 31, 2018 and 2017, the Company recorded interest expense on this instrument totaling $790 and $-0-, respectively. As of December 31, 2018, the unamortized discount was $95,099 and the note was convertible into 1,857,923 of the Company’s common shares.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of (i) the fair value of conversion features embedded in convertible promissory notes for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock, and (ii) the fair value of certain warrants issued in connection with the July 2018 Private Placement (as defined in Note 11) for which the exercise price or the number of shares issuable was not fixed upon the issuance of the warrants. The fair market value of derivative liabilities related to convertible promissory notes was calculated at inception of each convertible promissory note for which the conversion rate was not fixed and allocated to the components of the respective convertible notes, with any excess recorded as a charge to “Financing cost.” The fair market value of derivative liabilities related to warrants issued in the July 2018 Private Placement was initially allocated to the proceeds of the transaction. When the exercise price and number of shares became fixed in September 2018, the fair value of the warrants was reallocated to shareholders’ equity. Derivative financial instruments are revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments recorded in years ended December 31, 2018 include the following:

			Change in
	Fair Value	Inception of	Fair Value	Extinguishment	Fair Value
	as of	Derivative	of Derivative	of Derivative	as of
	December 31,	Financial	Financial	Financial	December 31,
	2017	Instruments	Instruments	Instruments	2018

$53k Note - July 2017	$48,876	$ ---	$5,017	$(53,893)	$ ---
$35k Note - September 2017	36,161	---	1,108	(37,269)	---
$55k Note - September 2017	64,656	---	5,032	(69,688)	---
$53k Note #2 - October 2017	58,216	---	(2,427)	(55,789)	---
$171.5k Note - October 2017	190,580	---	(108,201)	147,523	229,902
$57.8k Note - January 2018	---	82,652	(19,103)	(63,549)	---
$112.8k Note - February 2018	---	161,527	(20,565)	(140,962)	---
$83k Note - February 2018	---	119,512	(12,792)	(106,720)	---
$105k Note - March 2018	---	153,371	(17,196)	(136,175)	---
$63k Note - April 2018	---	83,806	(11,469)	(72,337)	---
$57.8k Note - April 2018	---	83,397	(8,968)	(74,429)	---
$90k Note - April 2018	---	130,136	(7,106)	(123,030)	---
$53k Note II - April 2018	---	71,679	(12,147)	(59,532)	---
$68.3k Note - May 2018	---	99,422	(8,290)	(91,132)	---
$37k Note - May 2018	---	54,086	(6,323)	(47,763)	---
$63k Note II - May 2018	---	90,390	(9,373)	(81,017)	---
$78.8k Note - May 2018	---	116,027	(15,358)	(100,669)	---
$2M PIPE - July 2018	---	2,397,516	385,856	(2,783,372)	---
$103k Note I - October 2018	---	143,834	(12,217)	---	131,617
$103k Note II - November 2018	---	142,915	(7,070)	---	135,845
$153k Note - November 2018	---	166,378	(8,952)	---	157,426
$103k Note III - December 2018	---	148,965	(3,315)	---	145,650

	$398,489	$4,245,613	$106,141	$(3,949,803)	$800,440

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.21% to 2.73%, expected life of 0.01 to 1.17 years, volatility of 172.67% to 303.06%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

On October 3, 2018, the Company bought back 100,000 shares of common stock from a shareholder for a total purchase price of $5,000. The shares were retired. The selling shareholder was the brother of our CEO Dr. Michael Dent.

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

On September 4, 2014, the Company filed with the Nevada Secretary of State a certificate of designation for up to 20,000,000 shares of Series A Convertible Preferred Stock (the “Series A”). Each share of Series A Convertible Preferred Stock (“Series A”) issued in 2014 converts into one share of common, has voting rights on an as converted basis, and receives liquidation preferences. Series A shares are not redeemable and have no dividend rights. No shares of Series A were outstanding as of December 31, 2018 or 2017.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

Other Private Placements

During the year ended December 31, 2018, the Company sold 3,534,891 shares of common stock in six separate private placement transactions. The Company received $417,500 in proceeds from the sales, which were transacted at share prices between $0.085 and $0.35 per share. In connection with these stock sales, the Company also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

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

Investment Agreement Draws

During the year ended December 31, 2018, the Company issued 2,440,337 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received an aggregate of $440,523 in net proceeds from the draws.

During the years ended December 31, 2017, the Company issued 222,588 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received $27,640 in proceeds from the draws.

Common Stock Issuable

As of December 31, 2018 and 2017, the Company was obligated to issue 114,080 and 47,101 shares of common stock, respectively, in exchange for professional services provided by two third party consultants. During the years ended December 31, 2018 and 2017, the Company recognized expense related to shares earned by the consultants of $49,556 and $58,265, respectively. During August 2017, 276,850 shares were issued to one of the consultants with a value of $49,996, in satisfaction of shares accrued through August 25, 2017. During June 2018, 277,147 shares were issued to one of the consultants with a value of $31,688, in satisfaction of shares accrued through August 25, 2017.

As of December 31, 2018 and 2017, the Company was obligated to issue -0- and 75,000 shares, respectively, to an employee pursuant to the EIP.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2018 and 2017 are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	20,526,387	$0.23	10,576,389	$0.08
Granted during the period	27,635,819	$0.13	9,949,998	$0.39
Exercised during the period	(2,000,744)	$(0.00)	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	46,161,463	$0.18	20,526,387	$0.23

Exercisable at end of the period	46,161,463	$0.18	20,526,387	$0.23

Weighted average remaining life	3.8	years	4.2	years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2018:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ 0.0001 to 0.09	20,257,024	3.9	$0.06	20,257,024	$0.06
$ 0.10 to 0.24	14,520,441	4.0	$0.19	14,520,441	$0.19
$ 0.25 to 0.49	7,693,998	3.5	$0.28	7,693,998	$0.28
$ 0.50 to 1.00	3,690,000	3.2	$0.65	3,690,000	$0.65
$ 0.05 to 1.00	46,161,463	3.8	$0.18	46,161,463	$0.18

During the year ended December 31, 2018, the Company issued 27,635,819 warrants. The fair value of warrants issued in 2018 was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.32% to 2.93%, expected life of 3.0 to 5.0 years, volatility of 261.18% to 308.60%, and expected dividend yield of zero. During the year ended December 31, 2017, the Company issued 9,949,998 warrants. The fair value of warrants issued in 2017 was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.74% to 2.01%, expected life of 5 years, volatility of 40.00% to 190.86%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the years ended December 31, 2018 and 2017 was $4,645,46 and $629,299, respectively.

In June 2018, the Company issued 600,000 five-year warrants with an exercise price of $0.15 to two individuals for consulting services to be performed between June 6 and December 6, 2018. The fair value of the warrants was $94,844, which is being recognized on a straight-line basis over the six-month service period. During the year ended December 31, 2018, the Company recognized general and administrative expense of $94,844, related to these warrants.

In August 2018, the Company issued 400,000 five-year warrants with an exercise price of $0.35 to a consultant for services performed. The fair value of the warrants was $145,861, which was recognized at issuance. During the year ended December 31, 2018, the Company recognized general and administrative expense of $145,861 related to these warrants.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the years ended December 31, 2018 and 2017:

	2018	2017
Outstanding at beginning of the period	1,498,750	1,552,500
Granted during the period	440,000	175,000
Terminated during the period	(200,000)	(228,750)
Outstanding at end of the period	1,738,750	1,498,750

Shares vested at period-end	1,198,750	870,000
Weighted average grant date fair value of shares granted during the period	$0.30	$0.09
Aggregate grant date fair value of shares granted during the period	$107,197	$15,750
Shares available for grant pursuant to EIP at period-end	10,075,934	11,654,934

Total stock based compensation recognized for grants under the EIP was $28,678 and $11,153 during the years ended December 31, 2018 and 2017, respectively. Total unrecognized stock compensation related to these grants was $103,452 as of December 31, 2018.

A summary of the status of non-vested shares issued pursuant to the EIP as of December 31, 2018 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	628,750	$0.05	940,000	$0.04
Granted	440,000	$0.24	100,000	$0.09
Vested	(328,750)	$0.13	(182,500)	$0.04
Forfeited	(200,000)	$0.04	(228,750)	$0.04
Nonvested at end of period	540,000	$0.16	628,750	$0.05

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the years ended of December 31, 2018 and 2017:

	2018		2017
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
	Number	Price	Number		Price
Outstanding at beginning of the period	2,349,996	$0.12		2,349,996	$0.12
Granted during the period	1,383,000	$0.29		---	$ ---
Exercised during the period	---	$ ---		---	$ ---
Forfeited during the period	(25,000)	$0.15		---	$ ---
Outstanding at end of the period	3,707,996	$0.18		2,349,996	$0.12

Options exercisable at period-end	1,375,583			575,000
Weighted average remaining life (in years)	8.1			8.6
Weighted average grant date fair value of options granted during the period	$0.22		$	---
Options available for grant at period-end	10,075,684			11,654,934

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2018:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,733,000	7.1	$0.08	1,158,000	0.08
$ 0.11 to 0.20	749,996	7.9	$0.20	139,583	0.20
$ 0.21 to 0.31	1,225,000	9.5	$0.31	78,000	0.31
$ 0.08 to 0.31	3,707,996	8.1	$0.18	1,375,583	$0.11

Total stock based compensation recognized related to option grants was $73,954 and $9,779 during the years ended December 31, 2018 and 2017, respectively.

A summary of the status of non-vested options issued pursuant to the EIP as of December 31, 2018 and 2017 is presented below:

	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,774,996	$0.03	2,249,996	$0.03
Granted	1,383,000	$0.22	---	$ ---
Vested	(803,583)	$0.05	(475,000)	$0.03
Forfeited	(22,000)	$0.12	---	$ ---
Nonvested at end of period	2,332,413	$0.13	1,774,996	$0.03

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

During 2017, the Company entered into an agreement with MOD pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the years ended December 31, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $30,457 and $-0-, respectively, pursuant to this agreement including $16,177 recognized in 2018 to write of the balance of a prepayment to MOD to be applied toward future rent.

Total lease expense for the years ended December 31, 2017 and 2016 was $296,075 and $294,745, respectively.

Future minimum lease payments (excluding real estate taxes and maintenance costs) as of December 31, 2018 are as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019	$273,856	$19,877	$293,733
2020	162,055	3,058	165,113
2021	---	---	---
2022	---	---	---
2023	---	---	---

Total	$435,911	$22,935	$458,846

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

DECEMBER 31, 2018 AND 2017

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

NOTE 13 – INCOME TAXES

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Company has not reviewed the all of the changes the “Tax Cuts and Jobs Act” that will apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, management believes such changes should not be material.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statement of operations:

	2018	2017

Pre-tax loss	$(5,790,835)	$(2,581,011)
Statutory rate - Tax Law Change 2017	21%	21%
Income tax benefit at statutory rate	(1,216,075)	(542,012)
Permanent and other differences	---	---

Change in valuation allowance	$(1,216,075)	$(542,012)

As of December 31, 2018 and 2017, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	2018	2017

Net operating loss carry forwards	$1,893,245	$576,049
Stock based compensation expense	-	-
Total deferred tax assets	1,893,245	576,049
Valuation allowance	(1,893,245)	(576,049)

Net deferred tax assets	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 13 – INCOME TAXES (CONTINUED)

Prior to 2014, the Company was an S-Corporation, as defined in the Internal Revenue Code. As an S-Corporation, income/losses were passed through to the stockholders for each year. During 2014, the Company failed to meet the requirements of an S-Corporation when it authorized and issued a second class of stock other than common stock. The S-Corporation requirements allow only one class of stock, among other certain requirements, to maintain S-Corporation status, as defined. The Company upon failing to maintain its S Corporation status became a C-Corporation during 2014. Prior year losses and up to the date that the Company lost its S-Corporation status are not available to the Company, since they were passed through to qualified S-Corporation shareholders. The net operating loss (“NOL”) carryovers presented in this note are estimates based on the losses reported at December 31, 2018, 2017 and 2016. Such NOL carryovers could also be subject to IRC Section 382/383 change of ownership rules, Management has not reviewed the Company’s ownership changes at the date of this filing. If an ownership change has occurred the entire amount of Deferred Tax Assets could be limited or possibly eliminated. Based upon Management’s assessment a full valuation allowance has been placed upon the Net Deferred Tax Assets, since it is more likely than not that such Assets will not be realized. Therefore, no financial statement benefit has been taken for the Deferred Tax Assets, as of the filing date.

Prior to September 5, 2014, the date on which NWC and HLYK completed the Restructuring, the Company’s business was comprised of the operations of NWC, which at the time was an LLC comprised of two members. All income taxes resulting from the operation of NWC were passed through to the personal income tax returns of the LLC members. Subsequent to September 5, 2014, HLKD reports the consolidated operations of NWC and HLKD in its tax returns. On a consolidated basis, the Company did not have any tax liability for 2017 or 2018 due to its pre-tax losses. Such return filings are being reviewed by Management, based upon the Company failing to meet the S-Corporation status, as defined. The Company believes there would be no tax liability created for the S corporation failure, since the Company has had losses for the periods presented in this filing.

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2018. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on the accrual basis.

The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2018 and 2017.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 14 – SEGMENT REPORTING (CONTINUED)

Segment information for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31, 2018					Year Ended December 31, 2017
	NWC		HLYK		Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$2,259,002	$	---	$2,259,002		$2,103,579	$	---		$2,103,579
Medicare incentives		---		---	---		---		---		---
Total revenue		2,259,002		---	2,259,002		2,103,579		---		2,103,579

Operating Expenses
Salaries and benefits		1,446,243		920,339	2,366,582		1,395,455		626,990		2,022,445
General and administrative		903,019		1,937,765	2,840,784		854,080		994,786		1,848,866
Depreciation and amortization		21,870		1,912	23,782		22,387		1,219		23,606
Total Operating Expenses		2,371,132		2,860,016	5,231,148		2,271,922		1,622,995		3,894,917

Loss from operations		$(112,130)		$(2,860,016)	$(2,972,146)		$(168,343)		$(1,622,995)		$(1,791,338)

Other Segment Information
Interest expense		$24,356		$168,753	$193,109		$22,857		$76,811		$99,668
Loss on extinguishment of debt	$	---		$393,123	$393,123	$	---		$290,581		$290,581
Financing cost	$	---		$1,221,911	$1,221,911	$	---		$72,956		$72,956
Amortization of original issue and debt discounts on convertible notes	$	---		$763,616	$763,616	$	---		$330,435		$330,435
Change in fair value of debt	$	---		$140,789	$140,789	$	---	$	---	$	---
Change in fair value of derivative financial instruments	$	---		$106,141	$106,141	$	---		$(3,967)		$(3,967)
Identifiable assets		$184,912		$242,451	$427,363		$269,424		$170,359		$439,783

During the years ended December 31, 2018 and 2017, HLYK realized revenue of $13,388 and $4,414, respectively, to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network, which the Company test-launched during the third quarter of 2017. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

NOTE 15 – SUBSEQUENT EVENTS

On January 14, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note”). The $78k Note included $3,000 fees for net proceeds of $75,000. The $78k Note has an interest rate of 10% and a default interest rate of 22% and matures on October 14, 2019. The $78k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due. In connection with the $78k Note, the Company also issued to the holder 28,000 shares of Company common stock.

On January 15, 2019, the Company entered into a definitive agreement to acquire Hughes Center for Functional Medicine, P.A. (“HCFM”) for $750,000 in cash, $750,000 in shares of Company common stock and $500,000 in a three-year performance-based payout. HCFM is a functional medicine practice focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis along with other treatments aimed at improving health and slowing aging, including hormones, thyroid, weight loss, wellness and prevention.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

On January 28, 2019, the Company entered into a consulting agreement with an unrelated third party to provide services in exchange for 125,000 shares of Company common stock to be issued at the time of the agreement and up to 375,000 upon achievement of future milestones. During March 2018, the Company issued 250,000 of the shares, including 125,000 due on signing of the agreement and 125,00 upon achievement of the first milestone.

On February 7, 2019, the holder of the holder of the $171.5k Note converted the entire principal balance of $171,500 into 2,512,821 shares of Company common stock

On February 13, 2019, the investor in the July 18, 2018 private placement transaction exercised the remaining 2,098,427 of the Pre-Funded Warrants. We did not receive any proceeds from the transaction.

Between January 1, 2019 and March 27, 2019, the Company made draws pursuant to the Investment Agreement totaling 1,694,043 shares for proceeds of $404,394.

During February and March 2019, the Company sold 1,250,000 shares of common stock in two separate private placement transactions and received $340,000 in proceeds from the sales. The shares were issued at a share price of $0.30 per share. In connection with the stock sale, we also issued 566,667 five-year warrants to purchase shares of common stock at an exercise price of $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The material weaknesses consist of controls associated with segregation of duties and a lack of written policies and procedures for internal controls, as well as understaffing in our accounting and reporting function. To address the material weaknesses, we hired a full time Controller starting in May 2018 and have engaged outside consultants and performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions with the Company
Michael Dent, MD	54	Chief Executive Officer and Chairman of the Board of Directors
George O’Leary	55	Chief Financial Officer, and Director

Michael T. Dent, MD, Founder, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dent founded the Naples Women’s Center in 1996 where he served as its principal executive from formation through February 2016. He is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014 and is responsible for its healthcare, information technology and life science investments. He has held key leadership positions in business development, operations, corporate development, and strategy in the healthcare and technology industries since the mid-90s. Prior to founding InLight Capital Partners, Dr. Dent was Founder, Chairman and Chief Executive Officer of NeoGenomics Laboratories (Nasdaq: NEO) where he was on the Board of Directors from 1998 until July 2015. As a retired physician, Dr. Dent is uniquely qualified to understand the challenges and opportunities in healthcare and emerging technologies. Dr. Dent received his Bachelors Degree from Davidson College, where he majored in both Biology and Pre-Med, and went on to earn his medical degree from The University of South Carolina in Charleston, South Carolina. Dr. Dent also attended Florida Gulf Coast University’s Business Executive Education program. Dr. Dent holds board affiliations with,MedOfficeDirect (Founder), and The Naples Women’s Center. Our board of directors believes Dr. Dent’s perspective as the founder of the Company, his industry knowledge and prior experience as a director of a public company and familiarity with public company governance, provide him with the qualifications and skills to serve as a director.

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

Board Independence

Because the Company’s Common Stock is not listed on a national securities exchange, the Company does not currently comply with any board independence requirements. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Board Committees

We do not have a standing audit committee. Our full board of directors perform the functions usually designated to an audit committee. While Mr. O’Leary qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, neither Mr. O’Leary nor Dr. Dent qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by NASDAQ Rules. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date. If and when we generate increased revenue and positive cash flow in the future, we intend to form a standing audit committee and identify and appoint an independent financial expert to serve on our audit committee.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2018, George O’Leary, Chief Financial Officer of the Company, failed to timely file one Form 4 upon issuance of incentive shares and options pursuant to his employment extension dated July 1, 2018.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to adopt one as we further develop our infrastructure and business.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2018 and 2017:

						All
				Stock	Option	Other
		Salary	Bonus	Awards (1)	Awards (2)	Compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2018	65,846	---	---	---	---	65,846
(Chief Executive Officer)	2017	70,000	---	---	---	---	70,000

George O’Leary	2018	157,692	12,500	30,549	366,587	---	567,328
(Chief Financial Officer)	2017	95,400	---	---	---	---	95,400

Robert Horel (3)	2018	215,000	---	---	---	---	215,000
(Chief Marketing Officer)	2017	232,145	---	---	---	---	232,145

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. O’Leary in 2018 include 100,000 shares granted on July 1, 2018 pursuant to Mr. O’Leary’s Extension Letter Agreement.
(2)	Reflects the grant date fair values of stock options. Option awards for Mr. O’Leary in 2018 include a 10-year option to purchase 1,200,000 shares of Company common stock at an exercise price of $0.31 pursuant to Mr. O’Leary’s Extension Letter Agreement.
(3)	Mr. Horel was terminated with an effective date of January 31, 2019.

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

On July 1, 2016, we entered into an agreement with Mr. George O’Leary, our Chief Financial Officer and a member of our Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary, or us and provides for an initial annual base salary of $90,000 a year and shall increase to $100,000 per year in year two. Mr. O’Leary is also eligible to receive performance-based incentives. In addition, Mr. O’Leary is also entitled to receive stock options to purchase up to 600,000 shares of common stock of the Company at an exercise price equivalent to the closing price per share at which the stock is quoted on the day prior to his start date. The grant of such options will be made pursuant to the Company’s stock option plan then in effect, shall have a ten-year term from the grant date and shall vest in accordance with the schedule set forth in the agreement. In addition, Mr. O’Leary shall receive healthcare allowance of $750 per month and a car allowance of $650 per month to be paid at the beginning of each month. If Mr. O’Leary employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination. On July 1, 2018, HLYK and Mr. O’Leary entered into an Extension Letter Agreement pursuant to which Mr. O’Leary was increased to full time employment (previously half-time) and agreed to extend the term of his employment to September 30, 2022. In addition to a base salary, the extension provides Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants. In connection with the extension, Mr. O’Leary was also granted (i) 100,000 shares of Company common stock and will be granted an additional 100,000 shares on each of July 1, 2019, 2020 and 2021, and (ii) a 10-year option to purchase 1,200,000 shares of Company common stock at an exercise price of $0.31, of which 150,000 vest on July 1, 2019, 450,000 vest monthly from July 1, 2019 to July 1, 2022 and 600,000 vest based on specified performance measures related to the Company’s fiscal years 2018 through 2021.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options that have not vested as of December 31, 2018 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	625,000	375,000	375,000	$0.08	7/1/2026
(Chief Executive Officer)

George O’Leary	400,000	200,000	200,000	$0.08	7/1/2026
(Chief Financial Officer)	75,000	1,125,000	1,125,000	$0.31	7/1/2028

Robert Horel (1)	139,583	610,413	610,413	$0.20	11/28/2026
(Chief Marketing Officer)

(1)	Mr. Horel was terminated with an effective date of January 31, 2019.

On January 1, 2016, the Company instituted the 2016 Equity Incentive Plan (the “EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. During the years ended December 31, 2018 ad 2017, the Company made grants totaling 440,000 and 175,000 shares, respectively, of common stock pursuant to the EIP. The grants are subject to time-based vesting requirements and generally vest a portion upon grant and the balance on a straight-line basis over a period of four years.

During the year ended December 31, 2018, we granted a 10-year option to purchase 1,200,000 shares of common stock at an exercise price of $0.31 pursuant to Mr. O’Leary’s Extension Letter Agreement dated July 1, 2018.

Director Compensation

Our directors did not receive any compensation for their services for the years ending December 31, 2018 and 2017 except as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2019 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 726 Medical Blvd Suite 101, Naples, Florida 34110. As of March 27, 2019, we had 93,142,148 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Beneficially Owned (2)
Dr. Michael Dent, Chief Executive Officer and Chairman (3)	59,198,769	57.76%
George O’Leary, Interim Chief Financial Officer, Chief Operating Officer and Director (4)	2,675,000	2.86%
All officers and directors as a group (2 persons)	61,873,769	60.77%
5% Stockholders:
Urania Holdings LLC (5)	5,620,000	5.95%
Iconic Holdings, LLC (6)	9,304,928	9.99%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Based on 93,142,418 shares of common stock issued and outstanding as of March 27, 2019.
(3)	Includes 2,953,640 shares of common stock held by Dr. Dent directly, 46,900,000 shares of common stock held in the name of Mary S. Dent Gifting Trust Common, 8,678,462 shares of common stock issuable upon exercise of warrants, and 666,667 vested employee stock options. Excludes 333,333 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 27, 2019.
(4)	Includes 2,100,000 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, 100,000 shares of common stock held by George O’Leary directly, and 475,000 vested employee stock options. Excludes 1,325,000 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 27, 2019.
(5)	The address of this beneficial owner is 1405 Estuary Trail, Delray Beach, Florida 33483. Chris Salamone, as Chief Executive Officer of Urania Holdings LLC, holds voting and dispositive power over the securities of the Company held by Urania Holdings LLC. Includes 4,370,000 shares of common stock and 1,250,000 shares of common stock issuable upon exercise of warrants.
(6)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes (i) 7,692,143 shares of common stock issuable upon conversion of the Iconic Convertible Notes, each of which are subject to a 9.99% beneficial ownership limitation, and (ii) up to 1,612,785 shares issuable under warrants with 9.99% beneficial ownership limitation. Does not include (i) 14,006,659 shares of common stock issuable under warrants with 9.99% beneficial ownership limitation and (ii) up to 16,643,032 shares of common stock issuable under the Investment Agreement, which are subject to a 9.99% beneficial ownership limitation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. All principal and interest is due at maturity of the $750k DMD Note on December 31, 2019. Interest accrued on the $750k DMD Note as of December 31, 2018 and 2017 was $66,859 and $43,963, respectively.

The carrying values of notes payable to Dr. Michael Dent as of December 31, 2018 and 2017 were as follows:

			Interest	Balance as of December 31,
Inception Date	Maturity Date	Borrower	Rate	2018		2017
January 12, 2017	January 13, 2019	HLYK	10%	$40,560	*	$35,000
January 18, 2017	January 19, 2019	HLYK	10%	23,165	*	20,000
January 24, 2017	January 15, 2019	HLYK	10%	57,839	*	50,000
February 9, 2017	February 10, 2019	HLYK	10%	34,586	*	30,000
April 20, 2017	April 21, 2019	HLYK	10%	11,357	*	10,000
June 15, 2017	June 16, 2019	HLYK	10%	36,464	*	32,500
August 17, 2017	August 18, 2018	HLYK	10%	20,000		20,000
August 24, 2017	August 25, 2018	HLYK	10%	37,500		37,500
September 7, 2017	September 8, 2018	HLYK	10%	35,000		35,000
September 21, 2017	September 22, 2018	HLYK	10%	26,500		26,500
September 29, 2017	September 30, 2018	HLYK	10%	12,000		12,000
December 21, 2017	December 22, 2018	HLYK	10%	14,000		14,000
January 8, 2018	January 9, 2019	HLYK	10%	75,000		---
January 11, 2018	January 12, 2019	HLYK	10%	9,000		---
January 26, 2018	January 27, 2019	HLYK	10%	17,450		---
January 3, 2014	December 31, 2018	NWC	10%	222,050		231,050

				$672,471		$553,550

On July 18, 2018, in connection with a $2,000,000 private placement by a third party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of and December 31, 2018 and 2017 was $62,258 and $19,350, respectively.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2012, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date was $821 in the year ended December 31, 2018 and is included on the statement of operations in “Change in fair value of debt.”

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the years ended December 31, 2018 and 2017, the Company recognized rent expense to MOD in the amount of $30,457 and $-0-, respectively, pursuant to this agreement including $16,177 recognized in 2018 to write of the balance of a prepayment to MOD to be applied toward future rent.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the years ended December 31, 2018 and 2017, the Company recognized general and administrative expense in the amount of $12,500 and $27,500, respectively, pursuant to this agreement. On July 1, 2018 HLYK and MOD signed a marketing and service agreement where HLYK will include MOD offering as part of its product offering to physicians and HLYK will receive 8% of revenue for new sales related to MOD products sold by the HLYK sales team.

Stock Repurchase

On October 3, 2018, the Company bought back 100,000 shares of common stock from a shareholder for a total purchase price of $5,000. The shares were retired. The selling shareholder was the brother of our CEO Dr. Michael Dent.

Director Independence

As discussed above, neither of the members of the Company’s Board of Directors, Dr. Michael Dent and George O’Leary, are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2018 and 2017, our independent registered public accounting firm RBSM LLP billed us a total of $53,500 and $49,500, respectively, related to interim reviews and annual audits of our financial statements and $10,000 and $-0-, respectively, related to auditor consents and registration statements reviews. There were no other fees billed for products offered or professional services rendered by RBSM LLP.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	Share Exchange Agreement (Filed as Exhibit 2.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.1	Form of Private Placement Subscription Agreements (Filed as Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.2	Series A Conversion Notice (Filed as Exhibit 10.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.3	Form of Notes Issued to Dr. Michael Dent (Filed as Exhibit 10.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.4	Form of Warrants Issued to Dr. Michael Dent (Filed as Exhibit 10.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.5	Advisor Consulting Banking Agreement with Delaney Equity Group LLC (Filed as Exhibit 10.5 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.6	Warrant Agreement with Delaney Equity Group LLC (Filed as Exhibit 10.6 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.7	Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.7 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.8	Registration Rights Agreement with Iconic Holdings LLC (Filed as Exhibit 10.8 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.9	Fee Note Issued to Iconic Holdings LLC (Filed as Exhibit 10.12 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.10	Form of Employment Agreement with Dr. Michael Dent (Filed as Exhibit 10.14 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.11	Form of Employment Agreement with George O’Leary (Filed as Exhibit 10.15 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)

Exhibit No.	Exhibit Description
10.12	2016 Equity Incentive Plan (Filed as Exhibit 10.17 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.13	Form of Warrant Agreement with Investors in July 2016 Private Placement (Filed as Exhibit 10.13 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.14	Loan Agreement with Florida Community Bank (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 8, 2017)
10.15	Employment Agreement with Robert Horel (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.16	Amendment #1 to Secured Note Issued to Iconic Holdings LLC (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.17	Warrant Issued to Iconic Holdings LLC in February 2017 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 13, 2017)
10.18	Amendment to Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.19	Warrant for Four Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.20	Warrant for Two Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.21	Warrant for One Million Shares of Common Stock Issued to Iconic Holdings LLC in March 2017 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2017)
10.22	Fixed Convertible Promissory Note with Iconic Holdings LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.23	Form of Warrant Issued to Iconic Holdings LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.24	Amendment No. 1 to Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.25	Amendment No. 1 to Subsidiary Guarantee with Iconic Holdings LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.26	Amendment No. 1 to Intellectual Property Security Agreement with Iconic Holdings LLC (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)
10.27	Unsecured Promissory Note with Dr. Michael Dent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2017)
10.28	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.29	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2017)
10.30	Form of Amendment #2, dated August 8, 2017, by and between HealthLynked and Iconic Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2017)
10.31	Form of Common Stock Purchase Warrant, dated August 8, 2017, by and between HealthLynked Corp., and Iconic Holdings, LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2017)
10.32	Securities Purchase Agreement with Power Up Lending Group, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2017)
10.33	Convertible Promissory Note with Power Up Lending Group, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2017)
10.34	Securities Purchase Agreement with Crown Bridge Partners LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2017)
10.35	Convertible Promissory Note with Crown Bridge Partners LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2017)
10.36	Securities Purchase Agreement with PULG (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2017)
10.37	Convertible Promissory Note with PULG (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2017)
10.38	Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)

Exhibit No.	Exhibit Description
10.39	Convertible Promissory Note (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.40	Form of Subscription Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.41	Form of Warrant Agreement (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2017)
10.42*	Securities Purchase Agreement with Morningview Financial LLC dated January 2, 2018
10.43*	Convertible Promissory Note with Morningview Financial LLC dated January 2, 2018
10.44*	Securities Purchase Agreement with Auctus Fund LLC dated February 2, 2018
10.45*	Convertible Promissory Note with Auctus Fund LLC dated February 2, 2018
10.46	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.47	Securities Purchase Agreement with EMA Financial LLC dated February 13, 2018
10.48	Convertible Promissory Note with EMA Financial LLC dated February 13, 2018
10.49	Form of Warrant Agreement issued to Dr. Michael Dent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
10.50	Securities Purchase Agreement with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.51	Convertible Promissory Note with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.52	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 2, 2018 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.53	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 2, 2018 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.54	Form of Securities Purchase Agreement with Morningview Financial LLC dated April 16, 2018 (Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.55	Form of Convertible Promissory Note with Morningview Financial LLC dated April 16, 2018 (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.56	Form of Securities Purchase Agreement with One44 Capital LLC dated April 18, 2018 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.57	Form of Convertible Promissory Note with One44 Capital LLC dated April 18, 2018 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.58	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 18, 2018 (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.59	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 18, 2018 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.60	Form of Securities Purchase Agreement with LG Capital Funding LLC dated May 3, 2018 (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.61	Form of Convertible Promissory Note with LG Capital Funding LLC dated May 3, 2018 (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.62	Form of Securities Purchase Agreement with Cerberus Finance Group Ltd. dated May 7, 2018 (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.63	Form of Convertible Promissory Note with Cerberus Finance Group Ltd. dated May 7, 2018 (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.64	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 9, 2018 (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.65	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 9, 2018 (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.66	Form of Securities Purchase Agreement with Adar Bays LLC dated May 24, 2018 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2018)
10.67	Form of Convertible Promissory Note with Adar Bays LLC dated May 24, 2018 (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2018)
10.68	Extension Letter Agreement, dated July 1, 2018, by and among HealthLynked Corp. and the George O’Leary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2018)

Exhibit No.	Exhibit Description
10.69	Amendment #4 to Investment Agreement, dated June 19, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2018)
10.70	Securities Purchase Agreement, dated July 16, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.71	Registration Rights Agreement, dated July 16, 2018, by and among HealthLynked Corp. and the Buyers listed therein (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.72	Form of Series A Warrant (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.73	Form of Series B Warrant (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.74	Form of Pre-Funded Warrants (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.75	Amendment to Notes, dated July 16, 2018 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.76	Amendment to Note, dated July 16, 2018 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.77	Press Release, dated July 19, 2018 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2018)
10.78	Disclosure Schedules to the Securities Purchase Agreement, dated July 16, 2018, by and among the Corporation and the Investors (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2018)
10.79	Form of Lock-Up Agreement (Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2018)
10.80	Agreement and Plan of Merger, dated January 15, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.81	Press Release, dated January 22, 2019 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
21.1	Subsidiaries (Filed as Exhibit 21.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

* - Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2019
Michael Dent	(Principal Executive Officer)

/s/ George O’Leary	Chief Financial Officer and Director	April 1, 2019
George O’Leary	(Principal Financial and Accounting Officer)