Form 10-Q
period 2019-03-31
HealthLynked Corp
filed 2019-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	HLYK	OTCQB

As of May 13, 2019, there were 98,163,226 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash	$514,309	$135,778
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of March 31, 2019 and December 31, 2018, respectively	106,905	114,884
Prepaid expenses	18,639	28,542
Deferred offering costs	57,609	96,022
Total Current Assets	697,462	375,226
Property, plant and equipment, net of accumulated depreciation of $683,494 and $752,173 as of March 31, 2019 and December 31, 2018, respectively	23,837	42,597
ROU lease assets, long term portion and deposits	364,987	9,540

Total Assets	$1,086,286	$427,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$447,096	$394,333
Capital lease, current portion	---	19,877
Lease liability, current portion	266,130	---
Due to related party, current portion	446,276	429,717
Notes payable to related party, current portion	678,329	672,471
Convertible notes payable, net of original issue discount and debt discount of $363,089 and $386,473 as of March 31, 2019 and December 31, 2018, respectively	1,057,315	1,042,314
Derivative financial instruments	580,855	800,440
Total Current Liabilities	3,476,001	3,359,152

Long-Term Liabilities
Capital leases, long-term portion	---	3,058
Lease liability, long term portion	90,387	---

Total Liabilities	3,566,388	3,362,210

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 93,577,019 and 85,178,902 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9,358	8,518
Common stock issuable, $0.0001 par value; 205,301 and 114,080 shares as of March 31, 2019 and December 31, 2018, respectively	46,097	26,137
Additional paid-in capital	9,026,215	7,531,553
Accumulated deficit	(11,561,772)	(10,501,055)
Total Shareholders’ Deficit	(2,480,102)	(2,934,847)

Total Liabilities and Shareholders’ Deficit	$1,086,286	$427,363

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue
Patient service revenue, net	$464,990	$645,639

Operating Expenses
Salaries and benefits	529,225	560,856
General and administrative	757,356	574,828
Depreciation and amortization	1,655	6,029
Total Operating Expenses	1,288,236	1,141,713

Loss from operations	(823,246)	(496,074)

Other Income (Expenses)
Loss on extinguishment of debt	(139,798)	(325,223)
Change in fair value of debt	(29,697)	(57,946)
Financing cost	(33,903)	(192,062)
Amortization of original issue and debt discounts on notes payable and convertible notes	(179,384)	(154,835)
Change in fair value of derivative financial instrument	191,633	(14,621)
Interest expense	(46,322)	(40,347)
Total other expenses	(237,471)	(785,034)

Net loss before provision for income taxes	(1,060,717)	(1,281,108)

Provision for income taxes	---	---

Net loss	$(1,060,717)	$(1,281,108)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.02)
Fully diluted	$(0.01)	$(0.02)

Weighted average number of common shares:
Basic	88,506,930	72,907,455
Fully diluted	88,506,930	72,907,455

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

Sale of common stock	3,261,978	326	---	693,832	---	694,158
Fair value of warrants allocated to proceeds of common stock	---	---	---	139,068	---	139,068
Shares issued with convertible notes payable	28,000	3	---	4,673	---	4,676
Fair value of warrants issued for professional services	---	---	---	54,257	---	54,257
Conversion of convertible notes payable to common stock	2,512,821	251	---	534,980	---	535,231
Consultant fees payable with common shares and warrants	270,000	27	19,960	6,850	---	26,837
Shares and options issued pursuant to employee equity incentive plan	113,750	12	---	61,223	---	61,235
Exercise of stock warrants	2,098,427	210	---	(210)	---	---
Exercise of stock options	113,141	11	---	(11)	---	---
Net loss	---	---	---	---	(1,060,717)	(1,060,717)

Balance at March 31, 2019	93,577,019	9,358	46,097	9,026,215	(11,561,772)	(2,480,102)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	631,204	63	236	133,312	---	133,611
Fair value of warrants allocated to proceeds of common stock	---	---	---	117,956	---	117,956
Fair value of warrants issued to extend related party notes payable	---	---	---	337,467	---	337,467
Fair value of warrants issued to extend convertible notes payable	---	---	---	10,199	---	10,199
Consultant fees payable with common shares and warrants	---	---	5,287	---	---	5,287
Shares and options issued pursuant to employee equity incentive plan	75,000	8	(8)	5,577	---	5,577
Net loss	---	---	---	---	(1,281,108)	(1,281,108)

Balance at March 31, 2018	73,009,141	7,301	13,791	3,242,822	(5,986,338)	(2,722,424)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019		2018
Cash Flows from Operating Activities
Net loss		$(1,060,717)		$(1,281,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		1,655		6,029
Stock based compensation, including amortization of prepaid fees		180,741		23,666
Amortization of original issue discount and debt discount on convertible notes		179,384		154,835
Financing cost		33,903		192,062
Change in fair value of derivative financial instrument		(191,633)		14,621
Loss on extinguishment of debt		139,798		325,223
Change in fair value of debt		29,697		57,946
Changes in operating assets and liabilities:
Accounts receivable		7,979		(36,174)
Prepaid expenses and deposits		9,903		12,575
Accounts payable and accrued expenses		51,237		90,336
Lease liability		1,070		---
Due to related party, current portion		16,590		15,835
Net cash used in operating activities		(600,393)		(424,154)

Cash Flows from Investing Activities
Acquisition of property and equipment		(4,302)		(201)
Net cash used in investing activities		(4,302)		(201)

Cash Flows from Financing Activities
Proceeds from sale of common stock		833,226		251,568
Proceeds from issuance of convertible notes		150,000		325,000
Repayment of convertible notes		---		(209,682)
Proceeds from related party loans		---		101,450
Repayment of related party loans		---		(9,000)
Repayment of notes payable and bank loans		---		(52,619)
Payments on capital leases		---		(3,058)
Net cash provided by financing activities		983,226		403,659

Net increase (decrease) in cash		378,531		(20,696)
Cash, beginning of period		135,778		50,006

Cash, end of period		$514,309		$29,310

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$830		$7,117
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of beneficial conversion feature and original issue discount allocated to proceeds of convertible notes payable		$179,227	$	---
Common stock issuable issued during period		$4,483		$8
Fair of warrants issued for professional service		$14,743	$	---
Conversion of convertible note payable to common shares		$535,231	$	---
Fair value of common shares issued with convertible notes payable		$4,676	$	---
Cashless exercise of options and warrants		$222	$	---
Adoption of lease obligation and ROU asset		$417,317	$	---
Fair value of beneficial conversion feature and original issue discount allocated to proceeds of convertible note payable	$	---		325,000
Fair value of warrants issued to extend maturity date of convertible notes payable	$	---		$10,199
Fair value of warrants issued to extend related party notes payable	$	---		$337,466
Derivative liabilities written off with repayment of convertible notes payable	$	---		$160,850

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corp., a Nevada corporation (the “Company” or “HLYK”) filed its Articles of Incorporation on August 4, 2014 with the Secretary of State of Nevada. On September 3, 2014 HLYK filed Amended Articles of Incorporation clarifying that the total authorized shares of 250,000,000 shares are broken up between 230,000,000 common shares and 20,000,000 preferred shares. On February 5, 2018, the Company filed an amendment with the Secretary of State of Nevada to increase the amount of authorized shares of common stock to 500,000,000 shares.

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

On June 28, 2018, the Company formed wholly-owned subsidiary HLYK FL LLC (“Merger Sub”) to act as the acquiring entity in the acquisition of Hughes Center for Functional Medicine, P.A. (the “HCFM”). The acquisition of HCFM was completed on April 12, 2019. See “Note 15 – SUBSEQUENT EVENTS.” Merger Sub did not have any material activity since its inception or during the three months ended March 31, 2019.

HLYK operates an online personal medical information and record archive system, the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians are able to update the information as needed to provide a comprehensive medical history.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 1, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, borrowing rate consideration for ROU lease assets including related lease liability and useful life of fixed assets.

Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See discussion below under the caption “Leases” in this Note 2 and in Note 7 for more detail on the Company’s accounting policy with respect to lease accounting.

Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 47% of total billings. Trade accounts receivable are recorded at this net amount. As of March 31, 2019 and December 31, 2018, the Company’s gross accounts receivable were $227,943 and $244,956, respectively, and net accounts receivable were $106,905 and $114,884, respectively, based upon net reporting of accounts receivable. As of March 31, 2019 and December 31, 2018, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

Leases

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s condensed consolidated balance sheets.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Adoption of ASU 2016-02 had an impact of $355,447 and $356,517 million on the Company’s assets and liabilities, respectively, and had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s unaudited condensed consolidated statements of cash flows.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of March 31, 2019 and December 31, 2018.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three months ended March 31, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the three months ended March 31, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2019 and 2018, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2019 and December 31, 2018, potentially dilutive securities were comprised of (i) 45,058,874 and 46,161,463 warrants outstanding, respectively, (ii) 3,549,250 and 3,707,996 stock options outstanding, respectively, (iii) 10,346,866 and 15,517,111 shares issuable upon conversion of convertible notes, respectively, and (iv) 463,750 and 565,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments: NWC (multi-specialty medical group including OB/GYN and General Practice) and HLYK (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system).

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of March 31, 2019, the Company had a working capital deficit of $2,778,539 and accumulated deficit $11,561,772. For the three months ended March 31, 2019, the Company had a net loss of $1,060,717 and net cash used by operating activities of $600,393. Net cash used in investing activities was $4,302. Net cash provided by financing activities was $983,226, resulting principally from $833,226 proceeds from the sale of common stock and $150,000 net proceeds from the issuance of convertible notes.

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

During July 2016, HLYK entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of HLYK common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2019, the Company received $493,226 from the proceeds of the sale of 2,128,644 shares pursuant to the Investment Agreement.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 4 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES (CONTINUED)

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

This fair value of the warrants described above was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three months ended March 31, 2019 and 2018, the Company recognized $12,802 and $12,802, respectively, in general and administrative expense related to the cost of the warrants.

Prepaid Expenses

On December 6, 2018, the Company granted additional three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $35,462, with the following assumptions: risk-free interest rate of 2.76%, expected life of 3 years, volatility of 285.22%, and expected dividend yield of zero. The Company recognized $25,611 and $-0- in the three months ended March 31, 2019 and 2018, respectively, to general and administrative expense related to the cost of the warrants.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018

Capital Lease equipment	$251,752	$343,492
Telephone equipment	12,308	12,308
Furniture, Transport and Office equipment	443,271	438,970

Total Property, plant and equipment	707,331	794,770
Less: accumulated depreciation	(683,494)	(752,173)

Property, plant and equipment, net	$23,837	$42,597

Depreciation expense during the three months ended three months ended March 31, 2019 and 2018 was $1,655 and $6,029, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of March 31, 2019 and December 31, 2018 were comprised of the following:

	March 31,	December 31,
	2019	2018
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	145,676	129,117
Total due to related party	$446,276	$429,717

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	$678,329	$672,471

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. All principal and interest is due at maturity of the $750k DMD Note on December 31, 2019. Interest accrued on the $750k DMD Note as of March 31, 2019 and December 31, 2018 was $72,687 and $66,859, respectively.

The carrying values of notes payable to Dr. Michael Dent as of March 31, 2019 and December 31, 2018 were as follows:

			Interest	March 31,		December 31,
Inception Date	Maturity Date	Borrower	Rate	2019		2018
January 12, 2017	January 13, 2019	HLYK	10%	$41,750	*	$40,560	*
January 18, 2017	January 19, 2019	HLYK	10%	23,827	*	23,165	*
January 24, 2017	January 15, 2019	HLYK	10%	59,491	*	57,839	*
February 9, 2017	February 10, 2019	HLYK	10%	35,574	*	34,586	*
April 20, 2017	April 21, 2019	HLYK	10%	11,681	*	11,357	*
June 15, 2017	June 16, 2019	HLYK	10%	37,506	*	36,464	*
August 17, 2017	August 18, 2018	HLYK	10%	20,000		20,000
August 24, 2017	August 25, 2018	HLYK	10%	37,500		37,500
September 7, 2017	September 8, 2018	HLYK	10%	35,000		35,000
September 21, 2017	September 22, 2018	HLYK	10%	26,500		26,500
September 29, 2017	September 30, 2018	HLYK	10%	12,000		12,000
December 21, 2017	December 22, 2018	HLYK	10%	14,000		14,000
January 8, 2018	January 9, 2019	HLYK	10%	75,000		75,000
January 11, 2018	January 12, 2019	HLYK	10%	9,000		9,000
January 26, 2018	January 27, 2019	HLYK	10%	17,450		17,450
January 3, 2014	December 31, 2018	NWC	10%	222,050		222,050

				$678,329		$672,471

* - Denotes that note payable is carried at fair value

On July 18, 2018, in connection with a $2,000,000 private placement by a third-party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of March 31, 2019 and December 31, 2018 was $73,020 and $62,258, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2018, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date was $5,828 and $3,449 in the three months ended three months ended March 31, 2019 and 2018, respectively, and is included on the statement of operations in “Change in fair value of debt.”

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $6,120, respectively, pursuant to this agreement.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the three months ended March 31, 2019 and 2018, the Company recognized general and administrative expense in the amount of $-0- and $12,500, respectively, pursuant to this agreement. On July 1, 2018 HLYK and MOD signed a marketing and service agreement pursuant to which HLYK will include MOD offering as part of its product offering to Physicians and HLYK will receive 8% of revenue for new sales related to MOD products sold through the HLYK network.

NOTE 7 – LEASES

The Company has two operating leases for office space and equipment that expire in July 2020. The Company’s weighted-average remaining lease term relating to its operating leases is 1.3 years, with a weighted-average discount rate of 11.71%. The Company is also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 and expiring in March 2020. The Company’s weighted-average remaining lease term relating to its financing lease is 1.0 years, with a weighted-average discount rate of 9.38%. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2019:

	As of March 31, 2019
	Operating	Financing	Total
	Leases	Leases	Leases
Lease assets	$338,126	$17,321	$355,447

Lease liabilities
Lease liabilities (short term)	$248,809	$17,321	$266,130
Lease liabilities (long term)	90,387	---	90,387
Total lease liabilities	$339,196	$17,321	$356,517

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 7 – LEASES (CONTINUED)

The Company incurred lease expense of $73,415 for the three months ended March 31, 2019, of which $68,828 related to operating leases and $4,587 related to financing leases.

Maturities of operating lease liabilities were as follows as of March 31, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (April through December)	$206,098	$13,761	$219,859
2020	162,055	4,587	166,642
2021	---	---	---
2022	---	---	---
2023	---	---	---
Total lease payments	368,153	18,348	386,501
Less interest	(28,957)	(1,027)	(29,984)
Present value of lease liabilities	$339,196	$17,321	$356,517

NOTE 8 – NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000, which was scheduled for June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the three months ended March 31, 2019 and 2018, the Company made installment payments of $-0- and $52,619, respectively, on the December MCA. During the three months ended March 31, 2019 and 2018, the Company recognized amortization of the discount in the amount of $-0- and $14,574, respectively. The December MCA was repaid on June 1, 2018.

NOTE 9 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2019 and December 31, 2018 are comprised of the following:

	March 31,		December 31,
	2019		2018

$550k Note - July 2016	$611,651	*	$594,813
$50k Note - July 2016	62,019	*	60,312
$111k Note - May 2017	128,734	*	125,190
$171.5k Note - October 2017	---		186,472
$103k Note I - October 2018	103,000		103,000
$103k Note II - November 2018	103,000		103,000
$153k Note - November 2018	153,000		153,000
$103k Note III - December 2018	103,000		103,000
$78k Note I - January 2019	78,000		---
$78k Note II - January 2019	78,000		---
	1,420,404		1,428,787
Less: unamortized discount	(363,089)		(386,473)
Convertible notes payable, net of original issue discount and debt discount	1,057,315		1,042,314

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization expense and interest expense recognized on each convertible note outstanding during the three months ended March 31, 2019 and 2018 were as follows:

	Amortization of Debt Discount				Interest Expanse
	Three Months Ended March 31,				Three Months Ended March 31,
	2019		2018		2019	2018

$550k Note - July 2016	$	---	$	---	$8,137	$8,137
$50k Note - July 2016		---		---	1,233	1,233
$111k Note - May 2017		---		11,011	4,078	4,078
$53k Note - July 2017		---		1,520	---	116
$35k Note - September 2017		---		7,972	---	614
$55k Note - September 2017		---		10,849	---	1,085
$53k Note II - October 2017		---		17,036	---	1,307
$171.5k Note - October 2017		---		42,404	1,785	4,229
$57.8k Note - January 2018		---		13,923	---	1,392
$112.8k Note - February 2018		---		17,608	---	1,761
$83k Note - February 2018		---		10,460	---	1,046
$105k Note - March 2018		---		7,479	---	748
$103k Note I - October 2018		32,526		---	2,540	---
$103k Note II - November 2018		31,856		---	2,540	---
$153k Note - November 2018		50,440		---	3,773	---
$103k Note III - December 2018		25,397		---	2,540	---
$78k Note I - January 2019		21,714		---	1,624	---
$78k Note II - January 2019		17,451		---	1,410	---

		$179,384		$140,262	$29,660	$25,746

Unamortized debt discount on outstanding convertible notes payable as of March 31, 2019 and December 31, 2018 are comprised of the following:

	Unamortized Discount as of
	March 31,	December 31,
	2019	2018

$103k Note I - October 2018	$43,730	$76,256
$103k Note II - November 2018	53,801	85,656
$153k Note - November 2018	79,022	129,462
$103k Note III - December 2018	69,701	95,099
$78k Note I - January 2019	56,286	---
$78k Note II - January 2019	60,549	---

	$363,089	$386,473

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended March 31, 2019 and 2018 on such instruments were as follows:

	Change in Fair Value of Debt		Fair Value of Debt as of
	Three Months Ended March 31,		March 31,	December 31,
	2019	2018	2019	2018

$550k Note - July 2016	$16,838	$46,298	$611,651	$594,813
$50k Note - July 2016	1,707	8,199	62,019	60,312
$111k Note - May 2017	3,544	8,815	128,734	125,190
$171.5k Note - October 2017	1,781	---	---	186,472

	$23,870	$63,312	$802,404	$966,787

Convertible Notes Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000 (the “$550k Note”). The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, or 6,875,000 of the Company’s common shares, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The $550k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 7, 2018 during August 2017 and to December 31, 2019 during July 2018. The discount from the original issue discount, warrants and embedded conversion feature (“ECF”) associated with the $550k Note was amortized over the original life of the note. The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.”

Convertible Notes Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000 (the “$50k Note”). The $50k Note was originally scheduled to mature on April 11, 2017, but the maturity date was extended to July 11, 2018 during August 2017 and to December 31, 2019 during July 2018. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share, or 500,000 of the Company’s common shares. The $50k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.”

Convertible Notes Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000 (the “$111k Note”). The $111k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.35 per share, or 317,143 of the Company’s common shares, and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of HLYK common stock at an exercise price of $0.05 per share, the holder of the $111k Note agreed to extend the maturity date from the original date of January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $111k Note is carried at fair value and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” During July 2018, the maturity date of the $111k Note was further extended until December 31, 2017.

Convertible Notes Payable ($53,000) – July 2017

On July 10, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”) to PULG. On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. The Company recognized a gain on debt extinguishment in the three months ended March 31, 2018 in connection with the repayment, as follows:

Cash repayment	$74,922
Less face value of convertible note payable retired	(53,000)
Less carrying value of derivative financial instruments arising from ECF	(53,893)
Less accrued interest	(2,644)
Plus carrying value of discount at extinguishment	18,427

Gain on extinguishment of debt	$(16,188)

Convertible Notes Payable ($35,000) – September 2017

On September 7, 2017, the Company entered into a securities purchase agreement for the sale of a $35,000 convertible note (the “$35k Note”) to PULG. On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. The Company recognized a gain on debt extinguishment in the three months ended March 31, 2018 in connection with the repayment, as follows:

Cash repayment	$49,502
Less face value of convertible note payable retired	(35,000)
Less carrying value of derivative financial instruments arising from ECF	(37,269)
Less accrued interest	(1,716)
Plus carrying value of discount at extinguishment	12,705

Gain on extinguishment of debt	$(11,778)

Convertible Notes Payable ($55,000) – September 2017

On September 11, 2017, the Company entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”) to Crown Bridge Partners LLC. On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. The Company recognized a gain on debt extinguishment in the three months ended March 31, 2018 in connection with the repayment, as follows:

Cash repayment	$85,258
Less face value of convertible note payable retired	(55,000)
Less carrying value of derivative financial instruments arising from ECF	(69,687)
Less accrued interest	(2,759)
Plus carrying value of discount at extinguishment	27,425

Gain on extinguishment of debt	$(14,763)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($171,500) – October 2017

On October 27, 2017, the Company entered into a securities purchase agreement for the sale of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. The $171.5k Note included a $21,500 original issue discount, for net proceeds of $150,000. The $171.5k Note had an interest rate of 10% and a default interest rate of 22% and matures on October 26, 2018. The $171.5k Note was convertible into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest closing bid price during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the $171.5k Note, 300% of the outstanding principal and any interest due amount was immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $171.5k Note, 150% of the outstanding principal and any interest due amount was immediately due. During three months ended March 31, 2019, the holder of the $171.5k Note converted the entire principal balance of $171,500 into 2,512,821 shares of Company common stock.

Convertible Notes Payable ($57,750) – January 2018

On January 2, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$58k Note”). The transaction closed on January 3, 2018. The $58k Note included a $5,250 original issue discount and $2,500 fee for net proceeds of $50,000. The $58k Note had an interest rate of 10% and a default interest rate of 18% and was scheduled to mature on January 2, 2019. The $58k Note was convertible into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 28% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. On June 26, 2018, the holder agreed, without consideration, to reduce the discount to 28% of the volume weighted average price of the Company’s common stock for the 10 days prior to the conversion date. During third and fourth quarter of 2018, the holder of the $58k Note converted the entire principal balance of $57,750, as well as accrued interest in the amount of $3,786, into 384,839 shares of Company common stock. Accrued but unpaid interest of $21,990 was outstanding as of March 31, 2019.

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

On August 7, 2018, the Company prepaid the balance on the $113k Note, including accrued interest, for a one-time cash payment of $151,536. In connection with the extinguishment, the Company also issued the holder a 3-year warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.25. The fair value of the warrant was $50,614. The Company recognized a gain on debt extinguishment of $2,054 in the third quarter of 2018 in connection with the repayment

Convertible Notes Payable ($83,000) – February 2018

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

On August 16, 2018, the Company prepaid the balance on the $83k Note, including accrued interest, for a one-time cash payment of $111,596. In connection with the extinguishment, the Company also issued the holder a 5-year warrant to purchase 237,143 shares of Company common stock at an exercise price of $0.35. The fair value of the warrant was $92,400. The Company recognized a loss on debt extinguishment of $51,251 in the third quarter of 2018 in connection with the repayment.

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

On August 30, 2018, the Company prepaid the balance on the $105k Note, including accrued interest, for a one-time cash payment of $140,697. The Company recognized a gain on debt extinguishment of $51,804 in the third quarter of 2018 in connection with the repayment.

Convertible Notes Payable ($78,000) – January 2019

On January 14, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note”). The $78k Note included $3,000 fees for net proceeds of $75,000. The $78k Note has an interest rate of 10% and a default interest rate of 24% and matures on October 14, 2019. The $78k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $78k Note was calculated using the Black-Scholes pricing model at $78,088, with the following assumptions: risk-free interest rate of 2.57%, expected life of 0.75 years, volatility of 243.61%, and expected dividend yield of zero. In connection with the $78k Note, the Company also issued to the holder 28,000 shares of Company common stock valued at $4,676, which was recorded to equity. Because the fair value of the ECF exceeded the net proceeds from the $78k Note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $78,088 and the common shares issued of $4,676 over the net proceeds from the note of $75,000, for a net charge of $7,764. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$78,088
Original issue discount and fees	3,000
Fair value of shares recorded to equity	4,676
Financing cost	(7,764)
Convertible note	---

Gross proceeds	$78,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 9 –CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($78,000) – January 2019

On January 24, 2018, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note II”). The $78k Note II included $3,000 fees for net proceeds of $75,000. The $78k Note II has an interest rate of 10% and a default interest rate of 22% and matures on November 15, 2019. The $78k Note II may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $78k Note II was calculated using the Black-Scholes pricing model at $101,139, with the following assumptions: risk-free interest rate of 2.58%, expected life of 0.81 years, volatility of 243.03%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the $78k Note II, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $101,139 over the net proceeds from the note of $75,000, for a net charge of $26,139. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$101,139
Original issue discount and fees	3,000
Financing cost	(26,139)
Convertible note	---

Gross proceeds	$78,000

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

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2019 include the following:

			Change in
	Fair Value	Inception of	Fair Value	Conversion	Fair Value
	as of	Derivative	of Derivative	of Derivative	as of
	December 31,	Financial	Financial	Financial	March 31,
	2018	Instruments	Instruments	Instruments	2019

$171.5k Note - October 2017	$229,902	$ ---	$(22,720)	$(207,182)	$ ---
$103k Note I - October 2018	131,617	---	(33,857)	---	97,760
$103k Note II - November 2018	135,845	---	(32,378)	---	103,467
$153k Note - November 2018	157,426	---	(45,408)	---	112,018
$103k Note III - December 2018	145,650	---	(28,544)	---	117,106
$78k Note I - January 2019	---	78,088	(14,573)	---	63,515
$78k Note II - January 2019	---	101,142	(14,153)	---	86,989

	$800,440	$179,230	$(191,633)	$(207,182)	$580,855

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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
	(audited)
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

During the three months ended March 31, 2019, the $171.5k Note was converted in full into common shares by the holder.

During the three months ended March 31, 2018, three convertible notes were repaid in full for cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.40% to 2.73%, expected life of 0.33 to 1.00 years, volatility of 202.73% to 293.97%, and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 11 – SHAREHOLDERS’ DEFICIT

Sales of Common Stock

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

During the three months ended March 31, 2019, the Company sold 1,133,334 shares of common stock in two separate private placement transactions and received $340,000 in proceeds from the sales. The shares were issued at a share price of $0.30 per share. In connection with the stock sale, we also issued 566,667 five-year warrants to purchase shares of common stock at an exercise price of $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

During the three months ended March 31, 2019 and 2018, the Company issued 2,128,644 and 42,969 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $493,226 and $1,563, respectively, in net proceeds from the draws.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Common Stock Issuable

As of March 31, 2019 and December 31, 2018, the Company was obligated to issue 205,301 and 114,080 shares of common stock, respectively, in exchange for professional services provided by two third party consultants. During the three months ended March 31, 2019 and 2018, the Company recognized expense related to shares earned by the consultants of $46,098 and $5,287, respectively.

Stock Warrants

Transactions involving our stock warrants during the three months ended three months ended March 31, 2019 and 2018 are summarized as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	46,161,463	$0.18	20,526,387	$0.23
Granted during the period	996,667	$0.42	9,156,403	$0.09
Exercised during the period	(2,099,256)	$0.00	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	45,058,874	$0.19	29,682,790	$0.19

Exercisable at end of the period	45,058,874	$0.19	29,682,790	$0.19

Weighted average remaining life	3.5	years	4.9	years

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2019:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	18,157,768	3.6	$0.06	18,157,768	$0.06
$0.10 to 0.24	14,520,441	3.8	$0.19	14,520,441	$0.19
$0.25 to 0.49	8,440,665	3.3	$0.29	8,440,665	$0.29
$0.50 to 1.00	3,940,000	2.9	$0.64	3,940,000	$0.64
$0.05 to 1.00	45,058,874	3.5	$0.20	45,058,874	$0.20

During the three months ended March 31, 2019, the Company issued 996,667 warrants. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.44% to 2.52%, expected life of 3 to 5 years, volatility of 212.96% to 216.35%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the three months ended March 31, 2019 was $294,707.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the three months ended March 31, 2019 and 2018:

	2019	2018
Outstanding at beginning of the period	1,738,750		1,498,750
Granted during the period	61,563		---
Terminated during the period	---		---
Outstanding at end of the period	1,800,313		1,498,750

Shares vested at period-end	1,336,563		1,058,750
Weighted average grant date fair value of shares granted during the period	$0.26	$	---
Aggregate grant date fair value of shares granted during the period	$12,805	$	---
Shares available for grant pursuant to EIP at period-end	10,154,118		11,654,934

Total stock-based compensation recognized for grants under the EIP was $32,779 and $2,435 during the three months ended March 31, 2019 and 2018. Total unrecognized stock compensation related to these grants was $92,918 as of March 31, 2019.

A summary of the status of non-vested shares issued pursuant to the EIP as of and for the three months ended March 31, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	540,000	$0.16	628,750	$0.05
Granted	---	$ ---	---	$ ---
Vested	(76,250)	$0.04	(188,750)	$0.04
Forfeited	---	$ ---	---	$ ---
Nonvested at end of period	463,750	$0.18	440,000	$0.05

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 11 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the three months ended March 31, 2019 and 2018:

	2019		2018
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
	Number	Price	Number		Price
Outstanding at beginning of the period	3,707,996	$0.18		2,349,996	$0.12
Granted during the period	591,250	$0.26		---	$ ---
Exercised during the period	(154,166)	$0.20		---	$ ---
Forfeited during the period	(595,830)	$0.20		---	$ ---
Outstanding at end of the period	3,549,250	$0.19		2,349,996	$0.12

Options exercisable at period-end	1,261,000			637,500
Weighted average remaining life (in years)	8.2			8.4
Weighted average grant date fair value of options granted during the period	$0.21		$	---
Options available for grant at period-end	10,154,118			11,654,934

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2019:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,733,000	6.9	$0.08	1,183,000	0.08
$0.11 to 0.31	1,816,250	9.5	$0.29	78,000	0.31
$0.08 to 0.31	3,549,250	8.2	$0.19	1,261,000	$0.10

Total stock-based compensation recognized related to option grants was $28,456 and $2,354 during the three months ended March 31, 2019 and 2018, respectively.

A summary of the status of non-vested options issued pursuant to the EIP as of and for the three months ended March 31, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	2,332,413	$0.13	1,774,996	$0.03
Granted	591,250	$0.21	---	$ ---
Vested	(39,583)	$0.03	(62,500)	$0.03
Forfeited	(595,830)	$0.02	---	$ ---
Nonvested at end of period	2,288,250	$0.18	1,712,496	$0.03

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Leases

Maturities of operating lease liabilities were as follows as of March 31, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (April through December)	$206,098	$13,761	$219,859
2020	162,055	4,587	166,642
2021	---	---	---
2022	---	---	---
2023	---	---	---
Total lease payments	368,153	18,348	386,501
Less interest	(28,957)	(1,027)	(29,984)
Present value of lease liabilities	$339,196	$17,321	$356,517

Employment/Consulting Agreements

The Company has employment agreements with each of its four physicians. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance-based pay later in the contract. The contracts expire at various times through 2019, with early termination available upon a notice period of 30-90 days during which compensation is paid to the physician but NWC has no further severance obligation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 13 – SEGMENT REPORTING

The Company has two reportable segments: NWC and HLYK. NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice. The practice’s office is located in Naples, Florida. HLYK plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. Patients will complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians will be able to update the information as needed to provide a comprehensive medical history.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	NWC		HLYK		Total	NWC		HLYK		Total
Revenue
Patient service revenue, net		$464,990	$	---	$464,990		$645,639	$	---	$645,639

Operating Expenses
Salaries and benefits		350,238		178,987	529,225		403,055		157,801	560,856
General and administrative		242,600		514,756	757,356		225,652		349,176	574,828
Depreciation and amortization		1,060		595	1,655		5,574		455	6,029
Total Operating Expenses		593,898		694,338	1,288,236		634,281		507,432	1,141,713

Loss from operations		$(128,908)		$(694,338)	$(823,246)		$11,358		$(507,432)	$(496,074)

Other Segment Information
Interest expense		$5,828		$40,494	$46,322		$5,697		$34,650	$40,347
Loss on extinguishment of debt	$	---		$139,798	$139,798	$	---		$325,223	$325,223
Financing cost	$	---		$33,903	$33,903	$	---		$192,062	$192,062
Amortization of original issue and debt discounts on convertible notes	$	---		$179,384	$179,384	$	---		$154,835	$154,835
Change in fair value of debt	$	---		$29,697	$29,697	$	---		$57,946	$57,946
Change in fair value of derivative financial instruments	$	---		$(191,633)	$(191,633)	$	---		$14,621	$14,621

	March 31, 2019			December 31, 2018
Identifiable assets	$520,535	$565,751	$1,086,286	$184,912	$242,451	$427,363

During the three months ended March 31, 2019 and 2018, HLYK recognized revenue of $1,941 and $6,888, respectively, related to subscription revenue billed to and paid for by NWC physicians for access to the HealthLynked Network. The revenue for HLYK and related expense for NWC were eliminated on consolidation.

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

MARCH 31, 2019

(UNAUDITED)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$802,404	$802,404
Notes payable to related party		---		---	209,829	209,829
Derivative financial instruments		---		---	580,855	580,855

Total	$	---	$	---	$1,593,088	$1,593,088

	As of December 31, 2018
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$780,315	$780,315
Notes payable to related party		---		---	203,971	203,971
Derivative financial instruments		---		---	800,440	800,440

Total	$	---	$	---	$1,784,726	$1,784,726

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018

Convertible notes payable	$(23,869)	$(54,497)
Notes payable to related party	(5,828)	(3,449)
Derivative financial instruments	191,633	(14,621)

Total	$161,936	$(72,567)

NOTE 15 – SUBSEQUENT EVENTS

On April 12, 2019 the Company acquired a 100% interest in HCFM, a medical practice engaged in improving the health of its patients through individualized and integrative health care. Under the terms of acquisition, we paid HCFM shareholders $500,000 in cash and issued 3,968,254 shares of our common stock along with an earn out provision of $500,000 that may be earned based on the performance of HCFM in fiscal years ended December 31, 2019-21. The total consideration represents a transaction value of approximately $2 million. The Company funded the acquisition of HCFM through available cash and the issuance of restricted common shares. The Company plans to account for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”). The Company is currently engaged in establishing the acquisition date fair value and allocating the fair value across the specific assets and liabilities acquired pursuant to the requirements of ASC 805. The Company expects that the required enterprise valuation of the acquisition and purchase price allocation will be completed by and included in our financial statements reporting our second quarter activity as of June 30, 2019.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

On April 3, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note. The note included $3,000 fees for net proceeds of $100,000. The note has an interest rate of 10% and a default interest rate of 22%, matures on February 28, 2020 and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On April 4, 2019, the Company repaid a convertible note dated October 18, 2018 with a face value of $103,000, along with interest accrued thereon, for a one-time cash payment of $134,500.

On April 11, 2019, the Company entered into securities purchase agreements for the sale of two identical convertible notes with an aggregate face value of $209,000. The notes included $9,000 fees for net proceeds of $200,000. The notes have an interest rate of 10% and a default interest rate of 22%, mature on April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On April 15, 2019, the Company issued a convertible note with a face value of $357,500. The note included $32,500 fees for net proceeds of $325,000. The note has an interest rate of 10%, matures on December 31, 2019, and may be converted into common stock of the Company by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.20. Upon an event of default, 140% of the outstanding principal and any interest due amount shall be immediately due and the conversion price resets to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date.

On May 7, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note. The note included $3,000 fees for net proceeds of $100,000. The note has an interest rate of 10% and a default interest rate of 22%, matures on February 28, 2020 and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On May 7, 2018, the Company prepaid the balance on a convertible note payable dated November 12, 2018 with a face value of $103,000, plus interest accrued thereon, for a one-time cash payment of $134,888.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included elsewhere in this Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

HealthLynked Corp. (the “Company,” “we,” “our, “us” or “HLYK”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada setting the total number of authorized shares at 250,000,000 shares, which included up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares. The Company also previously had 2,953,840 designated shares of Series A Preferred Stock in 2014, which were converted into the 2,953,840 shares of the Company’s common shares on July 30, 2016.

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

Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See discussion below under the caption “Leases” in this Note 2 and in Note 7 for more detail on the Company’s accounting policy with respect to lease accounting.

Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting.

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s condensed consolidated balance sheets.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Adoption of ASU 2016-02 had an impact of $355,447 and $356,517 million on the Company’s assets and liabilities, respectively, and had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s consolidated statements of cash flows.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of March 31, 2019 and December 31, 2018.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three months ended March 31, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the three months ended March 31, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments: NWC (multi-specialty medical group including OB/GYN and General Practice) and HLYK (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system).

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact the Company’s financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes the changes in our results of operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018:

	Three Months Ended March 31,		Change
	2019	2018	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$464,990	$645,639	$(180,649)	-28%

Salaries and benefits	529,225	560,856	(31,631)	-6%
General and administrative	757,356	574,828	182,528	32%
Depreciation and amortization	1,655	6,029	(4,374)	-73%
Loss from operations	(823,246)	(496,074)	327,172	66%

Loss on extinguishment of debt	(139,798)	(325,223)	(185,425)	-57%
Change in fair value of debt	(29,697)	(57,946)	(28,249)	-49%
Financing cost	(33,903)	(192,062)	(158,159)	-82%
Amortization of original issue and debt discounts on notes payable and convertible notes	(179,384)	(154,835)	24,549	16%
Change in fair value of derivative financial instruments	191,633	(14,621)	(206,254)	-1411%
Interest expense	(46,322)	(40,347)	5,975	15%
Total other expenses	(237,471)	(785,034)	(547,563)	-70%

Net loss	$(1,060,717)	$(1,281,108)	$(220,391)	-17%

Patient service revenue decreased by $180,649, or 28%, from three months ended March 31, 2019 to 2018, primarily as a result of a 30% decrease in gross billing due to physician turnover, disability and retirement.

Salaries and benefits decreased by $31,631, or 6%, in 2019 primarily as a result of decreased salary expense associated with NWC production pay and a shift from a direct sales to an indirect sale approach for HLYK.

General and administrative costs increased by $182,528, or 32%, in 2019 primarily due to higher stock-based consulting fees and professional costs in 2019, as well as higher legal, professional and accounting costs related to the acquisition of HCFM.

Depreciation and amortization decreased by $4,374, or 73%, in 2019 primarily as a result of the adoption of ASU 2016-02 in the three months ended March 31, 2019, which resulted in charges associated with a capital lease that were previously recorded as depreciation being charged to general and administrative expense.

Loss from operations increased by $327,172, or 66%, in 2019 primarily as a result of decreased revenue compared to the same period of 2018, increased stock-based consulting fees and professional costs in 2019 and higher legal, professional and accounting costs related to the acquisition of HCFM.

Loss on extinguishment of debt decreased by $185,425, or 77%, in 2019. Loss on extinguishment of debt in 2019 arose from conversion of a convertible note. Loss on extinguishment of debt in 2018 arose from the cash repayment of five convertible notes.

Change in fair value of debt decreased by $28,249, or 49%, and results from certain convertible notes and notes payable to Dr. Michael Dent that were extended in previous periods and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $158,159, or 82% in 2019. Financing cost arises from the issuance of convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. During 2019, we entered into two such notes with aggregate face value of $156,000, as compared to 2018 when we entered into four such notes with aggregate face value of $358,500.

Amortization of original issue and debt discounts increased by $24,549, or 16%, in 2019 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2019.

Change in fair value of derivative financial instruments decreased by $206,254, or 1,411% as a result of gains in fair value of derivative financial instruments embedded in convertible promissory notes in 2019.

Interest expense increased by $5,975, or 15%, in 2019 as a result of higher average balance on convertible notes and notes payable to Dr. Dent during 2019.

Total other expenses decreased by $547,563, or 70%, in 2019 primarily as a result of gains from changes in the fair values of derivative financial instruments, fewer extinguished convertible notes compared to 2018 that gave rise to debt extinguishment losses, and decreased financing costs associated with lower inception value of convertible notes in 2019.

Net loss decreased by $220,391, or 17%, in 2019 primarily as a result of gains from changes in the fair values of derivative financial instruments, fewer extinguished convertible notes compared to 2018 that gave rise to debt extinguishment losses, and decreased financing costs associated with lower inception value of convertible notes in 2019, offset by higher general and administrative costs and lower revenue.

Liquidity and Capital Resources

Going Concern

As of March 31, 2019, we had a working capital deficit of $2,778,539 and accumulated deficit $11,561,772. For the three months ended March 31, 2019, we had a net loss of $1,060,717 and net cash used by operating activities of $600,393. Net cash used in investing activities was $4,302. Net cash provided by financing activities was $983,226, resulting principally from $833,226 proceeds from the sale of common stock and $150,000 net proceeds from the issuance of convertible notes.

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

As further discussed below in “Significant Liquidity Events,” in July 2018, we completed a Private Placement (the “July 2018 Private Placement”) and received net proceeds of $1,774,690. Moreover, in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2019, we received $493,226 from the proceeds of the sale of 2,128,644 shares pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from (i) the July 2018 Private Placement, (ii) the put rights associated with the Investment Agreement, and (iii) other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which have an aggregate face value of $1,379,000 as of March 31, 2019, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through March 31, 2019, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

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

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the three months ended March 31, 2019 and years ended December 31, 2018 and 2017, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $493,226 (2,128,644 shares), $440,523 (2,440,337 shares) and $27,640 (222,588 shares), respectively.

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

During the three months ended March 31, 2019, we sold 1,133,334 shares of common stock in two separate private placement transactions and received $340,000 in proceeds from the sales. The shares were issued at a share price of $0.30 per share.

Convertible Notes Payable

As of March 31, 2019, we had outstanding convertible notes payable with aggregate face value of $1,379,000 maturing between July and December 2019, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Term
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2019
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2019
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2019
$171.5k Note - October 2017	171,500	10%	35%	December 31, 2019
$103k Note I - October 2018	103,000	10%	39%	July 30, 2019
$103k Note II - November 2018	103,000	10%	39%	August 30, 2019
$153k Note - November 2018	153,000	10%	25%	August 19, 2019
$103k Note III - December 2018	103,000	10%	39%	December 3, 2019
$78k Note I - January 2019	78,000	10%	25%	October 14, 2019
$78k Note II - January 2019	78,000	10%	39%	November 15, 2019
	$1,500,500

Plan of operation and future funding requirements

Our plan of operations is to operate NWC and continue to invest in our cloud-based online personal medical information and record archiving system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system.

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

The capital from the July 2018 Private Placement was raised for the purpose of technology enhancement, sales and marketing initiatives and for our planned acquisition strategy. Beginning in the fourth quarter of 2018 and first quarter of 2019, we plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. We expect to initially target practices in Florida with at least $1 million in annual revenue and that demonstrate at least three current consecutive years of strong profitability. On April 12, 2019, the Company completed its first acquisition of Hughes Center for Functional Medicine, P.A. (“HCFM”) for (i) $500,000 in cash, (ii) 3,968,254 shares of the Corporation’s common stock, and (iii) “earn-out” payments in the aggregate amount of $500,000 to be paid over three (3) years, subject to certain revenue and profit targets. HCFM is a functional medicine practice focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis along with other treatments aimed at improving health and slowing aging, including hormones, thyroid, weight loss, wellness and prevention.

We anticipate that approximately 50% of the proceeds from the July 2018 Private Placement will be used for sales and marketing related costs and the remainder for executive compensation, IT expenses and legal and accounting expenses related to being a public company. We plan on raising additional capital to fund our recently disclosed acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2019. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and all of Iconic Holdings LLC convertible notes payable with an aggregate face value of $711,000 have been extended until December 31, 2019.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by the July 2018 Private Placement in addition to the cash received by us from the put rights associated with the Investment Agreement and new convertible notes payable. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of our equity, loans from outside parties and the conversion of such related party notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and March 31, 2019, our daily trading volume averaged approximately 115,000 shares per day. Based upon increases in our volume since the end of 2017, Iconic Holdings has increased our maximum amount to access on the equity line from $150,000 maximum to $300,000 maximum. We project that amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will be sufficient to meet our capital requirements.

Historical Cash Flows

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(600,393)	$(424,154)
Investing Activities	(4,302)	(201)
Financing activities	983,226	403,659
Net increase (decrease) in cash	$378,531	$(20,696)

Operating Activities – During the three months ended March 31, 2019, we used cash from operating activities of $600,393, as compared with $424,154 in the same period of 2018. The increased cash usage results from an increase in professional and other overhead costs associated with preparing for product launch and operating as a public company in 2019.

Investing Activities – Our business is not capital intensive, and as such cash flows from investing activities are minimal in each period. Capital expenditures of $4,302 in the three months ended March 31, 2019 and $201 in the three months ended March 31, 2018 are comprised of computer equipment and furniture.

Financing Activities – During the three months ended March 31, 2019, we realized $833,226 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $150,000 net proceeds from the issuance of convertible notes.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the three months ended March 31, 2019.

Other Outstanding Obligations

Warrants

As of March 31, 2019, 45,058,874 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of March 31, 2019, 3,549,250 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (April through December)	$206,098	$13,761	$219,859
2020	162,055	4,587	166,642
2021	---	---	---
2022	---	---	---
2023	---	---	---
Total lease payments	368,153	18,348	386,501
Less interest	(28,957)	(1,027)	(29,984)
Present value of lease liabilities	$339,196	$17,321	$356,517

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

Financing lease commitments are comprised of a capital equipment finance lease for Ultrasound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020.

Item 3. Quantitative and qualitative disclosures about market risk

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 21, 2019, we issued 20,000 common shares to a third-party consultant as partial compensation for professional services.

On March 19, 2019, we issued 250,000 common shares to a third-party consultant as partial compensation for professional services.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Securities Purchase Agreement with Morningview Financial LLC dated January 2, 2018 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.2	Convertible Promissory Note with Morningview Financial LLC dated January 2, 2018 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.3	Securities Purchase Agreement with Auctus Fund LLC dated February 2, 2018 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.4	Convertible Promissory Note with Auctus Fund LLC dated February 2, 2018 (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.6	Securities Purchase Agreement with EMA Financial LLC dated February 13, 2018 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.7	Convertible Promissory Note with EMA Financial LLC dated February 13, 2018 (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.8	Form of Warrant Agreement issued to Dr. Michael Dent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
10.9	Securities Purchase Agreement with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.10	Convertible Promissory Note with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.11*	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated January 14, 2019
10.12*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated January 14, 2019
10.13	Agreement and Plan of Merger, dated January 15, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.14	Press Release, dated January 22, 2019 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.15*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated January 24, 2019
10.16*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated January 24, 2019
10.17	First Amendment to Agreement and Plan of Merger, dated April 12, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2019)
10.18*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 3, 2019
10.19*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 3, 2019
10.20*	Form of Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital LLC dated April 11, 2019
10.21*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated April 11, 2019
10.22*	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated April 11, 2019
10.23*	Form of Convertible Promissory Note with Iconic Holdings LLC dated April 15, 2019
10.24*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 7, 2019
10.25*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 7, 2019
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	XBRL Instance Document
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

Dated: May 15, 2019

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)