Form 10-Q
period 2019-06-30
HealthLynked Corp
filed 2019-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of August 12, 2019, there were 102,477,506 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$125,739	$135,778
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of June 30, 2019 and December 31, 2018, respectively	124,095	114,884
Inventory	93,583	—
Prepaid expenses	32,015	28,542
Deferred offering costs	44,807	96,022
Total Current Assets	420,239	375,226

Property, plant and equipment, net of accumulated depreciation of $703,429 and $752,173 as of June 30, 2019 and December 31, 2018, respectively	553,922	42,597
Goodwill and intangible assets, net of accumulated amortization of $1,775 and $0 as of June 30, 2019 and December 31, 2018, respectively	1,341,091	—
ROU lease assets and deposits	442,451	9,540

Total Assets	$2,757,703	$427,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$514,372	$394,333
Capital lease, current portion	—	19,877
Lease liability, current portion	306,271	—
Due to related party, current portion	463,174	429,717
Notes payable to related party, current portion	684,586	672,471
Convertible notes payable, net of original issue discount and debt discount of $722,954 and $386,473 as of June 30, 2019 and December 31, 2018, respectively	1,229,102	1,042,314
Contingent acquisition consideration	500,000	—
Derivative financial instruments	632,605	800,440
Total Current Liabilities	4,330,110	3,359,152

Long-Term Liabilities
Capital leases, long-term portion	—	3,058
Lease liability, long term portion	125,695	—

Total Liabilities	4,455,805	3,362,210

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 101,068,541 and 85,178,902 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10,107	8,518
Common stock issuable, $0.0001 par value; 562,726 and 114,080 shares as of June 30, 2019 and December 31, 2018, respectively	105,348	26,137
Additional paid-in capital	10,627,789	7,531,553
Accumulated deficit	(12,441,346)	(10,501,055)
Total Shareholders’ Deficit	(1,698,102)	(2,934,847)

Total Liabilities and Shareholders’ Deficit	$2,757,703	$427,363

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Patient service revenue, net	$1,208,390	$566,320	$1,673,380	$1,211,959

Cost of services	321,603	—	321,603	—

Gross profit	886,787	566,320	1,351,777	1,211,959

Operating Expenses
Salaries and benefits	767,818	618,143	1,297,043	1,178,999
General and administrative	795,450	552,583	1,552,806	1,127,411
Depreciation and amortization	21,710	6,029	23,365	12,058
Total Operating Expenses	1,584,978	1,176,755	2,873,214	2,318,468

Loss from operations	(698,191)	(610,435)	(1,521,437)	(1,106,509)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	72,435	16,864	(67,363)	(308,359)
Change in fair value of debt	(30,409)	(25,452)	(60,106)	(83,398)
Financing cost	(87,332)	(248,443)	(121,235)	(440,505)
Amortization of original issue and debt discounts on notes payable and convertible notes	(299,613)	(244,563)	(478,997)	(399,398)
Change in fair value of derivative financial instrument	223,881	52,786	415,514	38,165
Interest expense	(60,345)	(51,006)	(106,667)	(91,353)
Total other expenses	(181,383)	(499,814)	(418,854)	(1,284,848)

Net loss before provision for income taxes	(879,574)	(1,110,249)	(1,940,291)	(2,391,357)

Provision for income taxes	—	—	—	—

Net loss	$(879,574)	$(1,110,249)	$(1,940,291)	$(2,391,357)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares:
Basic	98,502,106	75,871,643	93,532,128	74,397,741
Fully diluted	98,502,106	75,871,643	93,532,128	74,397,741

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

Sale of common stock	3,261,978	326	---	693,832	---	694,158
Fair value of warrants allocated to proceeds of common stock	---	---	---	139,068	---	139,068
Shares issued with convertible notes payable	28,000	3	---	4,673	---	4,676
Fair value of warrants issued for professional services	---	---	---	54,257	---	54,257
Conversion of convertible notes payable to common stock	2,512,821	251	---	534,980	---	535,231
Consultant fees payable with common shares and warrants	270,000	27	19,960	6,850	---	26,837
Shares and options issued pursuant to employee equity incentive plan	113,750	12	---	61,223	---	61,235
Exercise of stock warrants	2,098,427	210	---	(210)	---	---
Exercise of stock options	113,141	11	---	(11)	---	---
Net loss	---	---	---	---	(1,060,717)	(1,060,717)

Balance at March 31, 2019	93,577,019	9,358	46,097	9,026,215	(11,561,772)	(2,480,102)

Acquisition of Hughes Center for Functional Medicine	3,968,254	397	---	999,603	---	1,000,000
Sale of common stock	567,953	57	34,418	110,989	---	145,464
Fair value of warrants allocated to proceeds of common stock	---	---	---	15,582	---	15,582
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	225,323	---	225,323
Shares issued with convertible notes payable	50,000	5	---	12,495	---	12,500
Fair value of warrants issued for professional services	---	---	---	---	---	---
Conversion of convertible notes payable to common stock	740,002	74	---	138,688	---	138,762
Consultant fees payable with common shares and warrants	30,000	3	24,833	39,510	---	64,346
Shares and options issued pursuant to employee equity incentive plan	135,313	13	---	59,384	---	59,397
Exercise of stock warrants	2,000,000	200	---	---	---	200
Exercise of stock options	---	---	---	---	---	---
Net loss	---	---	---	---	(879,574)	(879,574)

Balance at June 30, 2019	101,068,541	10,107	105,348	10,627,789	(12,441,346)	(1,698,102)

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	631,204	63	236	133,312	---	133,611
Fair value of warrants allocated to proceeds of common stock	---	---	---	117,956	---	117,956
Fair value of warrants issued to extend related party notes payable	---	---	---	337,467	---	337,467
Fair value of warrants issued to extend convertible notes payable	---	---	---	10,199	---	10,199
Consultant fees payable with common shares and warrants	---	---	5,287	---	---	5,287
Shares and options issued pursuant to employee equity incentive plan	75,000	8	(8)	5,577	---	5,577
Net loss	---	---	---	---	(1,281,108)	(1,281,108)

Balance at March 31, 2018	73,009,141	7,301	13,791	3,242,822	(5,986,338)	(2,722,424)

Sale of common stock	4,474,453	448	(236)	365,659	---	365,871
Fair value of warrants allocated to proceeds of common stock	---	---	---	28,065	---	28,065
Fair value of warrants issued to extend related party notes payable	---	---	---	---	---	---
Fair value of warrants issued to extend convertible notes payable	---	---	---	---	---	---
Fair value of warrants issued for professional services	---	---	---	115,125	---	115,125
Consultant fees payable with common shares and warrants	277,147	28	(9,618)	31,659	---	22,069
Shares and options issued pursuant to employee equity incentive plan	188,750	18	---	6,011	---	6,029
Net loss	---	---	---	---	(1,110,249)	(1,110,249)

Balance at June 30, 2018	77,949,491	7,795	3,937	3,789,341	(7,096,587)	(3,295,514)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,940,291)	$(2,391,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,365	12,058
Stock based compensation, including amortization of prepaid fees	317,285	97,286
Amortization of original issue discount and debt discount on convertible notes	478,997	399,398
Financing cost	121,235	440,505
Change in fair value of derivative financial instrument	(415,514)	(38,165)
Loss on extinguishment of debt	67,363	308,359
Change in fair value of debt	60,106	83,398
Changes in operating assets and liabilities:
Accounts receivable	(9,210)	(28,504)
Inventory	(21,469)	—
Prepaid expenses and deposits	(9,380)	(183,878)
ROU lease assets	133,046	—
Accounts payable and accrued expenses	133,270	45,345
Lease liability	(128,084)	—
Due to related party, current portion	33,488	32,608
Net cash used in operating activities	(1,155,793)	(1,222,947)

Cash Flows from Investing Activities
Acquisition of property and equipment	(4,302)	(201)
Acquisition, net of cash acquired	(465,000)	—
Net cash used in investing activities	(469,302)	(201)

Cash Flows from Financing Activities
Proceeds from sale of common stock	994,272	645,503
Proceeds from exercise of warrants	200	—
Proceeds from issuance of convertible notes	1,025,000	805,500
Repayment of convertible notes, including prepayment premium	(404,416)	(284,682)
Proceeds from related party loans	—	101,450
Repayment of related party loans	—	(9,000)
Proceeds from notes payable and bank loans	—	73,500
Repayment of notes payable and bank loans	—	(113,257)
Payments on capital leases	—	(7,645)
Net cash provided by financing activities	1,615,056	1,211,369

Net decrease in cash	(10,039)	(11,779)
Cash, beginning of period	135,778	50,006

Cash, end of period	$125,739	$38,227

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,589	$9,978
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$804,059	$1,246,005
Common stock issuable issued during period	$25	$54
Fair value of warrants issued for professional service	$54,257	$94,844
Conversion of convertible note payable to common shares	$673,993	$—
Fair value of common shares issued with convertible notes payable	$17,176	$—
Cashless exercise of options and warrants	$221	$—
Adoption of lease obligation and ROU asset	$560,050	$—
Fair value of shares issued as acquisition consideration	$1,000,000	$—
Value of contingent acquisition consideration	$500,000	$—
Fair value of warrants issued to extend maturity date of convertible notes payable	$—	$10,199
Fair value of warrants issued to extend related party notes payable	$—	$337,466
Derivative liabilities written off with repayment of convertible notes payable	$288,569	$216,640
Derivative liabilities written off with conversion of convertible notes payable	$267,811	$—
Fair value of warrants allocated to proceeds of fixed convertible notes payable	$225,323	$—

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corp., a Nevada corporation (the “Company”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada setting the total number of authorized shares at 250,000,000 shares, which included up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares. The Company also previously had 2,953,840 designated shares of Series A Preferred Stock in 2014, which were converted into the 2,953,840 shares of the Company’s common shares on July 30, 2016.

On September 5, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Naples Women’s Center LLC (“NWC”), a Florida Limited Liability Company (“LLC”), acquiring 100% of the LLC membership units of NWC through the issuance of 50,000,000 shares of Company common stock to the members of NWC (the “Restructuring”). NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice located in Naples, Florida.

On June 28, 2018, the Company formed wholly-owned subsidiary HLYK FL LLC (“Merger Sub”) to act as the acquiring entity in the acquisition of Hughes Center for Functional Medicine, P.A. (the “HCFM”). The acquisition of HCFM was completed on April 12, 2019. At the time of the acquisition, HCFM was renamed and rebranded as Naples Center for Functional Medicine (“NCFM”). See “Note 4 – Acquisition.” NCFM is a Functional Medical Practice located in Naples, Florida and is engaged in improving the health of its patients through individualized and integrative health care. NWC and NCFM comprise the Company’s “Health Services” segment.

The Company also develops and operates an online personal medical information and record archive system, the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians are able to update the information as needed to provide a comprehensive medical history. Business activities surrounding the HealthLynked Network comprise the Company’s “Digital Healthcare” segment.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 1, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

JUNE 30, 2019

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

Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See discussion below under the caption “Leases” in this Note 2 and in Note 9 for more detail on the Company’s accounting policy with respect to lease accounting.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM are provided on a cash basis and not submitted through third party insurance providers.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 47% of total billings. Trade accounts receivable are recorded at this net amount. As of June 30, 2019 and December 31, 2018, the Company’s gross accounts receivable were $265,159 and $244,956, respectively, and net accounts receivable were $124,095 and $114,884, respectively, based upon net reporting of accounts receivable. As of June 30, 2019 and December 31, 2018, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

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

JUNE 30, 2019

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

Adoption of ASU 2016-02 had an impact of $427,004 and $431,996 on the Company’s assets and liabilities, respectively, and had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s unaudited condensed consolidated statements of cash flows.

Inventory

Inventory consisting of supplements, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Outdated inventory is directly charged to cost of goods sold.

Goodwill and Intangible Assets

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three and six months ended June 30, 2019 or 2018.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of June 30, 2019 and December 31, 2018.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three or six months ended June 30, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the three and six months ended June 30, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2019 and 2018, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2019 and December 31, 2018, potentially dilutive securities were comprised of (i) 43,783,874 and 46,161,463 warrants outstanding, respectively, (ii) 4,036,750 and 3,707,996 stock options outstanding, respectively, (iii) 15,128,584 and 15,517,111 shares issuable upon conversion of convertible notes, respectively, and (iv) 463,750 and 540,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments: Health Services (multi-specialty medical group including the NWC OB/GYN practice and the NCFM practice acquired in April 2019) and Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system).

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of June 30, 2019, the Company had a working capital deficit of $3,909,871 and accumulated deficit $12,441,346. For the six months ended June 30, 2019, the Company had a net loss of $1,940,291 and net cash used by operating activities of $1,155,793. Net cash used in investing activities was $469,302, comprised principally of the cash portion of paid for the acquisition of NCFM totaling $465,000 (net of cash acquired). Net cash provided by financing activities was $1,615,056, resulting principally from $1,025,000 net proceeds from the issuance of convertible notes and $994,272 proceeds from the sale of common stock.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

During July 2016, the Company entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of Company common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the six months ended June 30, 2019, the Company received $604,272 from the proceeds of the sale of 2,696,597 shares pursuant to the Investment Agreement.

NOTE 4 – ACQUISITION

On April 12, 2019 the Company acquired a 100% interest in HCFM, a medical practice engaged in improving the health of its patients through individualized and integrative health care. Under the terms of acquisition, the Company paid HCFM shareholders $500,000 in cash, issued 3,968,254 shares of the Company’s common stock and agreed to an earn-out provision of $500,000 that may be earned based on the performance of HCFM in fiscal years ended December 31, 2019, 2020, and 2021.  The total consideration represents a transaction value of $2,000,000. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Following the acquisition, HCFM was rebranded as NCFM and was combined with NWC to form the Company’s Health Services segment. As a result of the acquisition, the Company is expected to be a leading provider of Functional Medicine in Southwest Florida. The Company also expects to reduce costs in its Health Services segment through economies of scale.

The following table summarizes the consideration paid for HCFM and the value of assets acquired that were recognized at the acquisition date. There were no liabilities assumed in the acquisition of HCFM.

Cash	$500,000
Common Stock (3,968,254 shares)	1,000,000
Earn Out Agreement	500,000

Fair Value of Total Consideration	2,000,000

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$35,000
Hyperbaric Chambers	452,289
Medical Equipment	29,940
Computer Equipment/Software	19,739
Office Furniture & Equipment	23,052
Inventory	72,114
Leasehold Improvements	25,000
Website	41,000
Patient Management Platform Database	1,230,000
Goodwill	71,866

Fair Value of Identifiable Assets Acquired	$2,000,000

Goodwill of $71,866 arising from the acquisition consists of value associated with the legacy name. None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value of the website of $41,000 was determined based upon the cost to reconstruct and put into use applying current market rates.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 4 – ACQUISITION (CONTINUED)

The fair value of the Patient Management Platform Database of $1,230,000 was estimated by applying the income approach. Under the income approach, the expected future cash flows generated by the Patient Management Platform Database are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the business. Cash flows were estimated based on EBITDA using forecasted revenue and costs. The measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (i) a capitalization rate of 11.75% (ii) sustainable growth of 5% and (iii) a benefit stream using EBITDA cash flow.

The amounts of revenue and net income of HCFM included in the Company’s consolidated income statement from the acquisition date to the period ending June 30, 2019 are as follows:

Revenue	$690,127
Net income	$84,856

The following represents the pro forma consolidated income statement as if HCFM had been included in the consolidated results of the Company for the entire six-month periods ending June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

Revenue	$2,569,030	$2,925,174
Net income	$(1,890,058)	$(2,160,552)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM to reflect (i) the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2019 and 2018, respectively, and (ii) financing charges related directly to the acquisition of HCFM that would have been incurred in 2018 if the acquisition had been completed on January 1, 2018.

NOTE 5 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 5 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES (CONTINUED)

This fair value of the warrants described above was recorded as a deferred offering cost and will be amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three months ended June 30, 2019 and 2018, the Company recognized $12,802 and $12,802, respectively, in general and administrative expense related to the cost of the warrants. During the six months ended June 30, 2019 and 2018, the Company recognized $25,604 and $25,604, respectively, in general and administrative expense related to the cost of the warrants.

Prepaid Expenses

On December 6, 2018, the Company granted additional three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $35,462, with the following assumptions: risk-free interest rate of 2.76%, expected life of 3 years, volatility of 285.22%, and expected dividend yield of zero. The Company recognized no expense in the three months ended June 30, 2019 and 2018 and $25,611 and $-0- in the six months ended June 30, 2019 and 2018, respectively, to general and administrative expense related to the cost of the warrants.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Capital lease equipment	$251,752	$343,492
Medical equipment	482,229	—
Telephone equipment	12,308	12,308
Furniture, transport and office equipment	511,062	438,970

Total property, plant and equipment	1,257,351	794,770
Less: accumulated depreciation	(703,429)	(752,173)

Property, plant and equipment, net	$553,922	$42,597

Depreciation expense during the three months ended three months ended June 30, 2019 and 2018 was $21,710 and $6,029, respectively. Depreciation expense during the six months ended three months ended June 30, 2019 and 2018 was $23,365 and $12,058, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Medical database	$1,230,000	$—
Website	41,000	—

Total intangible assets	1,271,000	—
Less: accumulated amortization	(1,775)	—

Intangible assets, net	1,269,225
Plus: goodwill	71,866

Goodwill and intangible assets, net	$1,341,091	$—

Goodwill and intangible assets arose from the acquisition of NCFM in April 2019. The medical database is assumed to have an indefinite life and is not amortized. The website is being amortized on a straight-line basis over its estimated useful life of five years. Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of NCFM.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Amortization expense in the three and six months ended June 30, 2019 was $1,775. No amortization expense was recognized in the three and six months ended June 30, 2018. No impairment charges were recognized related to goodwill and intangible assets in the six months ended June 30, 2019 or 2018.

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

	June 30,	December 31,
	2019	2018
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	162,574	129,117
Total due to related party	463,174	429,717

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	$684,586	$672,471

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. All principal and interest is due at maturity of the $750k DMD Note on December 31, 2019. Interest accrued on the $750k DMD Note as of June 30, 2019 and December 31, 2018 was $78,704 and $66,859, respectively.

The carrying values of notes payable to Dr. Michael Dent as of June 30, 2019 and December 31, 2018 were as follows:

			Interest	June 30,		December 31,
Inception Date	Maturity Date	Borrower	Rate	2019		2018
January 12, 2017	January 13, 2019	HLYK	10%	$42,995	*	$40,560	*
January 18, 2017	January 19, 2019	HLYK	10%	24,537	*	23,165	*
January 24, 2017	January 15, 2019	HLYK	10%	61,265	*	57,839	*
February 9, 2017	February 10, 2019	HLYK	10%	36,635	*	34,586	*
April 20, 2017	April 21, 2019	HLYK	10%	12,030	*	11,357	*
June 15, 2017	June 16, 2019	HLYK	10%	38,624	*	36,464	*
August 17, 2017	August 18, 2018	HLYK	10%	20,000		20,000
August 24, 2017	August 25, 2018	HLYK	10%	37,500		37,500
September 7, 2017	September 8, 2018	HLYK	10%	35,000		35,000
September 21, 2017	September 22, 2018	HLYK	10%	26,500		26,500
September 29, 2017	September 30, 2018	HLYK	10%	12,000		12,000
December 21, 2017	December 22, 2018	HLYK	10%	14,000		14,000
January 8, 2018	January 9, 2019	HLYK	10%	75,000		75,000
January 11, 2018	January 12, 2019	HLYK	10%	9,000		9,000
January 26, 2018	January 27, 2019	HLYK	10%	17,450		17,450
January 3, 2014	December 31, 2018	NWC	10%	222,050		222,050

				$684,586		$672,471

* - Denotes that note payable is carried at fair value

On July 18, 2018, in connection with a $2,000,000 private placement by a third-party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of June 30, 2019 and December 31, 2018 was $83,901 and $62,258, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2018, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date, which is included on the statement of operations in “Change in fair value of debt,” was $6,256 and $4,532 in the three months ended June 30, 2019 and 2018, respectively, and $12,084 and $7,981 in the six months ended June 30, 2019 and 2018, respectively,

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the three months ended June 30, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $6,120, respectively, pursuant to this agreement. During the six months ended June 30, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $12,240, respectively, pursuant to this agreement.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the six months ended June 30, 2019 and 2018, the Company recognized general and administrative expense in the amount of $-0- and $12,500, respectively, pursuant to this agreement. On July 1, 2018 the Company and MOD signed a marketing and service agreement pursuant to which the Company will include MOD offering as part of its product offering to physicians and the Company will receive 8% of revenue for new sales related to MOD products sold through the HealthLynked Network.

NOTE 9 – LEASES

The Company has two operating leases for office space and equipment that expire in July 2020 and a separate operating lease for office space that expires in May 2022. The Company’s weighted-average remaining lease term relating to its operating leases is 1.7 years, with a weighted-average discount rate of 17.36%.

The Company is also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 and expiring in March 2020. The Company’s weighted-average remaining lease term relating to its financing lease is 0.8 years, with a weighted-average discount rate of 9.38%. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 9 – LEASES (CONTINUED)

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2019:

	As of June 30, 2019
	Operating	Financing	Total
	Leases	Leases	Leases
Lease assets	$413,864	$13,140	$427,004

Lease liabilities
Lease liabilities (short term)	$293,131	$13,140	$306,271
Lease liabilities (long term)	125,695	—	125,695
Total lease liabilities	$418,826	$13,140	$431,966

The Company incurred lease expense of $90,160 for the three months ended June 30, 2019, of which $85,573 related to operating leases and $4,587 related to financing leases. The Company incurred lease expense of $163,575 for the six months ended June 30, 2019, of which $154,401 related to operating leases and $9,174 related to financing leases.

Maturities of operating lease liabilities were as follows as of June 30, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (July through December)	$174,091	$9,174	$183,265
2020	234,891	4,587	239,478
2021	75,019	—	75,019
2022	28,443	—	28,443
2023	—	—	—
Total lease payments	512,444	13,761	526,205
Less interest	(93,618)	(621)	(94,239)
Present value of lease liabilities	$418,826	$13,140	$431,966

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company was required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000, which was scheduled for June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. The December MCA was repaid on June 1, 2018. The Company made installment payments of $-0- and $36,429, respectively, during the three months ended June 30, 2019 and 2018 and $-0- and $89,048, respectively, during the six months ended June 30, 2019 and 2018. The Company recognized amortization of the discount in the amount of $-0- and $12,307 in the three months ended June 30, 2019 and 2018, respectively and $-0- and $26,881 in the six months ended June 30, 2019 and 2018, respectively, including $2,267 recognized to amortize the remaining discount at retirement in June 2018.

On June 1, 2018, the Company entered into a new MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees. The Company was required to repay the advance at the rate of $4,048 per week until the balance of $102,000 was repaid, which was scheduled for November 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The December 2018 MCA was repaid in full in November 2018. During the three and six months ended June 30, 2018, the Company recognized amortization of the discount in the amount of $4,560.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2019 and December 31, 2018 are comprised of the following:

	June 30,		December 31,
	2019		2018

$550k Note - July 2016	$630,065	*	$594,813
$50k Note - July 2016	63,885	*	60,312
$111k Note - May 2017	132,606	*	125,190
$171.5k Note - October 2017	—		186,472
$103k Note I - October 2018	—		103,000
$103k Note II - November 2018	—		103,000
$153k Note - November 2018	43,000		153,000
$103k Note III - December 2018	—		103,000
$78k Note I - January 2019	78,000		—
$78k Note II - January 2019	78,000		—
$103k Note III - April 2019	103,000		—
$104.5k Note - April 2019	104,500		—
$104.5k Note II - April 2019	104,500		—
$357.5k Note - April 2019	357,500		—
$103k Note IV - May 2019	103,000		—
$154k Note - June 2019	154,000		—
	1,952,056		1,428,787
Less: unamortized discount	(722,954)		(386,473)
Convertible notes payable, net of original issue discount and debt discount	1,229,102		1,042,314

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization expense recognized on each convertible note outstanding during the three and six months ended June 30, 2019 and 2018 were as follows:

	Amortization of Debt Discount
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

$111k Note - May 2017	—	—	—	6,931
$53k Note - July 2017	—	—	—	1,520
$35k Note - September 2017	—	—	—	7,972
$55k Note - September 2017	—	—	—	10,849
$53k Note II - October 2017	—	3,407	—	20,443
$171.5k Note - October 2017	—	38,796	—	85,278
$57.8k Note - January 2018	—	14,398	—	28,321
$112.8k Note - February 2018	—	28,110	—	45,718
$83k Note - February 2018	—	20,693	—	31,153
$105k Note - March 2018	—	26,178	—	33,658
$63k Note I - April 2018	—	19,469	—	19,469
$57.8k Note II - April 2018	—	11,866	—	11,866
$90k Note - April 2018	—	18,000	—	18,000
$53k Note III - April 2018	—	13,481	—	13,481
$68.3k Note - May 2018	—	10,816	—	10,816
$37k Note - May 2018	—	5,474	—	5,474
$63k Note II - May 2018	—	9,025	—	9,025
$78.8k Note - May 2018	—	7,983	—	7,983
$103k Note I - October 2018	1,446	—	33,972	—
$103k Note II - November 2018	13,096	—	44,952	—
$153k Note - November 2018	39,278	—	89,718	—
$103k Note III - December 2018	17,214	—	42,611	—
$78k Note I - January 2019	26,000	—	47,714	—
$78k Note II - January 2019	24,061	—	41,512	—
$103k Note III - April 2019	27,384	—	27,384	—
$104.5k Note - April 2019	22,842	—	22,842	—
$104.5k Note II - April 2019	22,842	—	22,842	—
$357.5k Note - April 2019	75,362	—	75,362	—
$103k Note IV - May 2019	18,727	—	18,727	—
$154k Note - June 2019	11,361	—	11,361	—

	$299,613	$227,696	$478,997	$367,957

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of June 30, 2019 and December 31, 2018 are comprised of the following:

	Unamortized Discount as of
	June 30,	December 31,
	2019	2018

$103k Note I - October 2018	$—	$76,256
$103k Note II - November 2018	—	85,656
$153k Note - November 2018	7,877	129,462
$103k Note III - December 2018	—	95,099
$78k Note I - January 2019	30,286	—
$78k Note II - January 2019	36,488	—
$103k Note III - April 2019	75,616	—
$104.5k Note - April 2019	81,658	—
$104.5k Note II - April 2019	81,658	—
$357.5k Note - April 2019	182,459	—
$103k Note IV - May 2019	84,273	—
$154k Note - June 2019	142,639	—

	$722,954	$386,473

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense recognized on each convertible note outstanding during the three and six months ended June 30, 2019 and 2018 were as follows:

	Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

$550k Note - July 2016	$8,227	$8,227	$16,364	$16,364
$50k Note - July 2016	1,247	1,247	2,479	2,479
$111k Note - May 2017	4,123	4,078	8,200	8,246
$53k Note - July 2017	—	—	—	116
$35k Note - September 2017	—	—	—	614
$55k Note - September 2017	—	—	—	1,085
$53k Note II - October 2017	—	261	—	1,568
$171.5k Note - October 2017	—	4,276	1,785	8,504
$57.8k Note - January 2018	—	1,440	—	2,832
$112.8k Note - February 2018	—	2,811	—	4,572
$83k Note - February 2018	—	2,069	—	3,115
$105k Note - March 2018	—	2,618	—	3,366
$63k Note I - April 2018	—	1,536	—	1,536
$57.8k Note II - April 2018	—	1,187	—	1,187
$90k Note - April 2018	—	1,800	—	1,800
$53k Note III - April 2018	—	1,060	—	1,060
$68.3k Note - May 2018	—	1,085	—	1,085
$37k Note - May 2018	—	547	—	547
$63k Note II - May 2018	—	898	—	898
$78.8k Note - May 2018	—	798	—	798
$103k Note I - October 2018	113	—	2,653	—
$103k Note II - November 2018	1,044	—	3,584	—
$153k Note - November 2018	2,938	—	6,710	—
$103k Note III - December 2018	1,721	—	4,261	—
$78k Note I - January 2019	1,945	—	3,569	—
$78k Note II - January 2019	1,945	—	3,355	—
$103k Note III - April 2019	2,483	—	2,483	—
$104.5k Note - April 2019	2,290	—	2,290	—
$104.5k Note II - April 2019	2,290	—	2,290	—
$357.5k Note - April 2019	10,450	—	10,450	—
$103k Note IV - May 2019	1,524	—	1,524	—
$154k Note - June 2019	1,139	—	1,139	—

	$43,479	$35,938	$73,136	$61,772

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three and six months ended June 30, 2019 and 2018 on such instruments were as follows:

	Change in Fair Value of Debt		Change in Fair Value of Debt		Fair Value of Debt as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30	December 31,
	2019	2018	2019	2018	2019	2018

$550k Note - July 2016	$18,415	$16,110	$35,253	$62,408	$630,066	$594,813
$50k Note - July 2016	1,865	1,572	3,573	9,771	63,885	60,312
$111k Note - May 2017	3,872	3,238	7,416	12,053	132,606	125,190
$171.5k Note - October 2017	—	—	1,781	—	—	186,472

	$24,152	$20,920	$48,023	$84,232	$826,557	$966,787

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.05 per share, the holder of the $111k Note agreed to extend the maturity date from the original date of January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $111k Note is carried at fair value and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” During July 2018, the maturity date of the $111k Note was further extended until December 31, 2019.

Convertible Notes Payable ($53,000) – July 2017

On July 10, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”) to PULG. On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. The Company recognized a gain on debt extinguishment in the three and six months ended June 30, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$53,000
Carrying value of derivative financial instruments arising from ECF	53,893
Accrued interest	2,644
Less cash repayment	(74,922)
Less carrying value of debt discount at extinguishment	(18,427)

Gain on extinguishment of debt	$16,188

Convertible Notes Payable ($35,000) – September 2017

On September 7, 2017, the Company entered into a securities purchase agreement for the sale of a $35,000 convertible note (the “$35k Note”) to PULG. On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. The Company recognized a gain on debt extinguishment in the three and six months ended June 30, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$35,000
Carrying value of derivative financial instruments arising from ECF	37,269
Accrued interest	1,716
Less cash repayment	(49,502)
Less carrying value of debt discount at extinguishment	(12,705)

Gain on extinguishment of debt	$11,778

Convertible Notes Payable ($55,000) – September 2017

On September 11, 2017, the Company entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”) to Crown Bridge Partners LLC. On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. The Company recognized a gain on debt extinguishment in the three and six months ended June 30, 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$55,000
Carrying value of derivative financial instruments arising from ECF	69,687
Accrued interest	2,759
Less cash repayment	(85,258)
Less carrying value of debt discount at extinguishment	(27,425)

Gain on extinguishment of debt	$14,763

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($171,500) – October 2017

On October 27, 2017, the Company entered into a securities purchase agreement for the sale of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. The $171.5k Note included a $21,500 original issue discount, for net proceeds of $150,000. The $171.5k Note had an interest rate of 10% and a default interest rate of 22% and matures on October 26, 2018. The $171.5k Note was convertible into common stock of the Company by the holder at any time following 180 days after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest closing bid price during the twenty (20) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the $171.5k Note, 300% of the outstanding principal and any interest due amount was immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the $171.5k Note, 150% of the outstanding principal and any interest due amount was immediately due. On February 7, 2019, the holder of the $171.5k Note converted the entire principal balance of $171,500 into 2,512,821 shares of Company common stock.

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

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Convertible Notes Payable ($63,000) – April 2018

On April 2, 2018, the Company entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note”). On September 28, 2018, the Company prepaid the balance on the $63k Note, including accrued interest, for a one-time cash payment of $89,198. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$63,000
Carrying value of derivative financial instruments arising from ECF	72,336
Accrued interest	3,124
Less cash repayment	(89,198)
Less carrying value of debt discount at extinguishment	(23,406)

Gain on extinguishment of debt	$25,856

Convertible Notes Payable ($57,750) – April 2018

On April 16, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$57.8k Note II”). On October 16, 2018, the Company prepaid the balance on the $57.8k Note II, including accrued interest, for a one-time cash payment of $81,850. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$57,750
Carrying value of derivative financial instruments arising from ECF	74,428
Accrued interest	2,895
Less cash repayment	(81,850)
Less carrying value of debt discount at extinguishment	(28,796)

Gain on extinguishment of debt	$24,427

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($90,000) – April 2018

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $90,000 convertible note (the “$90k Note”). On August 24, 2018, the Company prepaid the balance on the $90k Note, including accrued interest, for a one-time cash payment of $119,240. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$90,000
Carrying value of derivative financial instruments arising from ECF	123,030
Accrued interest	3,156
Less cash repayment	(119,240)
Less carrying value of debt discount at extinguishment	(58,438)

Gain on extinguishment of debt	$38,508

Convertible Notes Payable ($53,000) – April 2018

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note III”). On October 18, 2018, the Company prepaid the balance on the $53k Note III, including accrued interest, for a one-time cash payment of $75,039. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$53,000
Carrying value of derivative financial instruments arising from ECF	59,533
Accrued interest	2,657
Less cash repayment	(75,039)
Less carrying value of debt discount at extinguishment	(19,206)

Gain on extinguishment of debt	$20,945

Convertible Notes Payable ($68,250) – May 2018

On May 3, 2018, the Company entered into a securities purchase agreement for the sale of a $68,250 convertible note (the “$68.3k Note”). On October 30, 2018, the Company prepaid the balance on the $68.3k Note, including accrued interest, for a one-time cash payment of $91,644. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$68,250
Carrying value of derivative financial instruments arising from ECF	91,132
Accrued interest	3,366
Less cash repayment	(91,644)
Less carrying value of debt discount at extinguishment	(34,684)

Gain on extinguishment of debt	$36,420

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($37,000) – May 2018

On May 7, 2018, the Company entered into a securities purchase agreement for the sale of a $37,000 convertible note (the “$37k Note”). On November 2, 2018, the Company prepaid the balance on the $37k Note, including accrued interest, for a one-time cash payment of $49,144. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$37,000
Carrying value of derivative financial instruments arising from ECF	47,763
Accrued interest	1,815
Less cash repayment	(49,144)
Less carrying value of debt discount at extinguishment	(18,855)

Gain on extinguishment of debt	$18,579

Convertible Notes Payable ($63,000) – May 2018

On May 9, 2018, the Company entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note II”). On November 5, 2018, the Company prepaid the balance on the $63k Note II, including accrued interest, for a one-time cash payment of $89,198. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$63,000
Carrying value of derivative financial instruments arising from ECF	81,017
Accrued interest	3,107
Less cash repayment	(89,198)
Less carrying value of debt discount at extinguishment	(31,760)

Gain on extinguishment of debt	$26,166

Convertible Notes Payable ($78,750) – May 2018

On May 24, 2018, the Company entered into a securities purchase agreement for the sale of a $78,750 convertible note (the “$78.8k Note”). On November 20, 2018, the Company prepaid the balance on the $78.8k Note, including accrued interest, for a one-time cash payment of $104,738. The Company recognized a gain on debt extinguishment in the fourth quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$78,750
Carrying value of derivative financial instruments arising from ECF	100,669
Accrued interest	3,938
Less cash repayment	(104,738)
Less carrying value of debt discount at extinguishment	(39,914)

Gain on extinguishment of debt	$38,705

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($103,000) – October 2018

On October 18, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note I”). On April 4, 2019, the Company prepaid the balance on the $103k Note I, including accrued interest, for a one-time cash payment of $134,500. The Company recognized a gain on debt extinguishment in the three and six months ended June 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$103,000
Carrying value of derivative financial instruments arising from ECF	97,212
Accrued interest	4,741
Less cash repayment	(134,500)
Less carrying value of debt discount at extinguishment	(42,284)

Gain on extinguishment of debt	$28,169

Convertible Notes Payable ($103,000) – November 2018

On November 12, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note II”). On May 7, 2019, the Company prepaid the balance on the $103k Note II, including accrued interest, for a one-time cash payment of $134,888. The Company recognized a gain on debt extinguishment in the three and six months ended June 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$103,000
Carrying value of derivative financial instruments arising from ECF	91,446
Accrued interest	4,967
Less cash repayment	(134,888)
Less carrying value of debt discount at extinguishment	(40,704)

Gain on extinguishment of debt	$23,821

Convertible Notes Payable ($153,000) – November 2018

On November 19, 2018, the Company entered into a securities purchase agreement for the sale of a $153,000 convertible note (the “$153k Note”). The $153k Note included $3,000 fees for net proceeds of $150,000. The $153k Note has an interest rate of 10% and a default interest rate of 22% and matures on August 19, 2019. The $153k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due. During three and six months ended June 30, 2019, the holder of the $153k Note converted principal in the amount of $110,000 into 740,002 shares of Company common stock. The principal balance as of June 30, 2019 was $43,000.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($103,000) – December 2018

On December 3, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). On May 31, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,029. The Company recognized a gain on debt extinguishment in the three and six months ended June 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$103,000
Carrying value of derivative financial instruments arising from ECF	99,911
Accrued interest	5,051
Less cash repayment	(135,029)
Less carrying value of debt discount at extinguishment	(52,488)

Gain on extinguishment of debt	$20,445

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

Embedded conversion feature	$78,088
Original issue discount and fees	3,000
Fair value of shares recorded to equity	4,676
Financing cost	(7,764)
Convertible note	—

Gross proceeds	$78,000

Convertible Notes Payable ($78,000) – January 2019

On January 24, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note II”). The $78k Note II included $3,000 fees for net proceeds of $75,000. The $78k Note II has an interest rate of 10% and a default interest rate of 22% and matures on November 15, 2019. The $78k Note II may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Embedded conversion feature	$101,139
Original issue discount and fees	3,000
Financing cost	(26,139)
Convertible note	—

Gross proceeds	$78,000

Convertible Notes Payable ($103,000) – April 2019

On April 3, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). The $103k Note III included $3,000 fees for net proceeds of $100,000. The $103k Note III has an interest rate of 10% and a default interest rate of 22% and matures on February 28, 2020. The $103k Note III may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $103k Note III was calculated using the Black-Scholes pricing model at $126,313 with the following assumptions: risk-free interest rate of 2.41%, expected life of 0.91 years, volatility of 203.70%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $126,313 over the net proceeds from the note of $100,000, for a net charge of $26,313. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$126,313
Original issue discount and fees	3,000
Financing cost	(26,313)
Convertible note	—

Gross proceeds	$103,000

Convertible Notes Payable ($209,000) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of two identical convertible notes with an aggregate face value of $209,000 (the “$209k Notes”). The $209k Notes included $9,000 fees for net proceeds of $200,000. The $209k Notes have an interest rate of 10% and a default interest rate of 22%, mature on April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. In connection with the $209k Notes, the Company also issued to the holder 25,000 shares of Company common stock valued at $6,250, which was recorded to equity. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $209k Notes was calculated using the Black-Scholes pricing model at $205,516, with the following assumptions: risk-free interest rate of 2.44%, expected life of 1 year, volatility of 203.29%, and expected dividend yield of zero. In connection with the $209k Notes, the Company also issued to the holders 50,000 shares of Company common stock valued at $12,500, which was recorded to equity. Because the fair value of the ECF exceeded the net proceeds from the $209k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $205,516 and the common shares issued of $12,500 over the net proceeds from the note of $200,000, for a net charge of $18,016. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$205,516
Original issue discount and fees	9,000
Fair value of shares recorded to equity	12,500
Financing cost	(18,016)
Convertible note	—

Gross proceeds	$209,000

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note included $32,500 fees for net proceeds of $325,000. The $357.5k Note has an interest rate of 10%, matures on December 31, 2019, and may be converted into common stock of the Company by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.20, or 1,787,500 shares. At inception, the investors were also granted a five-year warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Upon an event of default, 140% of the outstanding principal and any interest due amount shall be immediately due and the conversion price resets to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date.

The fair value of the warrants was calculated using the Black-Scholes pricing model at $150,782, with the following assumptions: risk-free interest rate of 2.37%, expected life of 5 years, volatility of 191.68%, and expected dividend yield of zero. The net proceeds from the issuance of the $357.5k Note, being $325,000 after the original issue discount, were then allocated to the warrants and the convertible note instrument based on their relative fair values, of which $96,411 was allocated to the warrants and $228,589 to the convertible note. The intrinsic value of the embedded conversion feature of the $357.5k Note was then calculated as $128,911. The original issue discount, warrants and embedded conversion feature were then allocated and recorded as discounts against the carrying value of the $357.5k Note. The final allocation of the proceeds at inception was as follows:

Original issue discount	$32,500
Warrants	96,411
Embedded conversion feature	128,911
Convertible note	99,678

Gross proceeds	$357,500

Convertible Notes Payable ($103,000) – April 2019

On May 7, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note IV”). The $103k Note IV included $3,000 fees for net proceeds of $100,000. The $103k Note IV has an interest rate of 10% and a default interest rate of 22% and matures on February 28, 2020. The $103k Note IV may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the ECF of the $103k Note IV was calculated using the Black-Scholes pricing model at $115,729 with the following assumptions: risk-free interest rate of 2.37%, expected life of 0.81 years, volatility of 180.30%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $115,729 over the net proceeds from the note of $100,000, for a net charge of $15,729. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$115,729
Original issue discount and fees	3,000
Financing cost	(15,729)
Convertible note	—

Gross proceeds	$103,000

Convertible Notes Payable ($154,000) – June 2019

On June 3, 2019, the Company entered into a securities purchase agreement for the sale of a $154,000 convertible note (the “$154k Note”). The $154k Note included $4,000 fees for net proceeds of $150,000. The $154k Note has an interest rate of 10% and a default interest rate of 22% and matures on February 28, 2020. The $154k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

Embedded conversion feature	$177,273
Original issue discount and fees	4,000
Financing cost	(27,273)
Convertible note	—

Gross proceeds	$154,000

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the three and six months ended June 30, 2019 and 2018 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Balance, beginning of period	$580,855	$769,323	$800,440	$398,489
Inception of derivative financial instruments	624,832	728,943	804,059	1,246,005
Change in fair value of derivative financial instruments	(223,881)	(52,786)	(415,514)	(38,165)
Conversion or extinguishment of derivative financial instruments	(349,201)	(55,791)	(556,380)	(216,640)

Balance, end of period	$632,605	$1,389,689	$632,605	$1,389,689

During the three months ended June 30, 2019, the holder of one convertible note converted principal of $110,000 into 740,002 common shares. During the six months ended June 30, 2019, the holders of two convertible note converted principal of $281,500 into 3,252,823 common shares. There were no conversions during the three or six months ended June 30, 2018.

During the six months ended June 30, 2018, three convertible notes were repaid in full for cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.92% to 2.73%, expected life of 0.14 to 1.00 years, volatility of 141.63% to 293.37% and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 13 – SHAREHOLDERS’ DEFICIT

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

During the six months ended June 30, 2019, the Company sold 1,383,334 shares of common stock in three separate private placement transactions and received $390,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 125,000 five-year warrants to purchase shares of common stock at an exercise price of $0.30 per share, 566,667 five-year warrants to purchase shares of common stock at an exercise price of $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During six months ended June 30, 2019 and 2018, the Company issued 2,696,597 and 1,856,480 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $604,272 and $328,003, respectively, in net proceeds from the draws.

Common Stock Issuable

As of June 30, 2019 and December 31, 2018, the Company was obligated to issue 312,726 and 114,080 shares of common stock, respectively, in exchange for professional services provided by two third party consultants. During the six months ended June 30, 2019 and 2018, the Company recognized expense related to shares earned by the consultants of $44,793 and $27,354, respectively.

As of June 30, 2019, the Company was also obligated to issue 250,000 shares sold in a private placement in June 2019 for which shares were issued in July 2019.

Stock Warrants

Transactions involving our stock warrants during the three months ended six months ended June 30, 2019 and 2018 are summarized as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	46,161,463	$0.18	20,526,387	$0.23
Granted during the period	1,721,667	$0.35	9,960,403	$0.10
Exercised during the period	(4,099,256)	$0.00	—	$—
Terminated during the period	—	$—	—	$—
Outstanding at end of the period	43,783,874	$0.20	30,486,790	$0.19

Exercisable at end of the period	43,783,874	$0.20	30,486,790	$0.19

Weighted average remaining life	3.3 years		4.0 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2019:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	16,157,768	3.2	$0.07	16,157,768	$0.07
$0.10 to 0.24	14,520,441	3.5	$0.19	14,520,441	$0.19
$0.25 to 0.49	9,165,665	3.2	$0.29	9,165,665	$0.29
$0.50 to 1.00	3,940,000	2.7	$0.64	3,940,000	$0.64
$0.05 to 1.00	43,783,874	3.3	$0.21	43,783,874	$0.21

During the six months ended June 30, 2019, the Company issued 1,721,667 warrants. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.80% to 2.93%, expected life of 3.00 to 5.00 years, volatility of 141.76 % to 308.60%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the six months ended June 30, 2019 was $468,125.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the six months ended June 30, 2019 and 2018:

	2019	2018
Outstanding at beginning of the period	1,738,750	1,498,750
Granted during the period	135,313	—
Terminated during the period	—	—
Outstanding at end of the period	1,874,063	1,498,750

Shares vested at period-end	1,410,313	1,058,750
Weighted average grant date fair value of shares granted during the period	$0.26	$—
Aggregate grant date fair value of shares granted during the period	$12,805	$—
Shares available for grant pursuant to EIP at period-end	9,592,868	11,496,934

Total stock-based compensation recognized for grants under the EIP was $58,594 and $6,445 during the six months ended June 30, 2019 and 2018. Total unrecognized stock compensation related to these grants was $82,384 as of June 30, 2019.

A summary of the status of non-vested shares issued pursuant to the EIP as of and for the six months ended June 30, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	540,000	$0.16	628,750	$0.05
Granted	—	$—	—	$—
Vested	(76,250)	$0.04	(188,750)	$0.04
Forfeited	—	$—	—	$—
Nonvested at end of period	463,750	$0.18	440,000	$0.05

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the six months ended June 30, 2019 and 2018:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,707,996	$0.18	2,349,996	$0.12
Granted during the period	1,078,750	$0.26	158,000	$0.11
Exercised during the period	(154,166)	$0.20	—	$—
Forfeited during the period	(595,830)	$0.20	—	$—
Outstanding at end of the period	4,036,750	$0.20	2,507,996	$0.12

Options exercisable at period-end	1,273,500		836,000
Weighted average remaining life (in years)	8.4		7.9
Weighted average grant date fair value of options granted during the period	$0.20		$0.09
Options available for grant at period-end	9,592,868		11,496,934

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2019:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ — to 0.10	1,733,000	6.9	$0.08	1,195,500	0.08
$0.11 to 0.31	2,303,750	9.6	$0.29	78,000	0.31
$0.08 to 0.31	4,036,750	8.4	$0.20	1,273,500	$0.10

Total stock-based compensation recognized related to option grants was $33,581 and $3,223 during the three months ended June 30, 2019 and 2018, respectively, and $62,037 and $6,445 during the six months ended June 30, 2019 and 2018, respectively.

A summary of the status of non-vested options issued pursuant to the EIP as of and for the six months ended June 30, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	2,332,413	$0.13	1,774,996	$0.03
Granted	1,078,750	$0.20	158,000	$0.09
Vested	(52,083)	$0.03	(261,000)	$0.02
Forfeited	(595,830)	$0.02	—	$—
Nonvested at end of period	2,763,250	$0.19	1,671,996	$0.03

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Leases

Maturities of lease liabilities were as follows as of June 30, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (July through December)	$174,091	$9,174	$183,265
2020	234,891	4,587	239,478
2021	75,019	—	75,019
2022	28,443	—	28,443
2023	—	—	—
Total lease payments	512,444	13,761	526,205
Less interest	(93,618)	(621)	(94,239)
Present value of lease liabilities	$418,826	$13,140	$431,966

Employment/Consulting Agreements

The Company has employment agreements with each of its four physicians. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance-based pay later in the contract. The contracts expire at various times through 2019, with early termination available upon a notice period of 30-90 days during which compensation is paid to the physician but the Company has no further severance obligation.

On July 1, 2016, the Company entered into an employment agreement with Dr. Michael Dent, Chief Executive Officer and a member of the Board of Directors. Dr. Dent’s employment agreement continues until terminated by Dr. Dent or the Company. If Dr. Dent’s employment is terminated by the Company (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Dr. Dent will be entitled to severance in an amount equal to 12 months of his then-current annual base salary, as well as the pro-rata portion of any bonus that would be due and payable to him. In the event that Dr. Dent terminates the employment agreement, he shall be entitled to any accrued but unpaid salary and other benefits up to and including the date of termination, and the pro-rata portion of any unvested time-based options up until the date of termination.

On July 1, 2016, the Company entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. Mr. O’Leary’s employment agreement continues until terminated by Mr. O’Leary or the Company. If Mr. O’Leary employment is terminated by the Company (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination. On July 1, 2018, the Company and Mr. O’Leary entered into an Extension Letter Agreement pursuant to which Mr. O’Leary was increased to full time employment (previously half-time) and agreed to extend the term of his employment to September 30, 2022. In addition to a base salary, the extension provides Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 15 – SEGMENT REPORTING

The Company has two reportable segments: Health Services and Digital Healthcare. Health Services is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, and (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care. The Company’s Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network”, which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Health Services	Digital Healthcare	Total	Health Services	Digital Healthcare	Total
Revenue
Patient service revenue, net	$1,208,390	$—	$1,208,390	$566,320	—	566,320
Cost of services	321,603	—	321,603	—	—	—
Gross profit	886,787	—	886,787	566,320	—	566,320

Operating Expenses
Salaries and benefits	595,048	172,770	767,818	348,955	269,188	618,143
General and administrative	306,783	488,667	795,450	190,808	361,775	552,583
Depreciation and amortization	21,116	594	21,710	5,575	454	6,029
Total Operating Expenses	922,947	662,031	1,584,978	545,338	631,417	1,176,755

Income (loss) from operations	$(36,160)	$(662,031)	$(698,191)	$20,982	(631,417)	(610,435)

Other Segment Information
Interest expense	$6,017	$54,328	$60,345	$6,005	45,001	51,006
Loss on extinguishment of debt	$—	$(72,435)	$(72,435)	$—	(16,864)	(16,864)
Financing cost	$—	$87,332	$87,332	$—	248,443	248,443
Amortization of original issue and debt discounts on convertible notes	$—	$299,613	$299,613	$—	244,563	244,563
Change in fair value of debt	—	$30,409	$30,409	—	25,452	25,452
Change in fair value of derivative financial instruments	$—	$(223,881)	$(223,881)	$—	(52,786)	(52,786)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Health Services	Digital Healthcare	Total	Health Services	Digital Healthcare	Total
Revenue
Patient service revenue, net	$1,673,380	$—	$1,673,380	$1,211,959	$—	$1,211,959
Cost of services	321,603	—	321,603	—	—	—
Gross profit	1,351,777	—	1,351,777	1,211,959	—	1,211,959

Operating Expenses
Salaries and benefits	945,286	351,757	1,297,043	752,010	426,989	1,178,999
General and administrative	549,383	1,003,423	1,552,806	416,460	710,951	1,127,411
Depreciation and amortization	22,176	1,189	23,365	11,149	909	12,058
Total Operating Expenses	1,516,845	1,356,369	2,873,214	1,179,619	1,138,849	2,318,468

Income (loss) from operations	$(165,068)	$(1,356,369)	$(1,521,437)	$32,340	$(1,138,849)	$(1,106,509)

Other Segment Information
Interest expense	$11,845	$94,822	$106,667	$11,702	$79,651	$91,353
Loss on extinguishment of debt	$—	$67,363	$67,363	$—	$308,359	$308,359
Financing cost	$—	$121,235	$121,235	$—	$440,505	$440,505
Amortization of original issue and debt discounts on convertible notes	$—	$478,997	$478,997	$—	$399,398	$399,398
Change in fair value of debt	$—	$60,106	$60,106	$—	$83,398	$83,398
Change in fair value of derivative financial instruments	$—	$(415,514)	$(415,514)	$—	$38,165	$38,165

	June 30, 2019			December 31, 2018
Identifiable assets	$2,664,554	$93,149	$2,757,703	$184,912	$242,451	$427,363
Goodwill	$71,866	$—	$71,866	$—	$—	$—

The Digital Healthcare segment recognized revenue of $3,717 and $-0- in the three months ended June 30, 2019 and 2018, respectively, and $3,911 and $6,888 in the six months ended June 30, 2019 and 2018, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$826,556	$826,556
Notes payable to related party	—	—	216,086	216,086
Derivative financial instruments	—	—	632,605	632,605

Total	$—	$—	$1,675,247	$1,675,247

	As of December 31, 2018
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$780,315	$780,315
Notes payable to related party	—	—	203,971	203,971
Derivative financial instruments	—	—	800,440	800,440

Total	$—	$—	$1,784,726	$1,784,726

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Convertible notes payable	$(24,153)	$(20,921)	$(48,022)	$(75,418)
Notes payable to related party	(6,256)	(4,531)	(12,084)	(7,980)
Derivative financial instruments	223,881	52,786	415,514	38,165

Total	$193,472	$27,334	$355,408	$(45,233)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS

On July 11, 2019, the Company entered into securities purchase agreements for the sale of two identical convertible notes with an aggregate face value of $135,850 (the “$136k Notes”). The $136k Notes included $5,850 fees for net proceeds to the Company of $130,000. The $136k Notes have an interest rate of 10% and a default interest rate of 22%, mature on April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. In connection with the $136k Notes, the Company also issued to the holder 32,500 shares of Company common stock. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On July 16, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note III”). The $78k Note II included $3,000 fees for net proceeds of $75,000. The $78k Note III has an interest rate of 10% and a default interest rate of 22% and matures on April 30, 2020. The $78k Note III may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On July 18, 2019, the Company entered into securities purchase agreements for the sale of a convertible note with a face value of $230,000 (the “$230k Note”). The $230k Note included $20,000 fees and discounts for net proceeds to the Company of $210,000. The $230k Note has an interest rate of 10% and a default interest rate of 24%, matures on July 18, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 35% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default, the amount of principal shall increase by between 10 and 50% depending on the nature of the default.

On July 18, 2019, the holder of the $153k Note converted remaining principal of $43,000 and accrued interest of $8,768 into 330,892 shares of common stock. The $153k Note was converted in full and retired following this conversion.

On July 15, 2019, the Company repaid in full principal and interest on the $78k Note dated January 14, 2019 for a one-time cash payment of $102,321.

On July 24, 2019, the Company repaid in full principal and interest on the $78k Note II dated January 24, 2019 for a one-time cash payment of $102,255.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in our most recent Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

HealthLynked Corp. (the “Company,” “we,” “our, or “us”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada setting the total number of authorized shares at 250,000,000 shares, which included up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, we filed an Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares. We also previously had 2,953,840 designated shares of Series A Preferred Stock in 2014, which were converted into the 2,953,840 shares of our common shares on July 30, 2016.

On September 5, 2014, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Naples Women’s Center LLC (“NWC”), a Florida Limited Liability Company (“LLC”), acquiring 100% of the LLC membership units of NWC through the issuance of 50,000,000 shares of Company common stock to the members of NWC (the “Restructuring”). NWC is a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice located in Naples, Florida.

On April 12, 2019, we acquired Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice located in Naples, Florida that is engaged in improving the health of its patients through individualized and integrative health care. NWC and NCFM comprise our “Health Services” segment.

We also develop and operate an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians can update the information as needed to provide a comprehensive medical history. Business activities surrounding the HealthLynked Network comprise our “Digital Healthcare” segment.

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

Inventory

Inventory consisting of supplements, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Outdated inventory is directly charged to cost of goods sold.

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

Adoption of ASU 2016-02 had an impact of $427,004 and $431,996 on the Company’s assets and liabilities, respectively, and had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s consolidated statements of cash flows.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of June 30, 2019 and December 31, 2018.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the six months ended June 30, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the six months ended June 30, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 13 to our consolidated financial statements attached to this Form 10-Q.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments: Health Services (multi-specialty medical group including OB/GYN and General Practice) and Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard but provide clarity and implementation guidance. The Company adopted this standard on January 1, 2018 and selected the modified retrospective transition method. The Company has modified its accounting policies to reflect the requirements of this standard, however, the planned adoption did not materially impact the Company’s financial statements and related disclosures.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes the changes in our results of operations for the three months ended June 30, 2019 compared with the three months ended June 30, 2018:

	Three Months Ended June 30,		Change
	2019	2018	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,208,390	$566,320	$642,070	113%
Cost of services	321,603	—	321,603	100%
Gross profit	886,787	566,320	320,467	57%

Operating Expenses
Salaries and benefits	767,818	618,143	149,675	24%
General and administrative	795,450	552,583	242,867	44%
Depreciation and amortization	21,710	6,029	15,681	260%
Loss from operations	(698,191)	(610,435)	87,756	14%

Other Income (Expenses)
Gain on extinguishment of debt	72,435	16,864	(55,571)	330%
Change in fair value of debt	(30,409)	(25,452)	4,957	19%
Financing cost	(87,332)	(248,443)	(161,111)	-65%
Amortization of original issue and debt discounts on notes payable and convertible notes	(299,613)	(244,563)	55,050	23%
Change in fair value of derivative financial instruments	223,881	52,786	(171,095)	324%
Interest expense	(60,345)	(51,006)	9,339	18%
Total other expenses	(181,383)	(499,814)	(318,431)	-64%

Net loss	$(879,574)	$(1,110,249)	$(230,675)	-21%

Patient service revenue increased by $642,070, or 113%, from three months ended June 30, 2018 to 2019, primarily as a result of $690,126 revenue from NCFM, which was acquired on April 12, 2019, offset by lower revenue from NWC operations of $48,056 due to physician turnover, disability and retirement.

Cost of services increased by $321,603, or 100%, from three months ended June 30, 2019 to 2018, as a result of laboratory and supplement costs associated with NCFM patient services revenue.

Gross profit increased by $320,467, or 57%, from three months ended June 30, 2019 to 2018, primarily as a result of profits generated by NCFM from the acquisition date of April 12, 2019 through June 30, 2019.

Salaries and benefits increased by $149,675, or 24%, in 2019 primarily as a result of new salary and benefits expense from the acquisition of NCFM, offset by lower salary expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

General and administrative costs increased by $242,867, or 44%, in 2019 primarily due to general and administrative expense from the operation of NCFM, higher stock-based consulting fees and professional costs in 2019, as well as higher legal, professional and accounting costs related in part to the acquisition of HCFM.

Depreciation and amortization increased by $15,681, or 206%, in 2019 primarily as a result of depreciation of assets acquired in the NCFM acquisition, offset by lower depreciation from the adoption of ASU 2016-02 in 2019, which resulted in charges associated with a capital lease that were previously recorded as depreciation being charged to general and administrative expense.

Loss from operations increased by $87,756, or 14%, in 2019 primarily as a result of lower NWC revenue due to physician turnover, disability and retirement, offset by additional revenue and profit from the operation of NCFM from the acquisition date of April 12, 2019 through June 30, 2019.

Gain on extinguishment of debt increased by $55,571, or 330%, in 2019. Gain on extinguishment of debt in both 2018 and 2019 arose from repayment of convertible notes payable, which gave rise to a gain as a result of derivative liabilities associated with this note that were written off in connection with the repayment.

Change in fair value of debt increased by $4,957, or 19%, and results from certain convertible notes and notes payable to Dr. Michael Dent that were extended in previous periods and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $161,111, or 65%, in 2019. Financing cost arises from the issuance of convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. During 2019, we entered into six such notes with aggregate face value of $926,500, as compared to 2018 when we entered into eight such notes with aggregate face value of $510,750.

Amortization of original issue and debt discounts increased by $55,050, or 23%, in 2019 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2019.

Change in fair value of derivative financial instruments increased by $171,095, or 324%, as a result of gains in fair value of derivative financial instruments embedded in convertible promissory notes in 2019.

Interest expense increased by $9,339, or 18%, in 2019 as a result of higher average balance on convertible notes and notes payable to Dr. Dent during 2019.

Total other expenses decreased by $318,431, or 64%, in 2019 primarily as a result of gains from changes in the fair values of derivative financial instruments, decreased financing costs associated with lower inception value of convertible notes in 2019, and fewer extinguished convertible notes compared to 2018 that gave rise to debt extinguishment losses.

Net loss decreased by $230,675, or 21%, in 2019 primarily as a result of profits generated by NCFM from the acquisition date of April 12, 2019 through June 30, 2019, gains from changes in the fair values of derivative financial instruments, decreased financing costs associated with lower inception value of convertible notes in 2019, and fewer extinguished convertible notes compared to 2018 that gave rise to debt extinguishment losses, offset by higher operating expenses due in part to the operations of NCFM from the acquisition date of April 12, 2019 through June 30, 2019.

Comparison of six Months Ended June 30, 2019 and 2018

The following table summarizes the changes in our results of operations for the six months ended June 30, 2019 compared with the six months ended June 30, 2018:

	Six Months Ended June 30,		Change
	2019	2018	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,673,380	$1,211,959	$461,421	38%
Cost of services	321,603	—	321,603	100%
Gross profit	1,351,777	1,211,959	139,818	12%

Operating Expenses
Salaries and benefits	1,297,043	1,178,999	118,044	10%
General and administrative	1,552,806	1,127,411	425,395	38%
Depreciation and amortization	23,365	12,058	11,307	94%
Loss from operations	(1,521,437)	(1,106,509)	414,928	37%

Other Income (Expenses)
Loss on extinguishment of debt	(67,363)	(308,359)	(240,996)	-78%
Change in fair value of debt	(60,106)	(83,398)	(23,292)	-28%
Financing cost	(121,235)	(440,505)	(319,270)	-72%
Amortization of original issue and debt discounts on notes payable and convertible notes	(478,997)	(399,398)	79,599	20%
Change in fair value of derivative financial instruments	415,514	38,165	(377,349)	989%
Interest expense	(106,667)	(91,353)	15,314	17%
Total other expenses	(418,854)	(1,284,848)	(865,994)	-67%

Net loss	$(1,940,291)	$(2,391,357)	$(451,066)	-19%

Patient service revenue increased by $461,421, or 38%, from six months ended June 30, 2019 to 2018, primarily as a result of $690,126 revenue from NCFM, which was acquired on April 12, 2019, offset by lower revenue from NWC operations of $229,005 due to physician turnover, disability and retirement.

Cost of services increased by $321,603, or 100%, from six months ended June 30, 2019 to 2018, as a result of laboratory and supplement costs associated with NCFM patient services revenue.

Gross profit increased by $139,818, or 12%, from six months ended June 30, 2019 to 2018, primarily as a result of profits generated by NCFM from the acquisition date of April 12, 2019 through June 30, 2019.

Salaries and benefits increased by $118,044, or 10%, in 2019 primarily as a result of new salary and benefits expense from the acquisition of NCFM, offset by lower salary expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

General and administrative costs increased by $425,395, or 38%, in 2019 primarily due to general and administrative expense from the operation of NCFM, higher stock-based consulting fees and professional costs in 2019, as well as higher legal, professional and accounting costs related in part to the acquisition of HCFM.

Depreciation and amortization increased by $11,307, or 94%, in 2019 primarily as a result of depreciation of assets acquired in the NCFM acquisition, offset by lower depreciation from the adoption of ASU 2016-02 in 2019, which resulted in charges associated with a capital lease that were previously recorded as depreciation being charged to general and administrative expense.

Loss from operations increased by $414,928, or 37%, in 2019 primarily as a result of lower NWC revenue due to physician turnover, disability and retirement, offset by additional revenue and profit from the operation of NCFM from the acquisition date of April 12, 2019 through June 30, 2019

Loss on extinguishment of debt decreased by $240,996, or 78%, in 2019. Loss on extinguishment of debt in 2019 arose from conversion of a convertible note, net of gains from cash repayment of convertible notes payable, which gave rise to a gain primarily as a result of derivative liabilities associated with this note that were written off in connection with the repayment. Gain on extinguishment of debt in 2018 arose from cash repayment of a convertible note payable.

Change in fair value of debt decreased by $23,292, or 28%, and results from certain convertible notes and notes payable to Dr. Michael Dent that were extended in previous periods and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $319,270, or 72%, in 2019. Financing cost arises from the issuance of convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. During 2019, we entered into eight such notes with aggregate face value of 1,082,500, as compared to 2018 when we entered into eight such notes with aggregate face value of $510,750.

Amortization of original issue and debt discounts increased by $79,599, or 20%, in 2019 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2019.

Change in fair value of derivative financial instruments increased by $377,349, or 989%, as a result of gains in fair value of derivative financial instruments embedded in convertible promissory notes in 2019.

Interest expense increased by $15,314, or 17%, in 2019 as a result of higher average balance on convertible notes and notes payable to Dr. Dent during 2019.

Total other expenses decreased by $865,994, or 67%, in 2019 primarily as a result of gains from changes in the fair values of derivative financial instruments, decreased financing costs associated with lower inception value of convertible notes in 2019, and fewer extinguished convertible notes compared to 2018 that gave rise to debt extinguishment losses.

Net loss decreased by $451,066, or 19%, in 2019 primarily as a result of profits generated by NCFM from the acquisition date of April 12, 2019 through June 30, 2019, gains from changes in the fair values of derivative financial instruments, decreased financing costs associated with lower inception value of convertible notes in 2019, and fewer extinguished convertible notes compared to 2018 that gave rise to debt extinguishment losses, offset by higher operating expenses and lower revenue from our NWC operations resulting from physician turnover, disability and retirement.

Liquidity and Capital Resources

Going Concern

As of June 30, 2019, we had a working capital deficit of $3,909,871 and accumulated deficit $12,441,346. For the six months ended June 30, 2019, we had a net loss of $1,940,291 and net cash used by operating activities of $1,155,793. Net cash used in investing activities was $469,302, comprised principally of the cash portion of paid for the acquisition of NCFM totaling $465,000 (net of cash acquired). Net cash provided by financing activities was $1,615,056, resulting principally from $1,025,000 net proceeds from the issuance of convertible notes and $994,272 proceeds from the sale of common stock.

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

As further discussed below in “Significant Liquidity Events,” in July 2018, we completed a Private Placement (the “July 2018 Private Placement”) and received net proceeds of $1,774,690. Moreover, in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the six months ended June 30, 2019, we received $604,272 from the proceeds of the sale of 2,696,597 shares pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from (i) cash flow generated from the operations of the NCFM business acquired in April 2019, (ii) the July 2018 Private Placement, (iii) the put rights associated with the Investment Agreement, and (iv) other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which have an aggregate face value of $1,836,500 as of June 30, 2019, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through June 30, 2019, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

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

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the six months ended June 30, 2019 and years ended December 31, 2018 and 2017, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $604,272 (2,696,597 shares), $440,523 (2,440,337 shares) and $27,640 (222,588 shares), respectively.

Other Sales of Common Stock

During the six months ended June 30, 2018, we sold 3,249,177 shares of common stock in private placement transactions and received $317,175 in proceeds.

During the six months ended June 30, 2019, we sold 1,383,334 shares of common stock in three separate private placement transactions and received $390,000 in proceeds from the sales.

Convertible Notes Payable

As of June 30, 2019, we had outstanding convertible notes payable with aggregate face value of $1,836,500 maturing between August 2019 and June 2020, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Term
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2019
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2019
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2019
$153k Note - November 2018	43,000	10%	25%	August 19, 2019
$78k Note I - January 2019	78,000	10%	25%	October 14, 2019
$78k Note II - January 2019	78,000	10%	39%	November 15, 2019
$103k Note III - April 2019	103,000	10%	39%	February 28, 2020
$104.5k Note - April 2019	104,500	10%	25%	April 11, 2020
$104.5k Note II - April 2019	104,500	10%	25%	April 11, 2020
$357.5k Note - April 2019	357,500	10%	$0.20	December 31, 2019
$103k Note IV - May 2019	103,000	10%	39%	February 28, 2020
$154k Note - June 2019	154,000	10%	39%	June 3, 2020
	$1,836,500

Plan of operation and future funding requirements

Our plan of operations is to operate our Health Services division and continue to invest in our cloud-based online personal medical information and record archiving system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system.

We intend to market the HealthLynked Network via telesales force targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with online medical supplies retailer MedOffice Direct, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be physician telesales through the use of telesales representatives whom we will hire as access to capital allows. In combination with our telesales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members.

If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

The capital from the July 2018 Private Placement was raised for the purpose of technology enhancement, sales and marketing initiatives and for our planned acquisition strategy. Beginning in the fourth quarter of 2018 and first quarter of 2019, we planned to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. We expect to initially target practices in Florida with at least $1 million in annual revenue and that demonstrate at least three current consecutive years of strong profitability. On April 12, 2019, the Company completed its first such acquisition, acquiring HCFM for (i) $500,000 in cash, (ii) 3,968,254 shares of the Corporation’s common stock, and (iii) “earn-out” payments in the aggregate amount of $500,000 to be paid over three (3) years, subject to certain revenue and profit targets. HCFM is a functional medicine practice focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis along with other treatments aimed at improving health and slowing aging, including hormones, thyroid, weight loss, wellness and prevention. During the year ended December 31, 2018 (the last full fiscal year prior to the acquisition), HCFM’s revenue was $3,023,344 and net income was $290,955.

Currently, we are focusing on acquiring profitable Accountable Care Organizations (“ACOs”) with a concentration on physician-based ACOs in Florida, the Southeast, Texas, New York and Michigan. ACOs’ objectives are to reduce patients’ healthcare costs while improving their health. Our initial targets are physician-based Florida Medicare ACOs. Profitable ACOs have shared savings, which are payments made by the Medicare governing body, called the Center for Medicare & Medicaid Services (“CMS”), to ACOs whose Medicare patients have aggregate total savings over the regional threshold for all Medicare patients in the territory and that meet CMS’ quality standards. Given HealthLynked’s goal to improve healthcare and reduce healthcare costs for all patients, we anticipate that the ACO acquisition model can help us expand both physician and patient utilization of the HealthLynked Network while continuing to add incremental revenue and profit from to our health services and ACO segments.

We plan to raise additional capital to fund our acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2019. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and all of Iconic Holdings LLC convertible notes payable with an aggregate face value of $1,068,000 mature on December 31, 2019.

We intend that the cost of implementing our development and telesales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded by the cash received by us from the put rights associated with the Investment Agreement, new convertible notes payable and additional direct equity investments. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, additional sales of our equity, loans from outside parties and the conversion of such related party notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and June 30, 2019, our daily trading volume averaged approximately 121,000 shares per day. Based upon increases in our volume since the end of 2017, Iconic Holdings has increased our maximum amount to access on the equity line from $150,000 maximum to $300,000 maximum. We project that amounts available to us upon the exercise of the put rights granted to us under the Investment Agreement will be sufficient to meet our operational and other capital requirements.

Historical Cash Flows

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(1,155,793)	$(1,222,947)
Investing Activities	(469,302)	(201)
Financing activities	1,615,056	1,211,369
Net increase (decrease) in cash	$(10,039)	$(11,779)

Operating Activities – During the six months ended June 30, 2019, we used cash from operating activities of $1,155,793, as compared with $1,222,947 in the same period of 2018. The slight increase in cash usage results from an increase in professional and other overhead costs associated with preparing for product launch and the acquisition of NCFM in 2019, offset by positive cash flow from operations of $128,323 generated by NCFM after the acquisition and through June 30, 2019.

Investing Activities – During the six months ended June 30, 2019, we used $465,000 for the acquisition of HCFM (net of $35,000 cash received). Capital expenditures of $4,302 in the six months ended June 30, 2019 and $201 in the six months ended June 30, 2018 are comprised of computer equipment and furniture.

Financing Activities – During the six months ended June 30, 2019, we realized $994,272 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $1,025,000 net proceeds from the issuance of convertible notes. During the six months ended June 30, 2018, we realized $805,500 net proceeds from the issuance of convertible notes, $645,503 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $101,450 proceeds from related party loans, and $73,500 from notes payable, while making repayments of $284,682 against convertible notes, $113,257 against notes payable, $9,000 against related party loans and $7,645 on capital lease obligations.

Exercise of Warrants and Options

During the six months ended June 30, 2019, we generated proceeds of $200 from the exercise of 2,000,000 warrants.

Other Outstanding Obligations

Warrants

As of June 30, 2019, 43,783,874 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of June 30, 2019, 4,036,750 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (July through December)	$174,091	$9,174	$183,265
2020	234,891	4,587	239,478
2021	75,019	—	75,019
2022	28,443	—	28,443
2023	—	—	—
Total lease payments	512,444	13,761	526,205
Less interest	(93,618)	(621)	(94,239)
Present value of lease liabilities	$418,826	$13,140	$431,966

Operating lease commitments relate to four leases in Naples, Florida. First, the Company entered into an operating lease for its main office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company leases on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL for its Digital Healthcare segment. Monthly rent is approximately $3,300. Fourth, NCFM leases its office in Naples, Florida. The lease commenced on April 5, 2019 and expires May 30, 2022. The lease is for an approximately 3,700 square-foot space. The base rent for the first full year of the lease term is $66,825 per annum with increases during the remaining lease period.

Financing lease commitments are comprised of a capital equipment finance lease for Ultrasound equipment with Everbank. There was no interest on this lease. The monthly payment is $1,529 for 60 months ending in March 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 12, 2019, we issued 3,968,254 shares to the seller as partial consideration for our acquisition of HCFM.

On April 16, we issued 50,000 common shares to accredited investors as an inducement to enter into convertible promissory note transactions.

On May 9, 2019, we issued 30,000 common shares to a third-party consultant as partial compensation for professional services.

During May and June 2019, we issued 740,002 common shares to a convertible note holder upon conversion of outstanding principal by the note holder.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Securities Purchase Agreement with Morningview Financial LLC dated January 2, 2018 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.2	Convertible Promissory Note with Morningview Financial LLC dated January 2, 2018 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.3	Securities Purchase Agreement with Auctus Fund LLC dated February 2, 2018 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.4	Convertible Promissory Note with Auctus Fund LLC dated February 2, 2018 (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.6	Securities Purchase Agreement with EMA Financial LLC dated February 13, 2018 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.7	Convertible Promissory Note with EMA Financial LLC dated February 13, 2018 (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.8	Form of Warrant Agreement issued to Dr. Michael Dent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018)
10.9	Securities Purchase Agreement with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.10	Convertible Promissory Note with LG Capital Funding LLC dated March 5, 2018 (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2018)
10.11	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated January 14, 2019 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.12	Form of Convertible Promissory Note with BHP Capital NY Inc. dated January 14, 2019 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.13	Agreement and Plan of Merger, dated January 15, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.14	Press Release, dated January 22, 2019 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.15	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated January 24, 2019 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.16	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated January 24, 2019 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.17	First Amendment to Agreement and Plan of Merger, dated April 12, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2019)
10.18	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 3, 2019 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.19	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 3, 2019 (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.20	Form of Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital LLC dated April 11, 2019 (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.21	Form of Convertible Promissory Note with BHP Capital NY Inc. dated April 11, 2019 (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.22	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated April 11, 2019 (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.23	Form of Convertible Promissory Note with Iconic Holdings LLC dated April 15, 2019 (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)

Exhibit No.	Exhibit Description
10.24	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 7, 2019 (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.25	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 7, 2019 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.26*	Form of Securities Purchase Agreement with Morningview Financial LLC dated June 3, 2019
10.27*	Form of Convertible Promissory Note with Morningview Financial LLC dated June 3, 2019
10.28*	Form of Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital LLC dated July 11, 2019
10.29*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated July 11, 2019
10.30*	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated July 11, 2019
10.31*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated July 16, 2019
10.32*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated July 16, 2019
10.33*	Form of Securities Purchase Agreement with GS Capital Partners LLC dated July 18, 2019
10.34*	Form of Convertible Promissory Note with GS Capital Partners LLC dated July 18, 2019
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
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

Dated: August 14, 2019

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)