Form 10-Q
period 2019-09-30
HealthLynked Corp
filed 2019-11-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 11, 2019, there were 106,206,110 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash	$102,412	$135,778
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of September 30, 2019 and December 31, 2018, respectively	119,928	114,884
Inventory	105,955	---
Prepaid expenses	55,745	28,542
Deferred offering costs	32,005	96,022
Total Current Assets	416,045	375,226

Property, plant and equipment, net of accumulated depreciation of $726,342 and $752,173 as of September 30, 2019 and December 31, 2018, respectively	536,762	42,597
Goodwill and intangible assets, net of accumulated amortization of $3,842 and $0 as of September 30, 2019 and December 31, 2018, respectively	1,339,024	---
ROU lease assets and deposits	369,012	9,540

Total Assets	$2,660,843	$427,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$686,830	$394,333
Capital lease, current portion	---	19,877
Lease liability, current portion	266,510	---
Due to related party, current portion	478,939	429,717
Notes payable to related party, current portion	690,572	672,471
Convertible notes payable, net of original issue discount and debt discount of $803,316 and $386,473 as of September 30, 2019 and December 31, 2018, respectively	1,525,436	1,042,314
Contingent acquisition consideration	500,000	---
Derivative financial instruments	826,660	800,440
Total Current Liabilities	4,974,947	3,359,152

Long-Term Liabilities
Capital leases, long-term portion	---	3,058
Lease liability, long term portion	91,996	---

Total Liabilities	5,066,943	3,362,210

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 103,589,115 and 85,178,902 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10,359	8,518
Common stock issuable, $0.0001 par value; 596,404 and 114,080 shares as of September 30, 2019 and December 31, 2018, respectively	116,803	26,137
Additional paid-in capital	11,033,364	7,531,553
Accumulated deficit	(13,566,626)	(10,501,055)
Total Shareholders’ Deficit	(2,406,100)	(2,934,847)

Total Liabilities and Shareholders’ Deficit	$2,660,843	$427,363

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Patient service revenue, net	$1,172,561	$539,625	$2,845,941	$1,751,584

Cost of services	287,274	---	608,877	---

Gross profit	885,287	539,625	2,237,064	1,751,584

Operating Expenses
Salaries and benefits	787,377	603,510	2,084,420	1,782,509
General and administrative	888,621	896,754	2,441,427	2,024,165
Depreciation and amortization	24,980	5,744	48,345	17,802
Total Operating Expenses	1,700,978	1,506,008	4,574,192	3,824,476

Loss from operations	(815,691)	(966,383)	(2,337,128)	(2,072,892)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	4,904	(66,469)	(62,459)	(374,828)
Change in fair value of debt	(28,885)	(22,101)	(88,991)	(105,499)
Financing cost	(12,009)	(623,216)	(133,244)	(1,063,721)
Amortization of original issue and debt discounts on notes payable and convertible notes	(362,728)	(234,584)	(841,725)	(633,982)
Change in fair value of derivative financial instrument	158,691	(238,330)	574,205	(200,165)
Interest expense	(69,562)	(58,655)	(176,229)	(150,008)
Total other expenses	(309,589)	(1,243,355)	(728,443)	(2,528,203)

Net loss before provision for income taxes	(1,125,280)	(2,209,738)	(3,065,571)	(4,601,095)

Provision for income taxes	---	---	---	---

Net loss	$(1,125,280)	$(2,209,738)	$(3,065,571)	$(4,601,095)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Fully diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)

Weighted average number of common shares:
Basic	102,644,860	79,323,131	96,603,087	76,757,809
Fully diluted	102,644,860	79,323,131	96,603,087	74,397,741

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at June 30, 2019	101,068,541	10,107	105,348	10,627,789	(12,441,346)	(1,698,102)

Sale of common stock	1,827,182	183	(9,418)	255,579	---	246,344
Shares issued with convertible notes payable	32,500	3	---	6,939	---	6,942
Conversion of convertible notes payable to common stock	330,892	33	---	63,626	---	63,659
Consultant fees payable with common shares and warrants	230,000	23	20,873	46,091	---	66,987
Shares and options issued pursuant to employee equity incentive plan	100,000	10	---	34,540	---	34,550
Repurchase of treasury stock	---	---	---	(1,200)	---	(1,200)
Net loss	---	---	---	---	(1,125,280)	(1,125,280)

Balance at September 30, 2019	103,589,115	10,359	116,803	11,033,364	(13,566,626)	(2,406,100)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

Acquisition of Hughes Center for Functional Medicine	3,968,254	397	---	999,603	---	1,000,000
Sale of common stock	5,657,113	566	25,000	1,060,400	---	1,085,966
Fair value of warrants allocated to proceeds of common stock	---	---	---	154,650	---	154,650
Shares issued with convertible notes payable	110,500	11	---	24,107	---	24,118
Fair value of warrants issued for professional services	---	---	---	54,257	---	54,257
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	225,323	---	225,323
Conversion of convertible notes payable to common stock	3,583,715	358	---	737,294	---	737,652
Consultant fees payable with common shares and warrants	530,000	53	65,666	92,451	---	158,170
Shares and options issued pursuant to employee equity incentive plan	349,063	35	---	155,147	---	155,182
Exercise of stock warrants	4,098,427	410	---	(210)	---	200
Exercise of stock options	113,141	11	---	(11)	---	---
Repurchase of treasury stock	---	---	---	(1,200)	---	(1,200)
Net loss	---	---	---	---	(3,065,571)	(3,065,571)

Balance at September 30, 2019	103,589,115	10,359	116,803	11,033,364	(13,566,626)	(2,406,100)

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at June 30, 2018	77,949,491	7,795	3,937	3,789,341	(7,096,587)	(3,295,514)

Sale of common stock	4,185,714	419	---	1,838,503	---	1,838,922
Sale of common stock initially allocated to derivative financial instruments	---	---	---	(1,774,298)	---	(1,774,298)
Fair value of warrants allocated to proceeds of common stock	---	---	---	35,767	---	35,767
Fair value of warrants issued to extend convertible notes payable	---	---	---	193,418	---	193,418
Fair value of warrants issued to retire convertible notes payable	---	---	---	143,014	---	143,014
Fair value of warrants issued for professional services	---	---	---	145,861	---	145,861
Derivative liabilities transferred to additional paid-in capital	---	---	---	2,783,372	---	2,783,372
Conversion of convertible notes payable to common stock	301,688	30	---	48,470	---	48,500
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares	---	---	---	36,056	---	36,056
Consultant fees payable with common shares and warrants	---	---	10,605	---	---	10,605
Shares and options issued pursuant to employee equity incentive plan	100,000	10	---	39,722	---	39,732
Net loss	---	---	---	---	(2,209,738)	(2,209,738)

Balance at September 30, 2018	82,536,893	8,254	14,542	7,279,226	(9,306,325)	(2,004,303)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	9,291,371	930	---	2,337,474	---	2,338,404
Sale of common stock initially allocated to derivative financial instruments	---	---	---	(1,774,298)	---	(1,774,298)
Fair value of warrants allocated to proceeds of common stock	---	---	---	181,788	---	181,788
Fair value of warrants issued to extend related party notes payable	---	---	---	337,467	---	337,467
Fair value of warrants issued to extend convertible notes payable	---	---	---	203,617	---	203,617
Fair value of warrants issued to retire convertible notes payable	---	---	---	143,014	---	143,014
Conversion of convertible notes payable to common stock	301,688	30	---	48,470	---	48,500
Derivative liabilities transferred to additional paid-in capital upon reset of warrant conversion features	---	---	---	2,783,372	---	2,783,372
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares	---	---	---	36,056	---	36,056
Fair value of warrants issued for professional services	---	---	---	260,986	---	260,986
Consultant fees payable with common shares and warrants	277,147	28	6,274	31,659	---	37,961
Shares and options issued pursuant to employee equity incentive plan	363,750	36	(8)	51,310	---	51,338
Net loss	---	---	---	---	(4,601,095)	(4,601,095)

Balance at September 30, 2018	82,536,893	8,254	14,542	7,279,226	(9,306,325)	(2,004,303)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,065,571)	$(4,601,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,345	17,802
Stock based compensation, including amortization of prepaid fees	431,626	353,967
Amortization of original issue discount and debt discount on convertible notes	841,725	633,982
Financing cost	133,244	1,063,721
Change in fair value of derivative financial instrument	(574,205)	200,165
Loss on extinguishment of debt	62,459	374,828
Change in fair value of debt	88,991	105,499
Changes in operating assets and liabilities:
Accounts receivable	(5,044)	(20,553)
Inventory	(33,841)	---
Prepaid expenses and deposits	(33,110)	31,617
ROU lease assets	206,485	---
Accounts payable and accrued expenses	322,254	(121,693)
Lease liability	(201,544)	---
Due to related party, current portion	49,252	51,662
Net cash used in operating activities	(1,728,934)	(1,910,098)

Cash Flows from Investing Activities
Acquisition of property and equipment	(10,056)	(201)
Acquisition, net of cash acquired	(465,000)	---
Net cash used in investing activities	(475,056)	(201)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,240,616	2,520,192
Proceeds from exercise of warrants	200	---
Proceeds from issuance of convertible notes	1,540,000	805,500
Repayment of convertible notes	(608,992)	(649,750)
Proceeds from related party loans	---	101,450
Repayment of related party loans	---	(9,000)
Proceeds from notes payable and bank loans	---	73,500
Repayment of notes payable and bank loans	---	(165,876)
Payments on capital leases	---	(12,232)
Repurchase and retirement of treasury stock	(1,200)	---
Net cash provided by financing activities	2,170,624	2,663,784

Net (decrease) increase in cash	(33,366)	753,485
Cash, beginning of period	135,778	50,006

Cash, end of period	$102,412	$803,491

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019		2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$23,573		$34,863
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable		$1,276,703		$1,246,005
Common stock issuable issued during period		$35		$64
Fair value of warrants issued for professional service		$54,257		$94,844
Conversion of convertible note payable to common shares		$737,652		$48,500
Fair value of common shares issued with convertible notes payable		$24,118	$	---
Cashless exercise of options and warrants		$221	$	---
Adoption of lease obligation and ROU asset		$560,050	$	---
Fair value of shares issued as acquisition consideration		$1,000,000	$	---
Value of contingent acquisition consideration		$500,000	$	---
Fair value of warrants issued to extend maturity date of convertible notes payable	$	---		$203,619
Fair value of warrants issued to extend related party notes payable	$	---		$337,466
Fair value of warrants issued to extinguish convertible notes payable	$	---		$143,014
Derivative liabilities written off with repayment of convertible notes payable		$390,434		$795,863
Derivative liabilities written off at end of warrant repricing period	$	---		$2,783,372
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares	$	---		$36,056
Fair value of warrants allocated to proceeds of fixed convertible notes payable		$225,323	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corp. (the “Company”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada setting the total number of authorized shares at 250,000,000 shares, which included up to 230,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares.

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

The Company also develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Patients complete a detailed online personal medical history including past surgical history, medications, allergies, and family history. Once this information is entered patients and their treating physicians are able to update the information as needed to provide a comprehensive medical history. Business activities surrounding the HealthLynked Network comprise the Company’s “Digital Healthcare” segment.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on April 1, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

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

SEPTEMBER 30, 2019

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 47% of total billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2019 and December 31, 2018, the Company’s gross accounts receivable were $254,625 and $244,956, respectively, and net accounts receivable were $119,928 and $114,884, respectively, based upon net reporting of accounts receivable. As of September 30, 2019 and December 31, 2018, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

Leases

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as ROU assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s condensed consolidated balance sheets.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Adoption of ASU 2016-02 had an impact of $353,565 and $358,506 on the Company’s assets and liabilities, respectively, and had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s unaudited condensed consolidated statements of cash flows.

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three and nine months ended September 30, 2019 or 2018.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of September 30, 2019 and December 31, 2018.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three or nine months ended September 30, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the three and nine months ended September 30, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2019 and 2018, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2019 and December 31, 2018, potentially dilutive securities were comprised of (i) 43,867,208 and 46,161,463 warrants outstanding, respectively, (ii) 4,036,750 and 3,707,996 stock options outstanding, respectively, (iii) 22,323,327 and 15,517,111 shares issuable upon conversion of convertible notes, respectively, and (iv) 363,750 and 540,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 13, Shareholders’ Deficit.

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of September 30, 2019, the Company had a working capital deficit of $4,558,902 and accumulated deficit $13,566,626. For the nine months ended September 30, 2019, the Company had a net loss of $3,065,571 and net cash used by operating activities of $1,728,934. Net cash used in investing activities was $475,056, comprised principally of the cash portion of paid for the acquisition of NCFM totaling $465,000 (net of cash acquired). Net cash provided by financing activities was $2,170,624, resulting principally from $1,540,000 net proceeds from the issuance of convertible notes and $1,240,616 proceeds from the sale of common stock.

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

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

During July 2016, the Company entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of Company common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by the Company pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of the Company’s common shares for the ten consecutive trading days prior to the put notice being issued. During the nine months ended September 30, 2019, the Company received $825,616 from the proceeds of the sale of 4,273,779 shares pursuant to the Investment Agreement.

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

Cash	$500,000
Common Stock (3,968,254 shares)	1,000,000
Earn Out Agreement	500,000

Fair Value of Total Consideration	$2,000,000

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

SEPTEMBER 30, 2019

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

The amounts of revenue and net income of HCFM included in the Company’s consolidated income statement from the acquisition date to the period ending September 30, 2019 are as follows:

Revenue	$1,376,028
Net income	$130,675

The following represents the pro forma consolidated income statement as if HCFM had been included in the consolidated results of the Company for the entire nine-month periods ending September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

Revenue	$3,741,591	$4,100,150
Net loss	(2,994,648)	(4,342,975)

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

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 5 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES (CONTINUED)

This fair value of the warrants described above was recorded as a deferred offering cost and is being amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the three months ended September 30, 2019 and 2018, the Company recognized $12,802 and $12,802, respectively, in general and administrative expense related to the cost of the warrants. During the nine months ended September 30, 2019 and 2018, the Company recognized $38,406 and $38,406, respectively, in general and administrative expense related to the cost of the warrants.

Prepaid Expenses

On December 6, 2018, the Company granted additional three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $35,462, with the following assumptions: risk-free interest rate of 2.76%, expected life of 3 years, volatility of 285.22%, and expected dividend yield of zero. The Company recognized no expense in the three months ended September 30, 2019 and 2018 and $25,611 and $-0- in the nine months ended September 30, 2019 and 2018, respectively, to general and administrative expense related to the cost of the warrants.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018

Capital lease equipment	$251,752	$343,492
Medical equipment	482,229	---
Telephone equipment	12,308	12,308
Furniture, transport and office equipment	516,815	438,970

Total property, plant and equipment	1,263,104	794,770
Less: accumulated depreciation	(726,342)	(752,173)

Property, plant and equipment, net	$536,762	$42,597

Depreciation expense during the three months ended September 30, 2019 and 2018 was $22,913 and $5,744, respectively. Depreciation expense during the nine months ended September 30, 2019 and 2018 was $44,503 and $17,802, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018

Medical database	$1,230,000	$	---
Website	41,000		---

Total intangible assets	1,271,000		---
Less: accumulated amortization	(3,842)		---

Intangible assets, net	1,267,158
Plus: goodwill	71,866

Goodwill and intangible assets, net	$1,339,024	$	---

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

Amortization expense in the three and nine months ended September 30, 2019 was $2,067 and $3,842, respectively. No amortization expense was recognized in the three and nine months ended September 30, 2018. No impairment charges were recognized related to goodwill and intangible assets in the nine months ended September 30, 2019 or 2018.

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of September 30, 2019 and December 31, 2018 were comprised of the following:

	September 30,	December 31,
	2019	2018
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	178,339	129,117
Total due to related party	478,939	429,717

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	$690,572	$672,471

Notes Payable to Dr. Michael Dent

Prior to August 2014, NWC was owned and controlled by the Company’s Chief Executive Officer, Dr. Michael Dent (“DMD”). DMD first provided an up to $175,000 unsecured note payable to the Company with a 0% interest rate. During 2013 the limit on the unsecured Note Payable was increased up to $500,000 and during 2014 it was increased to $750,000 with a maturity date of December 31, 2017. All principal and interest is due at maturity of the $750k DMD Note on December 31, 2019. Interest accrued on the $750k DMD Note as of September 30, 2019 and December 31, 2018 was $83,467 and $66,859, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

The carrying values of notes payable to Dr. Michael Dent as of September 30, 2019 and December 31, 2018 were as follows:

		Interest	September 30,		December 31,
Inception Date	Maturity Date	Rate	2019		2018
January 12, 2017	December 31, 2019	10%	$44,186	*	$40,560	*
January 18, 2017	December 31, 2019	10%	25,217	*	23,165	*
January 24, 2017	December 31, 2019	10%	62,962	*	57,839	*
February 9, 2017	December 31, 2019	10%	37,650	*	34,586	*
April 20, 2017	December 31, 2019	10%	12,363	*	11,357	*
June 15, 2017	December 31, 2019	10%	39,694	*	36,464	*
August 17, 2017	December 31, 2019	10%	20,000		20,000
August 24, 2017	December 31, 2019	10%	37,500		37,500
September 7, 2017	December 31, 2019	10%	35,000		35,000
September 21, 2017	December 31, 2019	10%	26,500		26,500
September 29, 2017	December 31, 2019	10%	12,000		12,000
December 21, 2017	December 31, 2019	10%	14,000		14,000
January 8, 2018	December 31, 2019	10%	75,000		75,000
January 11, 2018	December 31, 2019	10%	9,000		9,000
January 26, 2018	December 31, 2019	10%	17,450		17,450
January 3, 2014	December 31, 2019	10%	222,050		222,050

			$690,572		$672,471

* Denotes that note payable is carried at fair value

On July 18, 2018, in connection with a $2,000,000 private placement by a third-party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019. Interest accrued on the above unsecured promissory notes as of September 30, 2019 and December 31, 2018 was $94,902 and $62,258, respectively.

On February 12, 2018, the Company issued a warrant to purchase 6,678,462 shares of common stock to DMD as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to Power-up Lending Group Ltd. before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The warrant is immediately exercisable at an exercise price of $0.065 per share, subject to adjustment, and expires five years after the date of issuance. The fair value of the warrants was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2018, DMD agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments. The change in fair value of the reissued debt instruments subsequent to the reissuance date, which is included on the statement of operations in “Change in fair value of debt,” was $5,986 and $821 in the three months ended September 30, 2019 and 2018, respectively, and $18,070 and $8,802 in the nine months ended September 30, 2019 and 2018, respectively,

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the three months ended September 30, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $6,120, respectively, pursuant to this agreement. During the nine months ended September 30, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $18,360, respectively, pursuant to this agreement.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During the nine months ended September 30, 2019 and 2018, the Company recognized general and administrative expense in the amount of $-0- and $12,500, respectively, pursuant to this agreement. No expense was recognized during the three months ended September 30, 2019 and 2018. On July 1, 2018 the Company and MOD signed a marketing and service agreement pursuant to which the Company will include MOD offering as part of its product offering to physicians and the Company will receive 8% of revenue for new sales related to MOD products sold through the HealthLynked Network.

NOTE 9 – LEASES

The Company has two operating leases for office space and equipment that expire in July 2020 and a separate operating lease for office space that expires in May 2022. The Company’s weighted-average remaining lease term relating to its operating leases is 1.5 years, with a weighted-average discount rate of 17.96%.

The Company is also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 and expiring in March 2020. The Company’s weighted-average remaining lease term relating to its financing lease is 0.5 years, with a weighted-average discount rate of 9.38%. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2019:

	As of September 30, 2019
	Operating	Financing	Total
	Leases	Leases	Leases
Lease assets	$344,704	$8,861	$353,565

Lease liabilities
Lease liabilities (short term)	$257,649	$8,861	$266,510
Lease liabilities (long term)	91,996	0	91,996
Total lease liabilities	$349,645	$8,861	$358,506

The Company incurred lease expense of $90,160 for the three months ended September 30, 2019, of which $85,573 related to operating leases and $4,587 related to financing leases. The Company incurred lease expense of $253,735 for the nine months ended September 30, 2019, of which $239,974 related to operating leases and $13,761 related to financing leases.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 9 – LEASES (CONTINUED)

Maturities of operating and capital lease liabilities were as follows as of September 30, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (October through December)	$87,328	$4,587	$91,915
2020	234,892	4,587	239,479
2021	75,019	---	75,019
2022	28,443	---	28,443
2023	---	---	---
Total lease payments	425,682	9,174	434,856
Less interest	(76,037)	(313)	(76,350)
Present value of lease liabilities	$349,645	$8,861	$358,506

NOTE 10 – NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with Power Up Lending Group, Ltd. (the “PULG”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December MCA”). The Company was required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000, which was scheduled for June 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. The December MCA was repaid on June 1, 2018. The Company made installment payments of $-0- and $-0-, respectively, during the three months ended September 30, 2019 and 2018 and $-0- and $89,048, respectively, during the nine months ended September 30, 2019 and 2018. The Company recognized amortization of the discount in the amount of $-0- and $-0- in the three months ended September 30, 2019 and 2018, respectively and $-0- and $26,881 in the nine months ended September 30, 2019 and 2018, respectively, including $2,267 recognized to amortize the remaining discount at retirement in June 2018.

On June 1, 2018, the Company entered into a new MCA with PULG pursuant to which the Company received an advance of $75,000 before closing fees. The Company was required to repay the advance at the rate of $4,048 per week until the balance of $102,000 was repaid, which was scheduled for November 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The December 2018 MCA was repaid in full in November 2018. During the three and nine months ended September 30, 2018, the Company recognized amortization of the discount in the amount of $14,820 and $19,380, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2019 and December 31, 2018 are comprised of the following:

	September 30,		December 31,
	2019		2018

$550k Note - July 2016	$647,520	*	$594,813
$50k Note - July 2016	65,655	*	60,312
$111k Note - May 2017	136,280	*	125,190
$171.5k Note - October 2017	---		186,472
$103k Note I - October 2018	---		103,000
$103k Note II - November 2018	---		103,000
$153k Note - November 2018	---		153,000
$103k Note III - December 2018	---		103,000
$103k Note III - April 2019	103,000		---
$209k Notes - April 2019	209,000		---
$357.5k Note - April 2019	357,500		---
$103k Note IV - May 2019	103,000		---
$154k Note - June 2019	154,000		---
$136k Notes - July 2019	135,850		---
$78k Note III - July 2019	78,000		---
$230k Note - July 2019	230,000		---
$108.9k Note - August 2019	108,947		---
	2,328,752		1,428,787
Less: unamortized discount	(803,316)		(386,473)
Convertible notes payable, net of original issue discount and debt discount	$1,525,436		$1,042,314

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization expense recognized on each convertible note outstanding during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Amortization of Debt Discount
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

$111k Note - May 2017	$	---	$	---	$	---	$6,931
$53k Note - July 2017		---		---		---	1,520
$35k Note - September 2017		---		---		---	7,972
$55k Note - September 2017		---		---		---	10,849
$53k Note II - October 2017		---		---		---	20,443
$171.5k Note - October 2017		---		43,345		---	128,625
$57.8k Note - January 2018		---		8,914		---	37,235
$112.8k Note - February 2018		---		11,738		---	57,456
$83k Note - February 2018		---		10,688		---	41,841
$105k Note - March 2018		---		17,548		---	51,205
$63k Note I - April 2018		---		20,125		---	39,594
$57.8k Note II - April 2018		---		14,556		---	26,423
$90k Note - April 2018		---		13,562		---	31,562
$53k Note III - April 2018		---		16,990		---	30,470
$68.3k Note - May 2018		---		17,156		---	27,971
$37k Note - May 2018		---		9,326		---	14,800
$63k Note II - May 2018		---		15,967		---	24,992
$78.8k Note - May 2018		---		19,849		---	27,832
$103k Note I - October 2018		---		---		33,972	---
$103k Note II - November 2018		---		---		44,952	---
$153k Note - November 2018		1,733		---		91,451	---
$103k Note III - December 2018		---		---		42,611	---
$78k Note I - January 2019		4,286		---		52,000	---
$78k Note II - January 2019		6,346		---		47,858	---
$103k Note III - April 2019		28,628		---		56,012	---
$104.5k Note - April 2019		52,536		---		98,219	---
$357.5k Note - April 2019		91,230		---		166,593	---
$103k Note IV - May 2019		31,906		---		50,633	---
$154k Note - June 2019		38,710		---		50,071	---
$67.9k Note - July 2019		32,554		---		32,554	---
$78k Note III - July 2019		20,512		---		20,512	---
$230k Note - July 2019		46,502		---		46,503	---
$108.9k Note - August 2019		7,784		---		7,784	---

		$362,727		$219,764		$841,725	$587,721

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of September 30, 2019 and December 31, 2018 are comprised of the following:

	Unamortized Discount as of
	September 30,	December 31,
	2019	2018

$103k Note I - October 2018	$ ---	$76,256
$103k Note II - November 2018	---	85,656
$153k Note - November 2018	---	129,462
$103k Note III - December 2018	---	95,099
$103k Note III - April 2019	46,988	---
$104.5k Note - April 2019	110,781	---
$357.5k Note - April 2019	91,230	---
$103k Note IV - May 2019	52,367	---
$154k Note - June 2019	103,929	---
$67.9k Note - July 2019	77,970	---
$78k Note III - July 2019	57,488	---
$230k Note - July 2019	183,497	---
$108.9k Note - August 2019	79,066	---

	$803,316	$386,473

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense recognized on each convertible note outstanding during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

$550k Note - July 2016	$8,318	$8,318	$24,682	$24,773
$50k Note - July 2016	1,260	1,260	3,740	3,753
$111k Note - May 2017	4,168	4,168	12,369	12,367
$53k Note - July 2017	---	---	---	116
$35k Note - September 2017	---	---	---	614
$55k Note - September 2017	---	---	---	1,085
$53k Note II - October 2017	---	---	---	1,568
$171.5k Note - October 2017	---	4,323	1,785	12,827
$57.8k Note - January 2018	---	895	---	3,727
$112.8k Note - February 2018	---	1,174	---	5,746
$83k Note - February 2018	---	1,069	---	4,184
$105k Note - March 2018	---	1,755	---	5,121
$63k Note I - April 2018	---	1,588	---	3,124
$57.8k Note II - April 2018	---	1,456	---	2,642
$90k Note - April 2018	---	1,356	---	3,156
$53k Note III - April 2018	---	1,336	---	2,396
$68.3k Note - May 2018	---	1,720	---	2,805
$37k Note - May 2018	---	933	---	1,480
$63k Note II - May 2018	---	1,588	---	2,485
$78.8k Note - May 2018	---	1,985	---	2,783
$103k Note I - October 2018	---	---	2,653	---
$103k Note II - November 2018	---	---	3,584	---
$153k Note - November 2018	---	---	6,710	---
$103k Note III - December 2018	---	---	4,261	---
$78k Note I - January 2019	321	---	3,889	---
$78k Note II - January 2019	513	---	3,868	---
$103k Note III - April 2019	2,596	---	5,079	---
$104.5k Note - April 2019	5,268	---	9,848	---
$357.5k Note - April 2019	12,650	---	23,100	---
$103k Note IV - May 2019	2,596	---	4,120	---
$154k Note - June 2019	3,882	---	5,021	---
$67.9k Note - July 2019	3,014	---	3,014	---
$78k Note III - July 2019	1,624	---	1,624	---
$230k Note - July 2019	4,663	---	4,663	---
$108.9k Note - August 2019	992	---	992	---

	$51,865	$34,924	$125,002	$96,752

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three and nine months ended September 30, 2019 and 2018 on such instruments were as follows:

	Change in Fair Value of Debt		Change in Fair Value of Debt		Fair Value of Debt as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018

$550k Note - July 2016	$17,455	$(35,754)	$52,708	$26,654	$647,520	$594,813
$50k Note - July 2016	1,770	(1,300)	5,343	8,471	65,655	60,312
$111k Note - May 2017	3,674	(1,685)	11,089	10,368	136,280	125,190
$171.5k Note - October 2017	---	---	1,781	---	---	186,472

	$22,899	$(38,739)	$70,921	$45,493	$849,455	$966,787

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Convertible Notes Payable ($90,000) – April 2018

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $90,000 convertible note (the “$90k Note”). On August 24, 2018, the Company prepaid the balance on the $90k Note, including accrued interest, for a one-time cash payment of $119,240. The Company recognized a gain on debt extinguishment in the third quarter of 2018 in connection with the repayment, as follows:

Face value of convertible note payable retired	$90,000
Carrying value of derivative financial instruments arising from ECF	123,030
Accrued interest	3,156
Less cash repayment	(119,240)
Less carrying value of debt discount at extinguishment	(58,438)

Gain on extinguishment of debt	$38,508

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Convertible Notes Payable ($103,000) – October 2018

On October 18, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note I”). On April 4, 2019, the Company prepaid the balance on the $103k Note I, including accrued interest, for a one-time cash payment of $134,500. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$103,000
Carrying value of derivative financial instruments arising from ECF	97,212
Accrued interest	4,741
Less cash repayment	(134,500)
Less carrying value of debt discount at extinguishment	(42,284)

Gain on extinguishment of debt	$28,169

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($103,000) – November 2018

On November 12, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note II”). On May 7, 2019, the Company prepaid the balance on the $103k Note II, including accrued interest, for a one-time cash payment of $134,888. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$103,000
Carrying value of derivative financial instruments arising from ECF	91,446
Accrued interest	4,967
Less cash repayment	(134,888)
Less carrying value of debt discount at extinguishment	(40,704)

Gain on extinguishment of debt	$23,821

Convertible Notes Payable ($153,000) – November 2018

On November 19, 2018, the Company entered into a securities purchase agreement for the sale of a $153,000 convertible note (the “$153k Note”). The $153k Note included $3,000 fees for net proceeds of $150,000. The $153k Note has an interest rate of 10% and a default interest rate of 22% and matures on August 19, 2019. The $153k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due. During nine months ended September 30, 2019, the holder of the $153k Note converted the full principal in the amount of $153,000 and $8,768 of accrued interest into 1,070,894 shares of Company common stock.

Convertible Notes Payable ($103,000) – December 2018

On December 3, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). On May 31, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,029. The Company recognized a gain on debt extinguishment in the nine months ended September 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$103,000
Carrying value of derivative financial instruments arising from ECF	99,911
Accrued interest	5,051
Less cash repayment	(135,029)
Less carrying value of debt discount at extinguishment	(52,488)

Gain on extinguishment of debt	$20,445

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($78,000) – January 2019

On January 14, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note”). On July 15, 2019, the Company prepaid the balance on the $78k Note, including accrued interest, for a one-time cash payment of $102,321. The Company recognized a loss on debt extinguishment in the three and nine months ended September 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$78,000
Carrying value of derivative financial instruments arising from ECF	40,174
Accrued interest	3,889
Less cash repayment	(102,321)
Less carrying value of debt discount at extinguishment	(26,000)

Gain (loss) on extinguishment of debt	$(6,258)

Convertible Notes Payable ($78,000) – January 2019

On January 24, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note II”). On July 24, 2019, the Company prepaid the balance on the $78k Note II, including accrued interest, for a one-time cash payment of $102,255. The Company recognized a gain on debt extinguishment in the three and nine months ended September 30, 2019 in connection with the repayment, as follows:

Face value of convertible note payable retired	$78,000
Carrying value of derivative financial instruments arising from ECF	61,691
Accrued interest	3,868
Less cash repayment	(102,255)
Less carrying value of debt discount at extinguishment	(30,142)

Gain on extinguishment of debt	$11,162

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

SEPTEMBER 30, 2019

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

Embedded conversion feature	$126,313
Original issue discount and fees	3,000
Financing cost	(26,313)
Convertible note	---

Gross proceeds	$103,000

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

Embedded conversion feature	$205,516
Original issue discount and fees	9,000
Fair value of shares recorded to equity	12,500
Financing cost	(18,016)
Convertible note	---

Gross proceeds	$209,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Embedded conversion feature	$115,729
Original issue discount and fees	3,000
Financing cost	(15,729)
Convertible note	---

Gross proceeds	$103,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Embedded conversion feature	$177,273
Original issue discount and fees	4,000
Financing cost	(27,273)
Convertible note	---

Gross proceeds	$154,000

Convertible Notes Payable ($136,000) – July 2019

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

The fair value of the ECF was calculated using the Black-Scholes pricing model at $97,732 with the following assumptions: risk-free interest rate of 1.97%, expected life of 0.75 years, volatility of 140.57%, and expected dividend yield of zero. In connection with the $136k Notes, the Company also issued to the holders 32,500 shares of Company common stock valued at $6,942, which was recorded to equity. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$97,732
Original issue discount and fees	5,850
Fair value of shares recorded to equity	6,942
Convertible note	25,326

Gross proceeds	$135,850

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($78,000) – July 2019

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

The fair value of the ECF of the $78k Note III was calculated using the Black-Scholes pricing model at $76,763 with the following assumptions: risk-free interest rate of 2.00%, expected life of 0.79 years, volatility of 140.36%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $76,763 over the net proceeds from the note of $75,000, for a net charge of $1,763. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$76,763
Original issue discount and fees	3,000
Financing cost	(1,763)
Convertible note	---

Gross proceeds	$78,000

Convertible Notes Payable ($230,000) – July 2019

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

The fair value of the ECF of the $230k Note was calculated using the Black-Scholes pricing model at $220,246 with the following assumptions: risk-free interest rate of 1.90%, expected life of 1.00 year, volatility of 140.13%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $220,246 over the net proceeds from the note of $210,000, for a net charge of $10,246. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$220,246
Original issue discount and fees	20,000
Financing cost	(10,246)
Convertible note	---

Gross proceeds	$230,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($108,947) – August 2019

On August 26, 2019, the Company entered into securities purchase agreements for the sale of a convertible note with a face value of $108,947 (the “$108.9k Note”). The $108.9k Note included $8,947 fees and discounts for net proceeds to the Company of $100,000. The $108.9k Note has an interest rate of 10% and a default interest rate of 22%, matures on August 26, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $108.9k Note was calculated using the Black-Scholes pricing model at $77,904 with the following assumptions: risk-free interest rate of 1.75%, expected life of 1.00 year, volatility of 130.74%, and expected dividend yield of zero. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$82,004
Original issue discount and fees	8,947
Convertible note	17,996

Gross proceeds	$108,947

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

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2019 and 2018 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Balance, beginning of period	$632,605	$1,389,689	$800,440	$398,489
Inception of derivative financial instruments	472,644	2,397,516	1,276,703	3,643,520
Change in fair value of derivative financial instruments	(158,691)	238,330	(574,205)	200,165
Conversion or extinguishment of derivative financial instruments	(119,898)	(3,416,784)	(676,278)	(3,633,423)

Balance, end of period	$826,660	$608,751	$826,660	$608,751

During the three months ended September 30, 2019, the holder of one convertible note converted principal of $43,000 and accrued interest of $8,768 into 330,892 common shares. During the nine months ended September 30, 2019, the holders of two convertible notes converted principal of $324,500 and accrued interest of $8,768 into 3,583,715 common shares. There were no conversions during the three or nine months ended September 30, 2018.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

During the nine months ended September 30, 2018, five convertible notes were repaid in full for cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.75% to 2.73%, expected life of .011 to 1.00 years, volatility of 119.04% to 293.97% and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

Other Sales of Common Stock

During the nine months ended September 30, 2018, the Company sold 3,534,891 shares of common stock in eight separate private placement transactions and received $417,500 in proceeds from the sales. In connection with the stock sales, the Company also issued 2,649 warrants to purchase shares of common stock with exercise prices between $0.15 and $0.45.

During the nine months ended September 30, 2019, the Company sold 1,550,001 shares of common stock in three separate private placement transactions and received $415,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 1,025,001 warrants to purchase shares of common stock with exercise prices between $0.25 and $0.50.

During nine months ended September 30, 2019 and 2018, the Company issued 4,273,779 and 1,856,480 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $825,616 and $328,003, respectively, in net proceeds from the draws.

Common Stock Issuable

As of September 30, 2019 and December 31, 2018, the Company was obligated to issue 429,737 and 114,080 shares of common stock, respectively, in exchange for professional services provided by two third party consultants. During the nine months ended September 30, 2019 and 2018, the Company recognized expense related to shares earned by the consultants of $65,666 and $37,961, respectively.

As of September 30, 2019 and December 31, 2018, the Company was obligated to issue 166,667 and -0- shares of common stock, respectively, for a stock subscription received in September 2019 for which shares were issued in October 2019.

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2019 and 2018 are summarized as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	46,161,463	$0.18	20,526,387	$0.23
Granted during the period	1,805,001	$0.35	9,960,403	$0.10
Exercised during the period	(4,099,256)	$0.00	---	$ ---
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	43,867,208	$0.20	30,486,790	$0.19

Exercisable at end of the period	43,867,208	$0.20	30,486,790	$0.19

Weighted average remaining life	3.0 years		4.0 years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2019:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	16,157,768	3.0	$0.07	16,157,768	$0.07
$0.10 to 0.24	14,520,441	3.3	$0.19	14,520,441	$0.19
$0.25 to 0.49	9,248,999	3.0	$0.29	9,248,999	$0.29
$0.50 to 1.00	3,940,000	2.4	$0.64	3,940,000	$0.64
$0.05 to 1.00	43,867,208	3.0	$0.21	43,867,208	$0.21

During the nine months ended September 30, 2019, the Company issued 1,805,001 warrants. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.66% to 2.52%, expected life of 3.00 to 5.00 years, volatility of 119.34% to 212.98%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the nine months ended September 30, 2019 was $477,097.

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the nine months ended September 30, 2019 and 2018:

	2019	2018
Outstanding at beginning of the period	1,738,750		1,498,750
Granted during the period	135,313		---
Terminated during the period	---		---
Outstanding at end of the period	1,874,063		1,498,750

Shares vested at period-end	1,510,313		1,058,750
Weighted average grant date fair value of shares granted during the period	$0.26	$	---
Aggregate grant date fair value of shares granted during the period	$12,805	$	---
Shares available for grant pursuant to EIP at period-end	9,592,868		11,496,934

Total stock-based compensation recognized for grants under the EIP was $10,534 and $11,369 during the three months ended September 30, 2019 and 2018, respectively, and $69,128 and $17,814 during the nine months ended September 30, 2019 and 2018. Total unrecognized stock compensation related to these grants was $71,850 as of September 30, 2019.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of non-vested shares issued pursuant to the EIP as of and for the nine months ended September 30, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	540,000	$0.16	628,750	$0.05
Granted	---	$ ---	---	$ ---
Vested	(176,250)	$0.16	(188,750)	$0.04
Forfeited	---	$ ---	---	$ ---
Nonvested at end of period	363,750	$0.16	440,000	$0.05

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the nine months ended September 30, 2019 and 2018:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,707,996	$0.18	2,349,996	$0.12
Granted during the period	1,078,750	$0.26	158,000	$0.11
Exercised during the period	(154,166)	$0.20	---	$ ---
Forfeited during the period	(595,830)	$0.20	---	$ ---
Outstanding at end of the period	4,036,750	$0.20	2,507,996	$0.12

Options exercisable at period-end	1,486,000		836,000
Weighted average remaining life (in years)	7.9		7.9
Weighted average grant date fair value of options granted during the period	$0.20		$0.09
Options available for grant at period-end	9,592,868		11,496,934

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2019:

Options Outstanding					Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
			Remaining	Average		Average
	Exercise	Number	Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (years)	Price	Exercisable	Price
$	--- to 0.10	1,733,000	6.3	$0.08	1,220,500	0.08
	$0.11 to 0.31	2,303,750	9.1	$0.29	265,500	0.31
	$0.08 to 0.31	4,036,750	7.9	$0.20	1,486,000	$0.12

Total stock-based compensation recognized related to option grants was $24,017 and $28,362 during the three months ended September 30, 2019 and 2018, respectively, and $86,054 and $33,524 during the nine months ended September 30, 2019 and 2018, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of non-vested options issued pursuant to the EIP as of and for the nine months ended September 30, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	2,332,413	$0.13	1,774,996	$0.03
Granted	1,078,750	$0.20	158,000	$0.09
Vested	(264,583)	$0.18	(261,000)	$0.02
Forfeited	(595,830)	$0.02	---	$ ---
Nonvested at end of period	2,550,750	$0.18	1,671,996	$0.03

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

Leases

Maturities of lease liabilities were as follows as of September 30, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (October through December)	$87,328	$4,587	$91,915
2020	234,892	4,587	239,479
2021	75,019	---	75,019
2022	28,443	---	28,443
2023	---	---	---
Total lease payments	425,682	9,174	434,856
Less interest	(76,037)	(313)	(76,350)
Present value of lease liabilities	$349,645	$8,861	$358,506

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 15 – SEGMENT REPORTING

The Company has two reportable segments: Health Services and Digital Healthcare. Health Services is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, and (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care. The Company’s Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
	Health Services		Digital Healthcare		Total	Health Services		Digital Healthcare		Total
Revenue
Patient service revenue, net		$1,172,561	$	---	$1,172,561		$539,625	$	---	$539,625
Cost of services		287,274		---	287,274		---		---	---
Gross profit		885,287		---	885,287		539,625		---	539,625

Operating Expenses
Salaries and benefits		627,992		159,385	787,377		347,346		256,164	603,510
General and administrative		313,481		575,140	888,621		214,442		682,312	896,754
Depreciation and amortization		24,385		595	24,980		5,289		455	5,744
Total Operating Expenses		965,858		735,120	1,700,978		567,077		938,931	1,506,008

Loss from operations		$(80,571)		$(735,120)	$(815,691)		$(27,452)		$(938,931)	$(966,383)

Other Segment Information
Interest expense		$5,165		$64,397	$69,562		$5,596		53,059	58,655
Loss on extinguishment of debt	$	---		$(4,904)	$(4,904)	$	---		66,469	66,469
Financing cost	$	---		$12,009	$12,009	$	---		623,216	623,216
Amortization of original issue and debt discounts on convertible notes	$	---		$362,728	$362,728	$	---		234,584	234,584
Change in fair value of debt		---		$28,885	$28,885		---		22,101	22,101
Change in fair value of derivative financial instruments	$	---		$(158,691)	$(158,691)	$	---		238,330	238,330

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Health Services		Digital Healthcare		Total	Health Services		Digital Healthcare		Total
Revenue
Patient service revenue, net		$2,845,941	$	---	$2,845,941		$1,751,584	$	---		$1,751,584
Cost of services		608,877		---	608,877		---		---		---
Gross profit		2,237,064		---	2,237,064		1,751,584		---		1,751,584

Operating Expenses
Salaries and benefits		1,573,278		511,142	2,084,420		1,099,356		683,153		1,782,509
General and administrative		862,864		1,578,563	2,441,427		630,901		1,393,264		2,024,165
Depreciation and amortization		46,561		1,784	48,345		16,438		1,364		17,802
Total Operating Expenses		2,482,703		2,091,489	4,574,192		1,746,695		2,077,781		3,824,476

Loss from operations		$(245,639)		$(2,091,489)	$(2,337,128)		$4,889		$(2,077,781)		$(2,072,892)

Other Segment Information
Interest expense		$17,010		$159,219	$176,229		$17,298		$132,710		$150,008
Loss on extinguishment of debt	$	---		$62,459	$62,459	$	---		$374,828		$374,828
Financing cost	$	---		$133,244	$133,244	$	---		$1,063,721		$1,063,721
Amortization of original issue and debt discounts on convertible notes	$	---		$841,725	$841,725	$	---		$633,982		$633,982
Change in fair value of debt	$	---		$88,991	$88,991	$	---		$105,499		$105,499
Change in fair value of derivative financial instruments	$	---		$(574,205)	$(574,205)	$	---		$200,165		$200,165

	September 30, 2019						December 31, 2018
Identifiable assets		$2,579,744		$81,099	$2,660,843		$184,912		$242,451		$427,363
Goodwill		$71,866	$	---	$71,866	$	---	$	---	$	---

The Digital Healthcare segment recognized revenue of $1,164 and $6,888 in the three months ended September 30, 2019 and 2018, respectively, and $5,075 and $13,776 in the nine months ended September 30, 2019 and 2018, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$849,455	$849,455
Notes payable to related party		---		---	216,086	216,086
Derivative financial instruments		---		---	826,660	826,660

Total	$	---	$	---	$1,892,201	$1,892,201

	As of December 31, 2018
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$780,315	$780,315
Notes payable to related party		---		---	203,971	203,971
Derivative financial instruments		---		---	800,440	800,440

Total	$	---	$	---	$1,784,726	$1,784,726

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Convertible notes payable	$(22,899)	$(21,280)	$(70,921)	$(96,698)
Notes payable to related party	(5,986)	(821)	(18,070)	(8,801)
Derivative financial instruments	158,691	(238,330)	574,205	(200,165)

Total	$129,806	$(260,431)	$485,214	$(305,664)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note V”). The $103k Note V included $3,000 fees for net proceeds of $100,000. The $103k Note V has an interest rate of 10% and a default interest rate of 22% and matures on August 15, 2020. The $103k Note V may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On October 1, 2019, the Company entered into a securities purchase agreement for the sale of a $142,500 convertible note (the “$142.5k Note”). The $142.5k Note included $7,500 fees for net proceeds of $135,000. The $142.5k Note has an interest rate of 10% and a default interest rate of 20% and matures on October 1, 2020. The $142.5k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default, 125% of the outstanding principal and any interest due amount shall be immediately due and the conversion price resets to a 49% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date.

On October 1, 2019, the Company repaid the $103k Note III, including accrued interest, for a total payment of $135,099.

On October 8, 2019, the Company issued 745,757 shares to the investor in the July 2018 Private Placement upon exercise of the same number of Series B Warrants held by the investor. The Company received cash proceeds of $75.

On October 14, 2019, the holders of the $209k Notes agreed to forbear their right to convert such notes until October 31, 2019. The conversion right became effective as of October 11, 2019. In exchange for the conversion forbearance, the Company incurred fees of $65,550, which were added to the principal of the $209k Notes that are scheduled to mature on April 11, 2020.

On October 22, 2019 and November 1, 2019, the holder of one of the $209k Notes with a principal of $104,500 converted principal of $104,500 and accrued interest of $5,768 in exchange for a total of 1,176,189 shares of Company common stock.

On October 29, 2019, the Company received $62,294 from a put under the Investment Agreement in exchange for the issuance of 411,565 shares.

On October 30, 2019, the Company entered into a securities purchase agreement for the sale of a $108,947 convertible note (the “$108.9k Note II”). The $108.9k Note II included $8,947 fees and discounts for net proceeds to the Company of $100,000. The $108.9k Note II has an interest rate of 10% and a default interest rate of 22%, matures on October 30, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On October 30, 2019, the Company entered into a securities purchase agreement for the sale of a $128,500 convertible note (the “$128.5k Note”). The $128.5k Note included $3,500 fees for net proceeds of $125,000. The $128.5k Note has an interest rate of 10% and a default interest rate of 18% and matures on October 30, 2020. The $128.5k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On October 31, 2019, the Company repaid in full one of the $209k Notes with a principal of $104,500, plus accrued interest and forbearance fees, for a total payment of $142,500.

On November 5, 2019, the Company repaid the $103k Note IV, including accrued interest, for a total payment of $133,900.

On November 6, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note VI”). The $103k Note VI included $3,000 fees for net proceeds of $100,000. The $103k Note VI has an interest rate of 10% and a default interest rate of 22% and matures on August 15, 2020. The $103k Note VI may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See “Leases” below for additional discussion of the impact on our financial statements and related disclosures.

Effective January 1, 2019, we adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of this guidance did not materially impact our financial statements and related disclosures.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of September 30, 2019 and December 31, 2018.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the nine months ended September 30, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the nine months ended September 30, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 13 to our unaudited consolidated financial statements attached to this Form 10-Q.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard but provide clarity and implementation guidance. We adopted this standard on January 1, 2018 and selected the modified retrospective transition method. We have modified our accounting policies to reflect the requirements of this standard, however, the planned adoption did not materially impact the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  We adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes the changes in our results of operations for the three months ended September 30, 2019 compared with the three months ended September 30, 2018:

	Three Months Ended September 30,		Change
	2019	2018	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,172,561	$539,625	$632,936	117%
Cost of services	287,274	---	287,274	100%
Gross profit	885,287	539,625	345,662	64%

Operating Expenses
Salaries and benefits	787,377	603,510	183,867	30%
General and administrative	888,621	896,754	(8,133)	-1%
Depreciation and amortization	24,980	5,744	19,236	335%
Loss from operations	(815,691)	(966,383)	150,692	-16%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	4,904	(66,469)	71,373	-107%
Change in fair value of debt	(28,885)	(22,101)	(6,784)	31%
Financing cost	(12,009)	(623,216)	611,207	-98%
Amortization of original issue and debt discounts on notes payable and convertible notes	(362,728)	(234,584)	(128,144)	55%
Change in fair value of derivative financial instruments	158,691	(238,330)	397,021	-167%
Interest expense	(69,562)	(58,655)	(10,907)	19%
Total other expenses	(309,589)	(1,243,355)	933,766	-75%

Net loss	$(1,125,280)	$(2,209,738)	$1,084,458	-49%

Patient service revenue increased by $632,936, or 117%, from three months ended September 30, 2018 to 2019, primarily as a result of $685,901 revenue from NCFM, which was acquired on April 12, 2019, offset by lower revenue from NWC operations of $52,964 due to physician turnover, disability and retirement.

Cost of services increased by $287,274, or 100%, from three months ended September 30, 2018 to 2019, as a result of laboratory and supplement costs associated with NCFM patient services revenue.

Gross profit increased by $345,662, or 64%, from three months ended September 30, 2018 to 2019, primarily as a result of profits generated by NCFM from the acquisition date of April 12, 2019 through September 30, 2019, offset by lower revenue and profit from NWC operations.

Salaries and benefits increased by $183,867, or 30%, in 2019 primarily as a result of new salary and benefits expense from the acquisition of NCFM, offset by lower salary expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

General and administrative costs decreased by $8,133, or 1%, in 2019 primarily due to general and administrative expense from the operation of NCFM in 2019, higher stock-based consulting fees and professional costs in 2019, as well as higher legal, professional and accounting costs.

Depreciation and amortization increased by $19,236, or 335%, in 2019 primarily as a result of depreciation of assets acquired in the NCFM acquisition, offset by lower depreciation from the adoption of ASU 2016-02 in 2019, which resulted in charges associated with a capital lease that were previously recorded as depreciation being charged to general and administrative expense.

Loss from operations decreased by $150,692, or 16%, in 2019 primarily as a result revenue and profit from the operation of NCFM in 2019 and lower general and administrative expenses related to the Digital Healthcare segment.

Gain on extinguishment of debt increased by $71,373, or 107%, in 2019, from a loss of $66,469 in 2018. Gains and losses on extinguishment of debt in both 2018 and 2019 arose from repayment of convertible notes payable, which gave rise to a gain as a result of derivative liabilities associated with this note that were written off in connection with the repayment. In 2018, the Company also recognized losses on extinguishment of debt of $133,401 related to the extension of certain convertible notes payable that was treated as an extinguishment and reissuance of debt.

Change in fair value of debt increased by $6,784, or 31%, and results from certain convertible notes and notes payable to Dr. Michael Dent that were extended in previous periods and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $611,207, or 98%, 2019. Financing cost in 2018 arose from the excess of fair value of derivative instruments over net proceeds received from the July 2018 Private Placement transaction. Financing cost in 2019 arose from the issuance of two convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes.

Amortization of original issue and debt discounts increased by $128,144, or 55%, in 2019 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2019.

Change in fair value of derivative financial instruments increased by $397,021, or 167%, from a loss of $238,330 in 2018 to a gain of $158,691 in 2019. The 2018 loss related primarily to a $385,856 loss associated with the revaluation and reclassification to equity of derivatives associated with warrants issued in the July 2018 Private Placement. The 2019 gains result primarily from a decrease in the fair value of derivatives associated with floating-rate convertible notes payable.

Interest expense increased by $10,907, or 19%, as a result of higher average balance on convertible notes and notes payable to Dr. Dent during 2019.

Total other expenses decreased by $933,766, or 75%, in 2019 primarily as a result of large financing costs and a loss on the change in fair value of derivative financial instruments incurred in 2018 related to the July 2018 Private Placement transaction.

Net loss decreased by $1,084,458, or 49%, in 2019 primarily as a result of large financing costs and a loss on the change in fair value of derivative financial instruments incurred in 2018 related to the July 2018 Private Placement transaction and profits generated by NCFM in 2019, offset by higher operating expenses due in part to the operations of NCFM in 2019.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018:

	Nine Months Ended September 30,		Change
	2019	2018	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$2,845,941	$1,751,584	$1,094,357	62%
Cost of services	608,877	---	608,877	100%
Gross profit	2,237,064	1,751,584	485,480	28%

Operating Expenses
Salaries and benefits	2,084,420	1,782,509	301,911	17%
General and administrative	2,441,427	2,024,165	417,262	21%
Depreciation and amortization	48,345	17,802	30,543	172%
Loss from operations	(2,337,128)	(2,072,892)	(264,236)	13%

Other Income (Expenses)
Loss on extinguishment of debt	(62,459)	(374,828)	312,369	-83%
Change in fair value of debt	(88,991)	(105,499)	16,508	-16%
Financing cost	(133,244)	(1,063,721)	930,477	-87%
Amortization of original issue and debt discounts on notes payable and convertible notes	(841,725)	(633,982)	(207,743)	33%
Change in fair value of derivative financial instruments	574,205	(200,165)	774,370	-387%
Interest expense	(176,229)	(150,008)	(26,221)	17%
Total other expenses	(728,443)	(2,528,203)	1,799,760	-71%

Net loss	$(3,065,571)	$(4,601,095)	$1,535,524	-33%

Patient service revenue increased by $1,094,357, or 62%, from nine months ended September 30, 2019 to 2018, primarily as a result of $1,376,028 revenue from NCFM, which was acquired on April 12, 2019, offset by lower revenue from NWC operations of $281,670 due to physician turnover, disability and retirement.

Cost of services increased by $608,877, or 100%, from nine months ended September 30, 2019 to 2018, as a result of laboratory and supplement costs associated with NCFM patient services revenue.

Gross profit increased by $485,480, or 28%, from nine months ended September 30, 2019 to 2018, primarily as a result of profits generated by NCFM from the acquisition date of April 12, 2019 through September 30, 2019.

Salaries and benefits increased by $301,911, or 17%, in 2019 primarily as a result of new salary and benefits expense from the acquisition of NCFM, offset by lower salary expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

General and administrative costs increased by $417,262, or 21%, in 2019 primarily due to general and administrative expense from the operation of NCFM, higher stock-based consulting fees and professional costs in 2019, as well as higher legal, professional and accounting costs related in part to the acquisition of HCFM.

Depreciation and amortization increased by $30,543, or 172%, in 2019 primarily as a result of depreciation of assets acquired in the NCFM acquisition, offset by lower depreciation from the adoption of ASU 2016-02 in 2019, which resulted in charges associated with a capital lease that were previously recorded as depreciation being charged to general and administrative expense.

Loss from operations increased by $264,236, or 13%, in 2019 primarily as a result of lower NWC revenue due to physician turnover, disability and retirement, offset by additional revenue and profit from the operation of NCFM from the acquisition date of April 12, 2019 through September 30, 2019

Loss on extinguishment of debt decreased by $312,369, or 83%, in 2019. Loss on extinguishment of debt in 2018 arose from an extinguishment loss in the amount of $348,938 related to the extension of debt issued to Dr. Michael Dent, as well as extinguishment losses totaling $152,415 related to the extension of convertible notes, and gains of $126,525 related to the write-off of derivative liabilities associated with nine convertible notes repaid during the period. Loss on extinguishment of debt in 2019 arose from a loss associated with conversion of a convertible note payable of $139,798 offset by gains of $77,339 related to the write-off of derivative liabilities associated with five convertible notes repaid in cash during the period

Change in fair value of debt decreased by $16,508, or 16%, and results from certain convertible notes and notes payable to Dr. Michael Dent that were extended in previous periods and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $930,477, or 87%, in 2019. Financing cost in 2018 arose from the excess of fair value of derivative instruments over net proceeds received from the July 2018 Private Placement transaction, as well as from the issuance of 12 convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. Financing cost in 2019 arose from the issuance of nine convertible promissory notes with a floating conversion rate.

Amortization of original issue and debt discounts increased by $207,743, or 33%, in 2019 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2019.

Change in fair value of derivative financial instruments increased by $774,370, or 387%, from a loss of $200,165 in 2018 to a gain of $574,205 in 2019. The 2018 loss related primarily to a $385,856 loss associated with the revaluation and reclassification to equity of derivatives associated with warrants issued in the July 2018 Private Placement. The 2019 gains result primarily from a decrease in the fair value of derivatives associated with floating-rate convertible notes payable.

Interest expense increased by $26,221, or 17%, in 2019 as a result of higher average balance on convertible notes and notes payable to Dr. Dent during 2019.

Total other expenses decreased by $1,799,760, or 71%, in 2019 primarily as a result of large financing costs in 2018, a loss on the change in fair value of derivative financial instruments incurred in 2018 related to the July 2018 Private Placement transaction, and a large loss on debt extinguishment related to the extension of debt in 2018.

Net loss decreased by $1,535,524, or 33%, in 2019 primarily as a result of large financing costs in 2018, a loss on the change in fair value of derivative financial instruments incurred in 2018 related to the July 2018 Private Placement transaction, and a large loss on debt extinguishment related to the extension of debt in 2018, offset by profits generated by NCFM in 2019, offset by higher operating expenses due in part to the operations of NCFM in 2019.

Liquidity and Capital Resources

Going Concern

As of September 30, 2019, we had a working capital deficit of $4,558,902 and accumulated deficit $13,566,626. For the nine months ended September 30, 2019, we had a net loss of $3,065,571 and net cash used by operating activities of $1,728,934. Net cash used in investing activities was $475,056, comprised principally of the cash portion of paid for the acquisition of NCFM totaling $465,000 (net of cash acquired). Net cash provided by financing activities was $2,170,624, resulting principally from $1,540,000 net proceeds from the issuance of convertible notes and $1,240,616 proceeds from the sale of common stock.

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

As further discussed below in “Significant Liquidity Events,” in July 2018, we completed a Private Placement (the “July 2018 Private Placement”) and received net proceeds of $1,774,690. Moreover, in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the nine months ended September 30, 2019, we received $825,616 from the proceeds of the sale of 4,273,779 shares pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded principally by cash received from (i) cash flow generated from the operations of the NCFM business acquired in April 2019, (ii) the put rights associated with the Investment Agreement, and (iii) other funding mechanisms, including sales of our common stock, loans from related parties and convertible notes. We expect to repay our outstanding convertible notes, which had an aggregate face value of $2,190,297 as of September 30, 2019, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through September 30, 2019, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

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

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the nine months ended September 30, 2019 and years ended December 31, 2018 and 2017, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $825,616 (4,273,779 shares), $440,523 (2,440,337 shares) and $27,640 (222,588 shares), respectively.

Other Sales of Common Stock

During the nine months ended September 30, 2018, we sold 3,534,891 shares of common stock in eight separate private placement transactions and received $417,500 in proceeds from the sales.

During the nine months ended September 30, 2019, we sold 1,550,001 shares of common stock in three separate private placement transactions and received $415,000 in proceeds from the sales.

Convertible Notes Payable

As of September 30, 2019, we had outstanding convertible notes payable with aggregate face value of $2,190,297 maturing between December 31, 2019 and August 26, 2020, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Term
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2019
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2019
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2019
$103k Note III - April 2019	103,000	10%	39%	February 28, 2020
$209k Notes - April 2019	209,000	10%	25%	April 11, 2020
$357.5k Note - April 2019	357,500	10%	$0.20	December 31, 2019
$103k Note IV - May 2019	103,000	10%	39%	February 28, 2020
$154k Note - June 2019	154,000	10%	39%	June 3, 2020
$136k Notes - July 2019	135,850	10%	25%	April 11, 2020
$78k Note III - July 2019	78,000	10%	39%	April 30, 2020
$230k Note - July 2019	230,000	10%	35%	July 18, 2020
$108.9k Note - August 2019	108,947	10%	25%	August 26, 2020
	$2,190,297

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

We plan to raise additional capital to fund our acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2019. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and all convertible notes payable held by Iconic Holdings LLC with an aggregate face value of $1,068,000 mature on December 31, 2019. We expect that these debts will be further extended beyond December 31, 2019.

We intend that the cost of implementing our development and telesales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be funded by the cash received by us from the put rights associated with the Investment Agreement, new convertible notes payable and additional direct equity investments. We expect to repay outstanding convertible notes from outside funding sources, including but not limited to amounts available upon the exercise of the put rights granted to us under the Investment Agreement, additional sales of our equity, loans from outside parties and the conversion of such related party notes to equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. On May 10, 2017, our stock began trading on the OTCQB, which qualifies as a recognized stock exchange or market pursuant to the terms of the Investment Agreement, under the symbol “HLYK.” Although we have met the requirements to utilize the funds available under the Investment Agreement, there can be no assurances that we will be able to continue to meet these requirements. Additionally, the amount available to us upon the exercise of the put rights granted to us under the Investment Agreement is dependent upon the trading volume of our stock. Between May 22, 2017 and September 30, 2019, our daily trading volume averaged approximately 124,000 shares per day. Based upon increases in our volume since the end of 2017, Iconic Holdings has increased our maximum amount to access on the equity line from $150,000 maximum to $300,000 maximum. We project that amounts available to us from convertible debt, sales of our equity and upon the exercise of the put rights granted to us under the Investment Agreement will be sufficient to meet our operational and other capital requirements.

Historical Cash Flows

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(1,728,934)	$(1,910,098)
Investing Activities	(475,056)	(201)
Financing activities	2,170,624	2,663,784
Net increase (decrease) in cash	$(33,366)	$753,485

Operating Activities – During the nine months ended September 30, 2019, we used cash from operating activities of $1,728,934, as compared with $1,910,098 in the same period of 2018. The decrease in cash usage results from positive cash flow from operations of $218,151 generated by NCFM after the acquisition and through September 30, 2019.

Investing Activities – During the nine months ended September 30, 2019, we used $465,000 for the acquisition of HCFM (net of $35,000 cash received). Capital expenditures of $10,056_in the nine months ended September 30, 2019 and $201 in the nine months ended September 30, 2018 are comprised of computer equipment and furniture.

Financing Activities – During the nine months ended September 30, 2019, we realized $1,240,616 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $1,540,000 net proceeds from the issuance of convertible notes. During the nine months ended September 30, 2018, we realized $805,500 net proceeds from the issuance of convertible notes, $2,520,192 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $101,450 proceeds from related party loans, and $73,500 from notes payable, while making repayments of $649,750 against convertible notes, $165,876 against notes payable, $9,000 against related party loans and $12,232 on capital lease obligations.

Exercise of Warrants and Options

During the nine months ended September 30, 2019, we generated proceeds of $200 from the exercise of 2,000,000 warrants and no proceeds from the cashless exercise of an additional 2,099,256 warrants. We also had 113,141 options exercised on a cashless basis from which we received no proceeds. There were no exercises of warrants or options during the nine months ended September 30, 2018.

Other Outstanding Obligations

Warrants

As of September 30, 2019, 43,867,208 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of September 30, 2019, 4,036,750 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

	Operating	Capital	Total
	Leases	Leases	Commitments
2019 (October through December)	$87,328	$4,587	$91,915
2020	234,892	4,587	239,479
2021	75,019	---	75,019
2022	28,443	---	28,443
2023	---	---	---
Total lease payments	425,682	9,174	434,856
Less interest	(76,037)	(313)	(76,350)
Present value of lease liabilities	$349,645	$8,861	$358,506

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2019, we sold 250,000 shares of common stock in private placement transactions to an investor and received $50,000 in proceeds from the sale. The shares were issued at a share price of $0.20 per share. In connection with the stock sale, we also issued 125,000 five-year warrants to purchase shares of common stock at an exercise price of $0.30 per share.

On July 15, 2019, we issued a total of 32,500 common shares to two accredited investors as an inducement to enter into convertible promissory note transactions.

On July 18, 2019, we issued 330,892 common shares to a convertible note holder upon conversion of outstanding principal and interest by the note holder.

On July 22, 2019, we issued 200,000 common shares to a third-party consultant as partial compensation for professional services.

On August 13, 2019, we issued 30,000 common shares to a third-party consultant as partial compensation for professional services.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.1	Form of Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital LLC dated July 11, 2019 (Filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.2	Form of Convertible Promissory Note with BHP Capital NY Inc. dated July 11, 2019 (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.3	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated July 11, 2019 (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.4	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated July 16, 2019 (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.5	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated July 16, 2019 (Filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.6	Form of Securities Purchase Agreement with GS Capital Partners LLC dated July 18, 2019 (Filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.7	Form of Convertible Promissory Note with GS Capital Partners LLC dated July 18, 2019 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.8*	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated August 26, 2019
10.9*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated August 26, 2019
10.10*	Form of Convertible Promissory Note with Iconic Holdings LLC dated October 1, 2019
10.11*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated October 1, 2019
10.12*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated October 1, 2019
10.13*	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated October 30, 2019
10.14*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated October 30, 2019
10.15*	Form of Securities Purchase Agreement with Morningview Financial, LLC dated October 30, 2019
10.16*	Form of Convertible Promissory Note with Morningview Financial, LLC dated October 30, 2019
10.17*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated November 4, 2019
10.18*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated November 4, 2019
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
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

Dated: November 14, 2019

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)