Form 10-K
period 2019-12-31
HealthLynked Corp
filed 2020-03-30
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001 per share

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

On June 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,048,055, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.205. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 30, 2020, there were 118,887,168 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

i

PART I.

Item 1. Business

Overview

HealthLynked Corp. is a growth stage company incorporated in the state of Nevada on August 6, 2014. We currently operate in two distinct divisions: Health Services and Digital Healthcare. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, and (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care. Our Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system.

Recent Developments

On February 27, 2020, we released our COVID-19 tracker application for IOS mobile devices. We released our Android version on March 5, 2020. The application allows users to report how they are feeling and if they are having any symptoms consistent with the COVID-19 infection. In addition, the application includes a detailed global map tracking the virus, the latest twitter feeds, and a real-time chat for users to engage with people from around the world to share information. As of March 24, 2020, the application was the number one downloaded medical app in the Apple Store.

On February 5, 2020, we entered into an Agreement and Plan of Merger to acquire Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners, LLC (“AHP”). CHM is a healthcare enablement company that empowers local providers to own and operate in a franchise-like model that extends their reach and capabilities to maximize revenue, deliver quality care and improve patient outcomes. CHM’s resources and solutions are administered as an extension of providers’ current in-practice resources, expanding care coordination, care management services and value-based analytics. These solutions support financial success within both traditional payment models and expansion to new services, allowing partners to succeed within current and ever emerging value-based payment models.

AHP is an Accountable Care Organization (“ACO”) with providers around the U.S. participating in the Medicare Shared Savings Program. AHP was formed to benefit the patients (Medicare Fee-for-Service Beneficiaries), providers and the communities it serves. AHP is built on a model of coordinated care to ensure that patients, especially the chronically ill and the elderly, receive the right care at the right time, avoiding unnecessary duplication of services and prevention of medical errors. Following completion of the acquisition, the business of CHM and AHP will constitute a new ACO division.

Health Services Division

In August 2014, we acquired NWC, an OB/GYN practice in Naples, Florida that was established in 1996. NWC provides Obstetrical and Gynecological medical services to patients in the Southwest Florida region. NWC currently employs three OB/GYN physicians and two ARNP nurse practitioners. The services offered include obstetrical services for high and low risk patients, in office ultrasonography, and prenatal testing. Gynecological services include general physical exams, surgical procedures such as hysterectomy, bladder incontinence procedures, pelvic reconstruction, sterilization, endometrial ablation, advanced robotic surgery, contraceptive management and infertility testing and treatment.

On April 12, 2019 we acquired a 100% interest in Hughes Center for Functional Medicine (“HCFM”), a medical practice engaged in improving the health of its patients through individualized and integrative health care. HCFM, which was rebranded as NCFM upon acquisition, is a leader in functional medicine focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis. HCFM provides cutting-edge treatments to improve health and slow aging, including hormones, thyroid, weight loss, wellness and prevention. HCFM’s income streams are derived from patient office visits, a dedicated IV room, hyperbaric oxygen chambers, ozone, UVlrx, DNA sequence testing and the sale of supplements.

In January 2020, we launched a new physical therapy practice in Bonita Springs, Florida called Bridging the Gap Physical Therapy (“BTG”). BTG employs two doctors who provide hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

Digital HealthCare Division

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

We believe that the HealthLynked Network offers several advantages to patients and physicians not available in the market today. We provide a comprehensive marketing solution allowing physicians to market to both active and inactive patients, and an easy to use connection at the point of care through our patient access HUB. Patient members can access medical newsfeeds and groups. Our real-time appointment scheduling application allows for patients to book appointments online with participating healthcare providers. Our database and record archives allow for seamless sharing of medical records between healthcare providers and keeps patients in control of shared access. In the HealthLynked Network, parents can create accounts for their children that are linked to their family account, allowing them to provide access to healthcare providers, track vaccination records, allow hospitals and schools access to important medical information in case of emergencies. The HealthLynked Network is accessible 24 hours a day, 7 days a week, via the internet and on mobile applications for both Android and iOS devices. We believe this type of accessibility is important for schools and during office visits, but more important, in times of a medical emergency.

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

HealthLynked has created 880,000 physician base profiles for most physicians in the United States, which are searchable on the Internet. Physicians can claim their profiles confirming the accuracy of the information free of charge.

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

Patient data is stored in conformity with the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated under each by the U.S. Department of Health and Human Services, Office of Civil Rights (collectively, “HIPAA”). The network utilizes Amazon AWS infrastructure which uses Amazon HIPPA complaint servers along with Amazon RDS with LAMP, HTML5 and several JavaScript frameworks, including Angular and React. Recommendations for end users are 512 kbps+ internet connection speed and a web browser such as Google Chrome, Internet Explorer, Mozilla Firefox, Safari or handheld devices such as iOS devices, android phones or tablets. Our developers utilize third party controls for functionality and user interface where the use of those controls adds value to the system beyond custom creation of new tools. We intend to adjust forward compatibility for major browser version updates, new browsers, operating system updates or new operating system as needed. The HealthLynked Network is EMR agnostic, and is compatible with all electronic medical records systems, allowing for minimal barriers to participation and broader penetration of the market.

In addition, on February 27, 2020, we released our COVID-19 tracker application for IOS mobile devices. We released our Android version on March 5, 2020. The application allows users to report how they are feeling and if they are having any symptoms consistent with the COVID-19 infection. In addition, the application includes a detailed global map tracking the virus, the latest twitter feeds, and a real-time chat for users to engage with people from around the world to share information. As of March 24, 2020, the application was the number one downloaded medical app in the Apple Store.

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

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free

●	Easy online scheduling of appointments

●	Real-time booking for appointments available within 4 hours

●	Keep track of co-pays and deductibles on insurance plans

●	More accurate and detailed personal medical history

●	Complete medication lists with dosing and warnings of potential drug interactions

●	Ability to create accounts for children, and track recommended health screenings and vaccines

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paperwork

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network

●	Patients can access family members’ records in the event of illness or accident

●	Access to telemedicine for medical consultations and appointments for fee paying members

●	24-hour nurse hotline available for fee paying members

Benefits for physicians and providers:

●	More accurate patient medical history including past medical records

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	A detailed and accurate medications list from patients

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues

●	Online marketing profiles

●	Comprehensive Marketing to active and inactive patients

●	SEO and marketing options

●	Co-pay and deductible information on patients’ insurance plans will be readily available

●	Additional revenue stream from signing up new patients

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients

●	Low membership fees of $300 - $400 per month per provider during the first year

●	Patient Access Hub “PAH” (provisional patent pending) is provided to physician offices free of charge to provide free Wi-Fi for their patients. Patient analytics are provided to physician members.

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are not conscious to provide a complete medical history

●	Information on traveling patients who present to a hospital in an emergency situation

●	Online access to patient information 24 hours a day, 7 days a week

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	No new equipment required

Benefits for schools:

●	Access by authorized school officials to students’ medical histories

●	Linked access to students’ primary care physicians

●	Access to vaccination records

●	Allergy and medication tracking

●	Emergency contact information of family members

Benefits for parents:

●	Complete children profiles

●	Access given to schools in case of medical emergences

●	List of allergies available to those granted access

●	Vaccine records available to those granted access

●	Recommended health screenings

●	Journal for health log and milestones through news feeds and groups

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

Pursuant to our business strategy, we began deployment of the HealthLynked Network by registering NWC’s approximately 6,000 active patients and 6,500 inactive patients. We intend to further populate the HealthLynked Network with patients from the healthcare providers serviced by CHM and AHP. While we expect to generate minimal revenues from physician fees related to such deployment in 2020, we anticipate that establishing the patient database will be a valuable marketing tool for telesales to physician practices.

Sales Strategy

During the fourth quarter of 2018, the Company developed a more efficient strategy regarding the marketing of the HealthLynked Network utilizing its patient access hub technology:

●	Eliminated the direct sales force, reducing our burn rate by approximately $50,000 per month

●	Adopted a more efficient telesales model for bringing on physicians “in network” to the HealthLynked Network, including the following:

o	Starting with physicians claiming their existing base profiles, confirming accuracy, and opting to be an “in network” provider free of charge

o	Providing Patient Access Hub (“PAH”) offering Wi-Fi to the practice patients free of charge

o	Providing patient analytics off the PAH to provider members

o	SEO/SEM campaigns direct to physician practices

o	Participation in healthcare events that offer CME credits to physicians is another excellent vehicle that we are using to introduce HLYK and our network to physicians. We anticipate one event per quarter as part of our marketing plan.

o	Focusing on comprehensive marketing to physicians active and inactive patients to improve retention and significantly increase practice revenue

o	Physicians upload patients in secured HLYK portal and send email for patients to claim their HLYK profile and update it to bring into the office for their next visit.

o	Use of HealthLynked Network for on-line appointment scheduling for patients

●	Direct to patient marketing, including SEO/SEM campaigns direct to patients

●	Affiliated marketing campaigns

●	Co-marketing with MedOfficeDirect (a virtual distributor of medical supplies to the general public and to physicians’ offices that is affiliated with our management team)

After 1.5 years of direct sales efforts, in 2018, we decided to eliminate the entire direct sales force after developing a more efficient and effective strategy for onboarding new in-network providers which eliminated an estimated $650,000 of annual cost. During 2019, we deployed our Patient Access Hub ‘PAH” (provisional patent pending) providing free Wi-Fi to the practice patients at no cost to our in-network physicians. Physician members will receive patient analytics from the PAH and we anticipate by the end of 2020 we will be attracting 1,000 physicians and 300,000 patients per quarter utilizing the patient access hub.

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

Once a physician agrees to become a paying member, they will put all their patients in a secured portal in the cloud, and email them to claim their profile, update it and bring it in for their next office visit. As mentioned above, access to the HealthLynked Network is free for patients. The physicians then market to their active and inactive patients.

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

Employees

As of March 30, 2020, we had 37 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

Competition

The markets for our products and services are highly competitive, and are characterized by rapidly evolving technology and product standards, as well as frequent introduction of new products and services. All of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do.

Our principal existing competitors include, but are not limited to, ZocDoc, Inc., AthenaHealth Inc., All-scripts Healthcare Solutions, Inc., Cerner Corporation, Epic Systems Corporation, Teledoc Health Inc. and Veritone Inc. In addition, we expect that major software information systems companies, large information technology consulting service providers, start-up companies, managed care companies and others specializing in the health care industry may offer competitive products and services.

We believe that we differ from our competitors in that we are not practice management software or an EMR provider. Companies like AthenaHealth Inc., Allscripts Healthcare Solutions, Inc., Cerner and Epic Systems Corporation offer software solutions to operate and manage a medical practice. Functions of these systems include patient billing, monitoring patient account balances and payments, tracking of appointments and creating encounter visits for each patient seen. HealthLynked works in conjunction with these practice management software systems and does not seek to replace them. Patients’ medical encounters created by these systems are uploaded to the patient’s profile in the HealthLynked Network. The HealthLynked Network can incorporate any physical or digital documents into a patient’s medical record history and thus allow it to be utilized across all healthcare platforms. HealthLynked provides an online appointment scheduling application that is similar to ZocDoc, Inc.’s offering, but in addition offers telemedicine appointments through our own patient interface.

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

Government Regulation

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we are found to have violated these laws, rules, or regulations, our business, financial condition, and results of operations could be materially adversely affected. Moreover, healthcare reform continues to attract significant legislative interest, regulatory activity, new approaches, legal challenges, and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business, or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Healthcare Reform

Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (“ACA”), were enacted. The ACA includes a variety of health care reform provisions and requirements, which became effective at varying times since its enactment and substantially changed the way health care is financed by both governmental and private insurers.

In January 2017, President Donald Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump issued a second executive order relating to the ACA titled “Promoting Healthcare Choice and Competition Across the United States,” which further directs federal agencies to modify how the ACA is implemented, and soon after announced the termination of the cost-sharing subsidies that reimburse insurers under the ACA. To date, Congressional efforts to completely repeal and replace the ACA have been unsuccessful. However, the individual mandate for health insurance coverage under the ACA was repealed by Congress as part of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

Other proposed changes and reforms to the ACA have included, or may include the following: prohibiting the federal government from operating health insurance marketplaces; eliminating the advanced premium tax credits, and cost sharing reductions for low income individuals who purchase their health insurance through the marketplaces; expanding and encouraging the use of private health savings accounts; providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans, or short-term health insurance; establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; and allowing insurers to sell insurance across state lines.

Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

Licensing and Certification

Our clinical personnel are subject to numerous federal, state, and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Penalties for non-compliance with these laws and standards include loss of professional license, civil or criminal fines and penalties, and exclusion from participation in various governmental and other third-party healthcare programs. Our clinical professionals are also subject to state and federal regulation regarding prescribing medication and controlled substances. Every physician who administers, prescribes, or dispenses any controlled substance must be registered with the Drug Enforcement Administration (“DEA”). Additionally, our clinical personnel are required to meet applicable Medicaid and Medicare provider requirements, as set forth under state and federal laws, rules, and regulations. Further, our facilities are also subject to federal, state, and local licensing regulations: we may have to obtain regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services, or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. Our ability to operate profitably will depend, in part, upon our ability and the ability of our clinicians and facilities to obtain and maintain all necessary licenses, certifications, accreditations, and other approvals.

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, relating to government-sponsored or funded healthcare programs, or “GHC Programs,” impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state agencies. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse and provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted or expanded healthcare fraud and abuse laws.

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

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submission of, or causing to be submitted, false claims to GHC Programs, including Medicaid, Medicare, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through ACA exchanges. Substantial civil fines and multiple damages, along with other remedies, can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that submitted or caused to be submitted an allegedly false claim acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim or with “willful disregard,” notwithstanding that there may have been no specific intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of known overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment or enhancement of a growing number of state false claims acts, certain amendments to the FCA and enhanced government enforcement.

Further, HIPAA established a national Health Care Fraud and Abuse Control Program under the joint direction of the Attorney General and the Secretary of the U.S. Department of Health and Human Services (HHS), acting through the Inspector General, designed to coordinate federal, state, and local law enforcement activities with respect to health care fraud and abuse. Under HIPAA, a healthcare benefit program includes any private plan or contract affecting interstate commerce under which any medical benefit, item, or service is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or both. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries.

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

HIPAA and Other Privacy Laws

Numerous federal and state laws, rules, and regulations govern the collection, dissemination, use, and confidentiality of protected health information, including HIPAA, and its implementing regulations, violations of which are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of the HealthLynked Network and our medical record keeping, third-party billing and other services, we collect and maintain protected health information on the patients that we serve.

Pursuant to HIPAA, the HHS has adopted standards to protect the privacy and security of individually identifiable health information, known as the Privacy Standards and Security Standards. HHS’ Privacy Standards apply to medical records and other individually identifiable health information in any form, whether electronic, paper or oral, that is used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses, which are known as “covered entities.” HHS’ Security Standards require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained or transmitted (including between us and our affiliated practices). Further, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) strengthened and expanded HIPAA, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information, and imposed a number of privacy and security requirements directly on business associates that perform functions or services on behalf of covered entities. Specifically, HITECH requires that covered entities report any unauthorized use or disclosure of protected health information that meets the definition of a “breach” to the affected individuals, HHS, and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that business associates report breaches to their covered entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. Final regulations implementing the HITECH requirements were issued in January 2013.

In addition to the federal HIPAA and HITECH requirements, numerous other state and certain other federal laws protect the confidentiality of patient information, including state medical privacy laws, state social security number protection laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws.

Compliance Programs

Organizations that receive reimbursement from a federal or state government payor are expected by the federal government to have a compliance program. Specifically, compliance programs are integral to identifying and rectifying fraud and abuse risk areas, billing and coding violations, and educating employees about the law and other legal requirements or restrictions within the scope of their practice. We maintain a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services.

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

FINANCIAL AND GENERAL BUSINESS RISKS

Our business may be materially and adversely affected by the spread of the novel coronavirus COVID-19.

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all.

In addition, the outbreak of COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our offices. COVID-19 could also impact members of our board of directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorum of the full board of directors needed to conduct meetings for the management of our affairs. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our subsidiary the Naples Women’s Center has incurred losses in the past and may not be able to achieve profitability in the future.

Our subsidiary, NWC, was established in 1996, and is subject to many of the risks inherent in the practice of medicine. We cannot give any assurance that NWC’s operations will continue as currently intended and no assurance can be given that we can continue to receive reimbursement from third party payers. Further, changes in Healthcare regulations in the coming years may negatively impact our operations. NWC realized segment loss from operations for the years ended December 31, 2019 and 2018. During the second half of 2018, we had one physician who did not renew her contract, one leave due to an unexpected disability, and a third leave due to early retirement. In 2019, we replaced all three physicians and had one of the new physicians depart.

We may never be able to implement our proposed online personal medical information and archiving system and as such, an investment in us at this stage of our business is extremely risky.

The HealthLynked Network was launched in 2018 with positive early results. We have over 200 physicians “in network” and over 475,000 patients. We continually develop additional functionality of the Network. However, we cannot predict the scale of how many physicians and patients will adopt our technology, or even when they do, the timing of such large-scale adoption. Further, it is possible that other competitors with greater resources could enter the market and make it more difficult for us to attract or keep customers. Consequently, at this phase of our development, our future is speculative and depends on the proper execution of our business model, including our deployment of the Patient Access Hub.

No assurance can be given that we will be able to timely repay the amounts due on convertible notes outstanding.

At the present time, no assurance can be given that we will earn sufficient revenues or secure the necessary financing, if needed, to timely pay the amounts owed under convertible notes outstanding. Certain of our convertible notes issued in 2016 and 2017 with an aggregate face value of $711,000 are secured by substantially all of our assets, including, but not limited to, receivables of NWC, machinery, equipment, contracts rights, and letters of credits. If we fail to timely repay the amounts owed under the these convertible notes, which mature on December 31, 2020, a default may allow the lender under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt. As of December 31, 2019, we had convertible notes payable with an aggregate face value of $2,335,994 with maturities between April 11, 2020 and December 31, 2020. We expect to repay these obligations from outside funding sources, including but not limited to amounts available upon the exercise of the Put Right granted to us under the Investment Agreement, sales of our equity, loans from related parties and others, or to satisfy convertible notes payable through the issuance of shares upon conversion pursuant to the terms of the respective convertible notes payable. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes payable before they mature. In order to access cash available under the Investment Agreement or satisfy the convertible notes payable through the issuance of shares upon conversion, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. If we are unable to meet these requirements, we will not have access to funds under this arrangement.

We have substantial future capital needs and our ability to continue as a going concern depends upon our ability to raise additional capital and achieve profitable operations.

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital requirements through the third quarter of 2020. As of December 31, 2019, we had a working capital deficit of $4,906,041 and accumulated deficit $16,029,654. For the year ended December 31, 2019, we had a net loss of $5,528,599 and net cash used by operating activities of $2,362,851. We anticipate that we will need an additional $5,300,000 in 2020 to properly execute our business and acquisition plan and service debt maturing in 2020, of which most matures December 31, 2020. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, make acquisitions, hire employees, respond to competitive pressures, acquire technologies or respond to unanticipated requirements. Management’s plans include attempting to improve our profitability and our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to increase our cash balances. However, there can be no assurance that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results. Further, we may seek to raise additional funds through the issuance of equity securities, in which case, the percentage ownership of our shareholders will be reduced and holders may experience additional dilution in net book value per share.

Our future success depends on our ability to execute our business plan by fully developing our online medical records platform and recruiting physicians and patients to adopt and use the system. However, there is no guarantee that we will be able to successfully implement our business plan.

Our operations to date have been limited to the medical services provided by NWC. We have not yet demonstrated our ability to successfully develop or market the online medical records platform we seek to provide through the HealthLynked Network. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth in our physician network over the next five years based on aggressively increasing our marketing efforts. We currently maintain a small in-house programming, IT, administrative and sales personnel. The capacity to service the online medical records platform and our expected growth, including growth via acquisition, may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified employees, management and other personnel. Failure to do so, or to satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

The departure or loss of Dr. Michael Dent could disrupt our business.

During 2018 and 2019, we depended heavily on the continued efforts of Dr. Michael Dent, our Chief Executive Officer and Chairman of the Board. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a four-year written employment contract with Dr. Dent effective July 1, 2016, we cannot be certain that Dr. Dent will continue with us for any particular period of time. Dr. Dent also provided us with a total of $-0- and $101,450 in working capital during the years ended December 31, 2019 and 2018, respectively. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

In 2018 eliminated our direct sales force and moved to a telesales model, which may not be successful.

We eliminated our entire sales force in the fourth quarter of 2018 and adopted a telesales model. Although this change reduced our annual burn rate by an estimated $650,000 annually, there is no assurance that our more cost-efficient telesales model will be effective, and this could have a negative effect on the business and its growth.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules, or regulations.

The healthcare industry, healthcare information technology, the online medical records platform services that we provide, and the physicians’ medical practices we engage in through NWC are subject to extensive and complex federal, state, and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

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

In addition, we believe that our business, including the business conducted through our Health Services segment, will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

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

Furthermore, changes in these laws and regulations, or administrative and judicial interpretations thereof, may require us to change our business practices which could have a material adverse effect on our business, financial condition and results of operations. Because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these

Federal and state laws that protect the privacy and security of protected health information may increase our costs and limit our ability to collect and use that information and subject us to penalties if we are unable to fully comply with such laws.

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

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have submitted the application for our first provisional patent for our Patient Access Hub and intend to submit other patent applications covering our integrated technology, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

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

Information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. A failure in, or a breach of our information systems as a result of cyber-attacks could disrupt our business, result in the release or misuse of confidential or proprietary information, damage our reputation, and increase our administrative expenses. Further, any such breaches could result in exposure to liability under U.S. federal and state laws and could adversely impact our business. Although we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, and results of operations.

Our employees may not take all appropriate measures to secure and protect confidential information in their possession.

Each of our employees is advised that they are responsible for the security of the information in our systems and to ensure that private information is kept confidential. Should an employee not follow appropriate security measures, including those that have been put in place to prevent cyber threats or attacks, the improper release of protected health information could result. The release of such information could have a material adverse effect our reputation and our business, financial condition, results of operations, and cash flows.

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

Healthcare reform may have a significant effect on our business.

The ACA contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, and expansion of healthcare fraud and abuse laws. Further, under the ACA, payment modifiers are being developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule under the ACA that is intended to allow physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and based upon established quality of care standards. We will continue to evaluate the impact of the ACO regulations on our business and operations.

The ACA also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty level. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level.

The ACA also remains subject to continuing legislative scrutiny, including efforts by Congress to further amend or repeal a number of its provisions as well as administrative actions delaying the effectiveness of key provisions. As a result, we cannot predict with any assurance the ultimate effect of the ACA on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

During the second half of 2018, we had one physician who did not renew her contract, one leave due to an unexpected disability, and a third leave due to early retirement. In 2019, we replaced all three physicians and had one of the new physicians depart. As part of our business plan, we may acquire other medical practices as we see fit to further develop, test and deploy the HealthLynked Network into new strategic regional areas throughout the country. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service execute our business plan may be adversely affected.

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

Currently, our officer and directors as a group beneficially own approximately 49.79% of our outstanding common stock, including 46.68% owned by our Chairman and CEO, Dr. Dent. As a result of this stock ownership, our officer and directors can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of our officer and directors and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

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

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

Iconic Holdings, LLC (“Iconic”), an investor, has committed to purchase up to $3,000,000 worth of shares of our common stock pursuant to the terms of an Investment Agreement entered into by and between the Company and Iconic, dated July 11 2016 (the “Investment Agreement”). From time to time during the term of the Investment Agreement, and at our sole discretion, we may present Iconic with a put notice requiring Iconic to purchase shares of our common stock. The purchase price to be paid by Iconic will be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain adjustments. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Iconic. The issue and sale of the shares under the Investment Agreement may also have an adverse effect on the market price of the common shares. Iconic may resell some, if not all, of the shares that we issue to it under the Investment Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Iconic in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Iconic, and because our existing stockholders may disagree with a decision to sell shares to Iconic at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Investment Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount of funding. During the years ended December 31, 2019 and 2018, we issued 5,074,068 and 2,440,337 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $929,986 and $440,523, respectively.

There is no guarantee that we will be able to fully utilize the Investment Agreement, if at all.

The purchase price and number of shares we can sell to Iconic under the Investment Agreement shall depend on our stock price and stock volume, and we cannot guarantee that our stock price and trading volume will be adequate to allow us to raise sufficient funds under the agreement. The purchase price for shares sold to Iconic shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor, subject to certain discounts and adjustments. The maximum Put Amount that the Company shall be entitled to put to Iconic per any applicable put notice is an amount of shares of common stock up to or equal to 100% of the average of the daily trading volume for the ten consecutive trading days immediately prior to the applicable put notice date, so long as such amount is at least $5,000 and does not exceed $150,000, as calculated by multiplying the Put Amount by the average daily weighted average price of our common stock for the ten consecutive trading days immediately prior to the applicable put notice date. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. We must also have complied with our obligations and otherwise not be in material breach or default of the Convertible Notes and warrants issued to Iconic. If we are unable to meet these requirements, we will not have access to funds under this arrangement. There can be no assurances that we will be able to meet these requirements.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Investment Agreement and as such, Iconic may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

Iconic has agreed, subject to certain exceptions listed in the investment agreement with Iconic, to refrain from holding a number of shares which would result in Iconic or its affiliates owning more than 9.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent Iconic from selling shares of our common stock received in connection with a put, and then receiving additional shares of our common stock in connection with a subsequent put. In this way, Iconic could sell more than 9.99% of the outstanding common stock in a relatively short time frame while never holding more than 9.99% at one time.

We may not be able to refinance, extend or repay our substantial indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations when they mature. As of December 31, 2019, we had convertible notes payable with an aggregate face value of $2,335,994 with maturities between April 30, 2020 and December 31, 2020. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the holder of certain convertible notes payable with aggregate face value of $711,000 would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

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

As of March 30, 2020, we had approximately 83,056,144 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options and warrants, and conversion of outstanding convertible debt. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its operating facilities pursuant to four separate lease agreements for properties located in Naples, Florida. First, the Company entered into an operating lease for its NWC practice office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6,901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company leases on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL used for Digital Services division administration. Monthly rent is approximately $3,300. Fourth, the Company leases approximately 3,700 square feet for its NCFM practice office in Naples, Florida. The lease commenced on April 5, 2019 and expires May 30, 2022. Base rent for the first full year of the lease term is $66,825 per annum with scheduled increases in years two and three.

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

Holders

As of March 30, 2020, we had 145 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2016 Equity Incentive Plan (the “EIP”) as of December 31, 2019. All of the outstanding awards listed below were granted under the EIP.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	3,326,750	$0.21	10,360,368

On January 1, 2016, the Company instituted the EIP for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board of directors, or a committee that may be appointed by the board of directors in the future. During the years ended December 31, 2019 and 2018, the Company made grants totaling 135,313 and 440,000 shares, respectively, of restricted common stock pursuant to the EIP. During the years ended December 31, 2019 and 2018, the Company also made grants pursuant to the EIP totaling 1,078,750 and 1,383,000 shares of common stock underlying stock options. Certain of the stock options grants are subject to time-based vesting requirements, generally over a period of 4 years, and certain of the stock options are subject to performance-based vesting requirements based on future company revenue and earnings metrics as well as individual performance goals.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2019:

On January 15, 2019, we issued 28,000 common shares to the holder of a $78,000 convertible promissory note as an inducement to enter into the convertible promissory note transaction.

During February 7, 2019, we issued 2,512,821 common shares to a convertible note holder upon conversion of outstanding principal by the note holder.

On February 13, 2019, the investor in the July 18, 2018 private placement transaction exercised the remaining 2,098,427 of pre-funded warrants. We did not receive any proceeds from the transaction.

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

On October 14, 2019, we sold 166,667 shares of common stock in private placement transactions to an investor and received $25,000 in proceeds from the sale. The shares were issued at a share price of $0.15 per share. In connection with the stock sale, we also issued 83,334 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

On October 22, 2019, we issued 539,759 common shares to a convertible note holder upon conversion of a convertible note payable.

On October 22, 2019, we sold 23,256 shares of common stock in private placement transactions to an investor and received $5,000 in proceeds from the sale. The shares were issued at a share price of $0.215 per share. In connection with the stock sale, we also issued 11,628 five-year warrants to purchase shares of common stock at an exercise price of $0.315 per share.

On November 1, 2019, we issued 636,430 common shares to a convertible note holder upon conversion of a convertible note payable.

On November 20, 2019, we issued 30,000 common shares to a third-party consultant as partial compensation for professional services.

On December 2, 2019, we issued 30,000 common shares to an accredited investor as an inducement to enter into a convertible promissory note transaction.

On December 5, 2019, we issued 306,595 common shares to a convertible note holder upon conversion of a convertible note payable.

On December 9, 2019, we sold 625,000 shares of common stock in private placement transactions to an investor and received $50,000 in proceeds from the sale. The shares were issued at a share price of $0.12 per share. In connection with the stock sale, we also issued 208,333 five-year warrants to purchase shares of common stock at an exercise price of $0.22 per share.

On December 11, 2019, we sold 416,667 shares of common stock in private placement transactions to an investor and received $5,000 in proceeds from the sale. The shares were issued at a share price of $0.215 per share. In connection with the stock sale, we also issued 11,628 five-year warrants to purchase shares of common stock at an exercise price of $0.315 per share.

On December 13, 2019, we issued 348,361 common shares to a convertible note holder upon conversion of a convertible note payable.

On December 19, 2019, we issued 418,033 common shares to a convertible note holder upon conversion of a convertible note payable.

On December 31, 2019, we issued 500,000 common shares to a convertible note holder upon conversion of a convertible note payable.

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

On August 28, 2019, we bought back 15,000 shares of our common stock from a shareholder for a total purchase price of $1,200. The selling shareholder was a former employee.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our, or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in two distinct divisions: Health Services and Digital Healthcare. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, and (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care. Our Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system.

Recent Developments

In January 2020, we launched BTG, our new physical therapy practice in Bonita Springs, Florida. BTG employs two doctors who provide hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

On February 5, 2020, we entered into an Agreement and Plan of Merger to acquire CHM and its subsidiary AHP. CHM is a healthcare enablement company that empowers local providers to own and operate in a franchise-like model that extends their reach and capabilities to maximize revenue, deliver quality care and improve patient outcomes. CHM’s resources and solutions are administered as an extension of providers’ current in-practice resources, expanding care coordination, care management services and value-based analytics. These solutions support financial success within both traditional payment models and expansion to new services, allowing partners to succeed within current and ever emerging value-based payment models. AHP is an ACO with providers around the U.S. participating in the Medicare Shared Savings Program. AHP was formed to benefit the patients (Medicare Fee-for-Service Beneficiaries), providers and the communities it serves. AHP is built on a model of coordinated care to ensure that patients, especially the chronically ill and the elderly, receive the right care at the right time, avoiding unnecessary duplication of services and prevention of medical errors. Following completion of the acquisition, the business of CHM and AHP will constitute a new ACO division.

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

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s consolidated balance sheets.

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

Results of Operations: Years Ended December 31, 2019 and 2018

The following table summarizes the changes in our results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018:

	Years Ended December 31,		Change
	2019	2018	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$4,018,818	$2,259,002	$1,759,816	78%

Operating Expenses
Practice salaries and benefits	2,393,954	1,446,243	947,711	66%
Other practice operating costs	1,845,070	916,408	928,662	101%
General and administrative	2,915,419	2,844,715	70,704	2%
Depreciation and amortization	73,385	23,782	49,603	209%
Loss from operations	(3,209,010)	(2,972,146)	(236,864)	-8%

Other Income (Expenses)
Loss on extinguishment of debt	(1,229,777)	(393,123)	(836,654)	-213%
Change in fair value of debt	(121,508)	(140,789)	19,281	14%
Financing cost	(135,528)	(1,221,911)	1,086,383	89%
Amortization of original issue and debt discounts on notes payable and convertible notes	(1,260,513)	(763,616)	(496,897)	-65%
Change in fair value of derivative financial instruments	671,822	(106,141)	777,963	733%
Interest expense	(244,085)	(193,109)	(50,976)	-26%
Total other expenses	(2,319,589)	(2,818,689)	499,100	18%

Net loss	$(5,528,599)	$(5,790,835)	$262,236	5%

Patient service revenue increased by $1,759,816, or 78%, from 2018 to 2019, primarily as a result of $2,061,032 revenue from NCFM, which was acquired on April 12, 2019, offset by lower revenue from NWC operations of $301,216 due to physician turnover, disability and retirement.

Practice salaries and benefits increased by $947,711, or 66%, in 2019 primarily as a result of new practice salary and benefits expense from the acquisition of NCFM.

Other practice operating costs increased by $928,662, or 101%, from 2018 to 2019, primarily as a result of added practice-related costs such as rent, supplies and lab fees incurred at NCFM following its acquisition in April 2019.

General and administrative costs increased by $70,704, or 2%, in 2019 primarily due to higher stock-based consulting fees and professional costs in 2019 and higher legal, professional and accounting costs related in part to the acquisition and integration of NCFM, offset by lower salary expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $49,603, or 209%, in 2019 primarily as a result of depreciation of assets acquired in the NCFM acquisition, offset by lower depreciation from the adoption of ASU 2016-02 in 2019, which resulted in charges associated with a capital lease that were previously recorded as depreciation being charged to general and administrative expense.

Loss from operations increased by $236,864, or 8%, in 2019 primarily as a result of lower NWC revenue due to physician turnover, disability and retirement, offset by additional revenue and profit from the operation of NCFM from the acquisition date of April 12, 2019 through December 31, 2019.

Loss on extinguishment of debt increased by $836,654, or 213%, in 2019. Loss on extinguishment of debt in 2018 arose from an extinguishment loss in the amount of $348,938 related to the extension of debt issued to Dr. Michael Dent, as well as extinguishment losses totaling $152,415 related to the extension of convertible notes, and gains of $126,525 related to the write-off of derivative liabilities associated with nine convertible notes repaid during the period. Loss on extinguishment of debt in 2019 arose from losses associated with the extension of convertible notes and related party notes payable totaling $1,037,352 and losses associated with conversion of convertible notes payable of $358,513, offset by gains of $166,088 related to the write-off of derivative liabilities associated with convertible notes repaid in cash during the period.

Change in fair value of debt decreased by $19,281, or 14%, and results from certain convertible notes and notes payable to Dr. Michael Dent that were extended in previous periods and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $1,086,383, or 89%, in 2019. Financing cost in 2018 arose from the excess of fair value of derivative instruments over net proceeds received from the July 2018 Private Placement transaction, as well as from the issuance of 12 convertible promissory notes with a floating conversion rate that gave rise to an ECF derivative instrument with a fair value greater than the face value of the notes. Financing cost in 2019 arose from the issuance of 11 convertible promissory notes with a floating conversion rate.

Amortization of original issue and debt discounts increased by $496,897, or 65%, in 2019 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2019.

Change in fair value of derivative financial instruments decreased by $777,963, or 733%, from a loss of $106,141 in 2018 to a gain of $671,822 in 2019. The 2018 loss related primarily to a $385,856 loss associated with the revaluation and reclassification to equity of derivatives associated with warrants issued in the July 2018 Private Placement. The 2019 gains result primarily from a decrease in the fair value of derivatives associated with floating-rate convertible notes payable.

Interest expense increased by $50,976, or 26%, in 2019 as a result of higher average balance on convertible notes and notes payable to related parties during 2019.

Total other expenses decreased by $499,100, or 18%, in 2019 primarily as a result of large financing costs in 2018 related to the July 2018 Private Placement transaction, a loss on the change in fair value of derivative financial instruments incurred in 2018 related to the July 2018 Private Placement transaction, and a large loss on debt extinguishment related to the extension of debt in 2018, offset in part by higher losses on debt extinguishment resulting primarily from the extension of convertible notes and related party notes and the conversion of convertible notes payable and higher amortization of discounts on convertible notes.

Net loss decreased by $262,236, or 5%, in 2019 primarily as a result of large financing costs in 2018 related to the July 2018 Private Placement transaction, a loss on the change in fair value of derivative financial instruments incurred in 2018 related to the July 2018 Private Placement transaction, a large loss on debt extinguishment related to the extension of debt in 2018, and profits generated by NCFM in 2019, offset in part by higher operating expenses due in part to the operations of NCFM in 2019.

Liquidity and Capital Resources

Going Concern

As of December 31, 2019, we had a working capital deficit of $4,906,041 and accumulated deficit $16,029,654. For the year ended December 31, 2019, we had a net loss of $5,528,599 and net cash used by operating activities of $2,362,851. Net cash used in investing activities was $475,056, comprised principally of the cash portion of paid for the acquisition of NCFM totaling $465,000 (net of cash acquired). Net cash provided by financing activities was $2,812,570, resulting principally from resulting principally from $2,175,000 net proceeds from the issuance of convertible notes and $1,658,986 proceeds from the sale of common stock.

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

As further discussed below in “Significant Liquidity Events,” in July 2018, we completed a Private Placement (the “July 2018 Private Placement”) and received net proceeds of $1,774,690. Moreover, in July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the years ended December 31, 2019 and 2018, we received $929,986 and $440,767, respectively, from the proceeds of the sale of 5,074,068 and 2,440,337 shares, respectively, pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be financed from (i) profits generated by NCFM and, upon completion of the acquisition, from Cura and AHP, and (ii) outside funding sources available to us, including the put rights associated with the Investment Agreement, issuance of convertible notes, sales of our common stock, and loans from related parties. We expect to repay our outstanding convertible notes, which have an aggregate face value of $2,335,994 as of December 31, 2019, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others, or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Significant Liquidity Events

Through December 31, 2019, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

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

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the years ended December 31, 2019 and 2018, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $929,986 (5,074,068 shares) and $440,523 (2,440,337 shares), respectively.

Other Sales of Common Stock

During 2018, we sold 3,534,891 shares of common stock in six separate private placement transactions. We received $417,500 in proceeds from the sales, which were transacted at share prices between $0.085 and $0.35 per share. In connection with these stock sales, we also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

During 2019, we sold 3,239,924 shares of common stock in eight separate private placement transactions. We received $670,000 in proceeds from the sales, which were transacted at share prices between $0.12 and $0.30 per share. In connection with these stock sales, we also issued 1,619,962 five-year warrants to purchase shares of common stock at exercise prices between $0.22 and $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

Convertible Notes Payable

As of December 31, 2019, we had outstanding convertible notes payable with aggregate face value of $2,335,994 maturing between July and December 2020, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Term
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2020
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2020
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2020
$357.5k Note - April 2019	357,500	10%	$0.20	December 31, 2020
$154k Note - June 2019	50,000	10%	39%	June 3, 2020
$136k Notes - July 2019	135,850	10%	25%	April 11, 2020
$78k Note III - July 2019	78,000	10%	39%	April 30, 2020
$230k Note - July 2019	230,000	10%	35%	July 18, 2020
$103.5k Note - August 2019	108,947	10%	25%	August 26, 2020
$142.5k Note - October 2019	142,500	10%	39%	October 1, 2020
$103k Note V - October 2019	103,000	10%	39%	August 15, 2020
$108.9k Note II - October 2019	108,947	10%	25%	October 30, 2020
$128.5k Note - October 2019	128,500	10%	39%	October 30, 2020
$103k Note VI - November 2019	103,000	10%	39%	September 15, 2020
$78.8k Note II - December 2019	78,750	10%	25%	December 5, 2020
	$2,335,994

During the year ended December 31, 2019, we repaid eight convertible notes payable with aggregate face value of $813,500 for total cash payments of $1,020,491 and holders converted principal in the amount of $533,000 on four other notes payable.

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

The capital from the July 2018 Private Placement was raised for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy. In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of Company common stock and $500,000 in a three-year performance-based payout.

Currently, we are focusing on acquiring profitable ACOs with a concentration on physician-based ACOs in Florida, the Southeast, Texas, New York and Michigan. ACOs’ objectives are to reduce patients’ healthcare costs while improving their health. Our initial targets are physician-based Florida Medicare ACOs. Profitable ACOs have shared savings, which are payments made by the Medicare governing body CMS to ACOs whose Medicare patients have aggregate total savings over the regional threshold for all Medicare patients in the territory and that meet CMS’ quality standards. Given HealthLynked’s goal to improve healthcare and reduce healthcare costs for all patients, we anticipate that the ACO acquisition model can help us expand both physician and patient utilization of the HealthLynked Network while continuing to add incremental revenue and profit from to our health services and ACO segments. To this end, on February 5, 2020, we entered into an Agreement and Plan of Merger to acquire Jacksonville, Florida-based CHM and its subsidiary AHP. CHM is a healthcare enablement company that empowers local providers to own and operate in a franchise-like model that extends their reach and capabilities to maximize revenue, deliver quality care and improve patient outcomes. CHM’s subsidiary AHP is an ACO with providers around the U.S. participating in the Medicare Shared Savings Program.

We plan to raise additional capital to fund our ongoing acquisition strategy. In addition, we have extended a significant portion of our outstanding debt until December 31, 2020. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and convertible notes payable held by Iconic Holdings LLC with an aggregate face value of $1,068,000 have been extended until December 31, 2020.

Historical Cash Flows

	Years Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(2,362,851)	$(2,356,186)
Investing Activities	(475,056)	(3,002)
Financing activities	2,812,570	2,444,960
Net increase (decrease) in cash	$(25,337)	$85,772

Operating Activities – During the year ended December 31, 2019, we used cash from operating activities of $2,362,851, as compared with $2,356,186 in the same period of 2018. The increase in cash usage resulted primarily from increased general and administrative expenses offset by positive cash flow from operations of $261,446 generated by NCFM after the acquisition and through December 31, 2019.

Investing Activities – During the year ended December 31, 2019, we used $465,000 for the acquisition of HCFM (net of $35,000 cash received). 2018 cash used in investing activities was comprised of acquisition of furniture and fixtures in the amount of $3,002.

Financing Activities – During the year ended December 31, 2019, we realized $1,658,986 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $2,175,000 net proceeds from the issuance of convertible notes, while making repayment on convertible notes payable of $1,020,491. During the year ended December 31, 2018, we realized $1,255,500 net proceeds from the issuance of convertible notes, $2,632,956 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $101,450 proceeds from related party loans, and $73,500 from notes payable. We also made repayments of $1,388,560 against convertible notes, $199,067 against notes payable, $9,000 against related party loans and $16,819 on capital lease obligations.

Exercise of Warrants and Options

During the year ended December 31, 2019, we generated $275 from the exercise of 2,745,757 warrants. There were no proceeds generated from the exercise of warrants or options during the year ended December 31, 2018.

Other Outstanding Obligations at December 31, 2019

Warrants

As of December 31, 2019, 47,056,293 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of December 31, 2019, 3,269,250 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows:

	Operating	Capital	Total
	Leases	Leases	Commitments
2020	$234,891	$4,587	$239,478
2021	75,019	—	75,019
2022	28,443	—	28,443
2023	—	—	—
Total lease payments	338,353	4,587	342,940
Less interest	(60,802)	(105)	(60,907)
Present value of lease liabilities	$277,551	$4,482	$282,033

Operating lease commitments relate to three leases in Naples, Florida. First, the Company entered into an operating lease for its NWC practice office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6,901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, the Company entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, the Company leases on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL used for Digital Services division administration. Monthly rent is approximately $3,300. Fourth, the Company leases approximately 3,700 square feet for its NCFM practice office in Naples, Florida. The lease commenced on April 5, 2019 and expires May 30, 2022. Base rent for the first full year of the lease term is $66,825 per annum with scheduled increases in years two and three.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthLynked Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 30, 2020

HEALTHLYNKED CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$110,441	$135,778
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of December 31, 2019 and 2018, respectively	83,251	114,884
Inventory	70,460	—
Prepaid expenses	119,328	28,542
Deferred offering costs	19,203	96,022
Total Current Assets	402,683	375,226

Property, plant and equipment, net of accumulated depreciation of $749,316 and $752,173 as of December 31, 2019 and 2018, respectively	513,788	42,597
Goodwill and intangible assets, net of accumulated amortization of $5,908 and $0 as of December 31, 2019 and 2018, respectively	1,336,958	—
ROU lease assets and deposits	293,125	9,540

Total Assets	$2,546,554	$427,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$836,465	$394,333
Capital lease, current portion	—	19,877
Lease liability, current portion	201,523	—
Due to related party, current portion	493,457	429,717
Notes payable to related party, current portion	743,955	672,471
Convertible notes payable, net of original issue discount and debt discount of $777,668 and $386,473 as of December 31, 2019 and 2018, respectively	1,542,036	1,042,314
Contingent acquisition consideration	500,000	—
Derivative financial instruments	991,288	800,440
Total Current Liabilities	5,308,724	3,359,152

Long-Term Liabilities
Capital leases, long-term portion	—	3,058
Lease liability, long term portion	80,510	—

Total Liabilities	5,389,234	3,362,210

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 109,894,490 and 85,178,902 shares issued and outstanding as of December 31, 2019 and 2018, respectively	10,990	8,518
Common stock issuable, $0.0001 par value; 1,047,904 and 114,080 shares as of
December 31, 2019 and 2018, respectively	159,538	26,137
Additional paid-in capital	13,016,446	7,531,553
Accumulated deficit	(16,029,654)	(10,501,055)
Total Shareholders’ Deficit	(2,842,680)	(2,934,847)

Total Liabilities and Shareholders’ Deficit	$2,546,554	$427,363

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue
Patient service revenue, net	$4,018,818	$2,259,002

Operating Expenses
Practice salaries and benefits	2,393,954	1,446,243
Other practice operating costs	1,845,070	916,408
General and administrative	2,915,419	2,844,715
Depreciation and amortization	73,385	23,782
Total Operating Expenses	7,227,828	5,231,148

Loss from operations	(3,209,010)	(2,972,146)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	(1,229,777)	(393,123)
Change in fair value of debt	(121,508)	(140,789)
Financing cost	(135,528)	(1,221,911)
Amortization of original issue and debt discounts on notes payable and convertible notes	(1,260,513)	(763,616)
Change in fair value of derivative financial instrument	671,822	(106,141)
Interest expense	(244,085)	(193,109)
Total other expenses	(2,319,589)	(2,818,689)

Net loss before provision for income taxes	(5,528,599)	(5,790,835)

Provision for income taxes	—	—

Net loss	$(5,528,599)	$(5,790,835)

Net loss per share, basic and diluted:
Basic	$(0.06)	$(0.07)
Fully diluted	$(0.06)	$(0.07)

Weighted average number of common shares:
Basic	99,059,677	78,816,272
Fully diluted	99,059,677	78,816,272

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2017	72,302,937	7,230	8,276	2,638,311	(4,705,230)	(2,051,413)

Sale of common stock	9,875,228	988	—	2,450,180	—	2,451,168
Fair value of warrants allocated to proceeds of common stock	—	—	—	181,788	—	181,788
Fair value of shares issued with convertible notes payable	35,000	4	—	5,593	—	5,597
Fair value of warrants issued to extend convertible notes payable	—	—	—	229,900	—	229,900
Fair value of warrants issued to retire convertible notes payable	—	—	—	143,014	—	143,014
Conversion of convertible notes payable to common stock	384,839	38	—	42,173	—	42,211
Derivative liabilities transferred to additional paid-in capital	—	—	—	2,846,921	—	2,846,921
Fair value of warrants issued for professional services	—	—	—	296,447	—	296,447
Consultant fees payable with common shares and warrants	277,147	28	17,869	31,659	—	49,556
Fair value of warrants issued to extend related party notes payable	—	—	—	337,467	—	337,467
Shares and options issued pursuant to employee equity incentive plan	403,750	40	(8)	102,598	—	102,630
Sale of common stock initially allocated to derivative financial instruments	—	—	—	(1,774,298)	—	(1,774,298)
Exercise of stock warrants	2,000,001	200	—	(200)	—	—
Repurchase and retirement of treasury shares	(100,000)	(10)	—	—	(4,990)	(5,000)
Net loss	—	—	—	—	(5,790,835)	(5,790,835)

Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

Acquisition of Hughes Center for Functional Medicine	3,968,254	397	—	999,603	—	1,000,000
Sale of common stock	8,313,992	832	59,000	1,444,504	—	1,504,336
Fair value of warrants allocated to proceeds of common stock	—	—	—	154,650	—	154,650
Shares issued with convertible notes payable	140,500	14	—	28,303	—	28,317
Fair value of warrants allocated to proceeds of convertible notes payable	—	—	—	225,323	—	225,323
Fair value of warrants issued and modifications of beneficial conversion feature to extend convertible notes payable	—	—	—	1,046,399	—	1,046,399
Conversion of convertible notes payable to common stock	6,332,893	633	—	1,218,922	—	1,219,555
Fair value of warrants issued for professional services	—	—	—	54,257	—	54,257
Consultant fees payable with common shares and warrants	560,000	56	67,240	108,026	—	175,322
Shares and options issued pursuant to employee equity incentive plan	349,063	35	7,161	206,336	—	213,532
Exercise of stock options	113,141	11	—	(11)	—	—
Exercise of stock warrants	4,937,745	494	—	(219)	—	275
Repurchase of treasury stock	—	—	—	(1,200)	—	(1,200)
Net loss	—	—	—	—	(5,528,599)	(5,528,599)

Balance at December 31, 2019	109,894,490	10,990	159,538	13,016,446	(16,029,654)	(2,842,680)

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(5,528,599)	$(5,790,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,385	23,782
Stock based compensation, including amortization of prepaid fees	519,930	474,231
Amortization of original issue discount and debt discount on convertible notes	1,260,513	763,616
Financing cost	135,528	1,221,911
Change in fair value of derivative financial instruments	(671,822)	106,141
Loss on extinguishment of debt	1,229,777	393,123
Change in fair value of debt	121,508	140,789
Changes in operating assets and liabilities:
Accounts receivable	31,633	(1,535)
Inventory	1,654	—
Prepaid expenses and deposits	(96,696)	53,350
ROU lease assets	282,372	—
Accounts payable and accrued expenses	492,212	193,400
Lease liability	(278,017)	—
Due to related party, current portion	63,771	65,841
Net cash used in operating activities	(2,362,851)	(2,356,186)

Cash Flows from Investing Activities
Acquisition of property and equipment	(10,056)	(3,002)
Acquisition, net of cash acquired	(465,000)	—
Net cash used in investing activities	(475,056)	(3,002)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,658,986	2,632,956
Proceeds from exercise of warrants	275	—
Proceeds from issuance of convertible notes	2,175,000	1,255,500
Repayment of convertible notes	(1,020,491)	(1,388,560)
Proceeds from related party loans	—	101,450
Repayment of related party loans	—	(9,000)
Proceeds from notes payable and bank loans	—	73,500
Repayment of notes payable and bank loans	—	(199,067)
Payments on capital leases	—	(16,819)
Repurchase and retirement of treasury stock	(1,200)	(5,000)
Net cash provided by financing activities	2,812,570	2,444,960

Net (decrease) increase in cash	(25,337)	85,772
Cash, beginning of period	135,778	50,006

Cash, end of period	$110,441	$135,778

(continued)

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,126	$79,844
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$1,870,234	$1,848,098
Common stock issuable issued during period	$35	$13,799
Fair value of warrants issued for professional service	$54,257	$130,306
Conversion of convertible note payable to common shares	$1,219,555	$62,036
Fair value of common shares issued with convertible notes payable	$28,318	$5,593
Cashless exercise of options and warrants	$230	$200
Adoption of lease obligation and ROU asset	$560,050	$—
Fair value of shares issued as acquisition consideration	$1,000,000	$—
Value of contingent acquisition consideration	$500,000	$—
Fair value of warrants issued and modifications of beneficial conversion feature to extend convertible notes payable	$703,267	$229,902
Fair value of warrants issued to extend related party notes payable	$274,801	$337,466
Fair value of warrants issued to extinguish convertible notes payable	$—	$143,014
Derivative liabilities written off with repayment of convertible notes payable	$608,390	$1,102,882
Derivative liabilities written off at end of warrant repricing period	$—	$2,783,372
Derivative liabilities reclassified into additional paid in capital for convertible notes payable conversion into shares	$—	$63,549
Fair value of warrants allocated to proceeds of fixed convertible notes payable	$225,323	$—

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of and December 31, 2019 and 2018, the Company’s gross accounts receivable were $174,531 and $244,956, respectively, and net accounts receivable were $83,251 and $114,884, respectively, based upon net reporting of accounts receivable. As of December 31, 2019 and 2018, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

Leases

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as ROU assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s consolidated balance sheets.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Adoption of ASU 2016-02 had an impact of $277,678 and $282,033 on the Company’s assets and liabilities, respectively, and had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s consolidated statements of cash flows.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the years ended December 31, 2019 or 2018.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of December 31, 2019 or 2018.

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

DECEMBER 31, 2019 AND 2018

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

Fair Value of Assets and Liabilities

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards have established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

●	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities;

●	Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data;

●	Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

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

DECEMBER 31, 2019 AND 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the year ended December 31, 2019, since the Company has sustained a loss for the period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards (including the year ended December 31, 2019) and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2019 and 2018, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2019 and 2018, potentially dilutive securities were comprised of (i) 47,056,293 and 46,161,463 warrants outstanding, respectively, (ii) 3,269,250 and 3,707,996 stock options outstanding, respectively, (iii) 23,210,423 and 15,517,111 shares issuable upon conversion of convertible notes, respectively, and (iv) 332,500 and 540,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of December 31, 2019, the Company had a working capital deficit of $4,906,041 and accumulated deficit $16,029,654. For the year ended December 31, 2019, the Company had a net loss of $5,528,599 and net cash used by operating activities of $2,362,851. Net cash used in investing activities was $475,056. Net cash provided by financing activities was $2,812,570, resulting principally from resulting principally from $2,175,000 net proceeds from the issuance of convertible notes and $1,658,986 proceeds from the sale of common stock.

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

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The Company intends that the cost of implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining existing and expanding overhead and administrative costs, will be financed from (i) profits generated by NCFM and, upon completion of the acquisition, from Cura and AHP, and (ii) outside funding sources, including the put rights associated with the Investment Agreement, issuance of convertible notes, sales of common stock, and loans from related parties. The Company expects to repay our outstanding convertible notes, which have an aggregate face value of $2,335,994 as of December 31, 2019, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted under the Investment Agreement, sales of equity, loans from related parties and others, or through the conversion of convertible notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 4 – ACQUISITION (CONTINUED)

The amounts of revenue and net income of HCFM included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2019 are as follows:

Revenue	$2,061,032
Net income	$152,981

The following represents the pro forma consolidated income statement as if HCFM had been included in the consolidated results of the Company for the entire years ending December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018

Revenue	$4,914,468	$5,282,346
Net loss	(5,457,676)	(5,564,186)

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

This fair value of the warrants described above was recorded as a deferred offering cost and is being amortized over the period during which the Company can access the financing, which begins the day after a registration statement registering shares underlying the Investment Agreement is declared effective by the United States Securities and Exchange Commission (the “SEC”), and ends 3 years from that date. On May 15, 2017, the SEC declared effective a registration statement registering shares underlying the Investment Agreement. During the years ended December 31, 2019 and 2018, the Company recognized $51,208 and $51,208, respectively, in general and administrative expense related to the cost of the warrants.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 5 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES (CONTINUED)

Prepaid Expenses

On June 6, 2018, the Company granted three-year warrants to purchase 600,000 shares at an exercise price of $0.15 per share to two advisors for services to be provided over a six-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $94,844, with the following assumptions: risk-free interest rate of 2.65%, expected life of 3 years, volatility of 286.98%, and expected dividend yield of zero. During the years ended December 31, 2019 and 2018, the Company recognized $-0- and $94,844, respectively, in general and administrative expense related to the cost of these warrants.

On December 6, 2018, the Company granted additional three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants was calculated using the Black-Scholes pricing model at $35,462, with the following assumptions: risk-free interest rate of 2.76%, expected life of 3 years, volatility of 285.22%, and expected dividend yield of zero. During the years ended December 31, 2019 and 2018, the Company recognized $25,612 and $9,850, respectively, in general and administrative expense related to the cost of these warrants.

During December 2019, the Company completed stock subscription agreements totaling $59,000 for the sale of 479,762 shares of common stock. The funds were received and shares were issued in January and February 2020.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Capital lease equipment	$251,752	$343,492
Medical equipment	482,229	—
Telephone equipment	12,308	12,308
Furniture, transport and office equipment	516,815	438,970

Total property, plant and equipment	1,263,104	794,770
Less: accumulated depreciation	(749,316)	(752,173)

Property, plant and equipment, net	$513,788	$42,597

Depreciation expense during the years ended December 31, 2019 and 2018 was $67,477 and $23,782, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Medical database	$1,230,000	$—
Website	41,000	—

Total intangible assets	1,271,000	—
Less: accumulated amortization	(5,908)	—

Intangible assets, net	1,265,092
Plus: goodwill	71,866

Goodwill and intangible assets, net	$1,336,958	$—

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

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

Amortization expense in the years ended December 31, 2019 and 2018 was $5,908 and $-0-, respectively. No impairment charges were recognized related to goodwill and intangible assets in the years ended December 31, 2019 or 2018.

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of December 31, 2019 and 2018 were comprised of the following:

	December 31,
	2019	2018
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	192,857	129,117
Total due to related party	493,457	429,717

Notes payable to related party:
Notes payable to Dr. Michael Dent, current portion	$743,955	$672,471

Dr. Michael Dent

Our founder and CEO, Dr. Michael Dent, has made loans to the Company from time to time in the form of unsecured promissory notes payable. The carrying values of notes payable to Dr. Dent as of December 31, 2019 and 2018 were as follows:

		Interest	December 31,
Inception Date	Maturity Date	Rate	2019		2018
January 12, 2017	December 31, 2020	10%	$38,378	*	$40,560
January 18, 2017	December 31, 2020	10%	21,904	*	23,165
January 24, 2017	December 31, 2020	10%	54,696	*	57,839
February 9, 2017	December 31, 2020	10%	32,715	*	34,586
April 20, 2017	December 31, 2020	10%	10,754	*	11,357
June 15, 2017	December 31, 2020	10%	34,560	*	36,464
August 17, 2017	December 31, 2020	10%	20,997	*	20,000
August 24, 2017	December 31, 2020	10%	39,312	*	37,500
September 7, 2017	December 31, 2020	10%	36,586	*	35,000
September 21, 2017	December 31, 2020	10%	27,621	*	26,500
September 29, 2017	December 31, 2020	10%	12,487	*	12,000
December 21, 2017	December 31, 2020	10%	14,318	*	14,000
January 8, 2018	December 31, 2020	10%	76,415	*	75,000
January 11, 2018	December 31, 2020	10%	9,164	*	9,000
January 26, 2018	December 31, 2020	10%	17,712	*	17,450
January 3, 2014	December 31, 2020	10%	296,336	*	222,050

			$743,955		$672,471

* Denotes that note payable is reflected at fair value

Interest accrued on the above unsecured promissory notes as of December 31, 2019 and 2018 was $192,888 and $129,117, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

On February 12, 2018, the Company issued a five-year warrant to purchase 6,678,462 shares of common stock at an exercise price of $0.065 per share to Dr. Dent (the “2018 Warrant”) as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to a third party before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The fair value of the warrant was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2018, Dr. Dent agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments at the time of extinguishment. The change in fair value of the reissued debt instruments subsequent to the reissuance date, which is included on the statement of operations in “Change in fair value of debt,” was $24,098 and $15,029 in the years ended December 31, 2019 and 2018, respectively.

On July 18, 2018, in connection with a $2,000,000 private placement by a third-party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019 for no additional consideration.

On December 31, 2019, Dr. Dent agreed to further extend the maturity date on all of the above notes until December 31, 2020 in exchange for (i) a new five-year warrant to purchase 1,157,143 shares of common stock at an exercise price of $0.014 per share, and (ii) an extension of the expiration date on the 2018 Dr. Dent Warrant from February 12, 2023 to January 1, 2025. The fair value of the warrant was calculated using the Black-Scholes pricing model at $133,943, with the following assumptions: risk-free interest rate of 1.69%, expected life of 5 years, volatility of 119.72%, and expected dividend yield of zero. The incremental fair value of the extended 2018 Dr. Dent Warrant was $66,572, being the excess Black-Scholes fair value of the warrant immediately after the change in terms over the Black-Scholes fair value immediately before the change in terms. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $247,871, equal to the fair value of the warrant consideration of $200,515, plus the excess of $47,356 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments at the time of extinguishment. There was no change in fair value of the reissued debt instruments subsequent to the reissuance date, since the extinguishment transaction occurred on December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company paid Dr. Dent’s spouse $139,423 and $150,577, respectively, in consulting fees pursuant to a consulting agreement.

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the years ended December 31, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $18,360, respectively, pursuant to this agreement.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During years ended December 31, 2019 and 2018, the Company recognized general and administrative expense in the amount of $-0- and $12,500, respectively, pursuant to this agreement. On July 1, 2018 the Company and MOD signed a marketing and service agreement pursuant to which the Company will include MOD offering as part of its product offering to physicians and the Company will receive 8% of revenue for new sales related to MOD products sold through the HealthLynked Network.

Stock Repurchase

On October 3, 2018, the Company bought back 100,000 shares of common stock from a shareholder for a total purchase price of $5,000. The shares were retired. The selling shareholder was the brother of our CEO Dr. Michael Dent.

On August 28, 2019, the Company bought back 15,000 shares of common stock from a shareholder for a total purchase price of $1,200. The selling shareholder was a former employee.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 – LEASES

The Company has two operating leases for office space and equipment that expire in July 2020 and a separate operating lease for office space that expires in May 2022. The Company’s weighted-average remaining lease term relating to its operating leases is 1.4 years, with a weighted-average discount rate of 18.88%.

The Company is also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 and expiring in March 2020. The Company’s weighted-average remaining lease term relating to its financing lease is 0.2 years, with a weighted-average discount rate of 9.38%. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2019:

	As of December 31, 2019
	Operating	Financing	Total
	Leases	Leases	Leases
Lease assets	$273,196	$4,482	$277,678

Lease liabilities
Lease liabilities (short term)	$197,041	$4,482	$201,523
Lease liabilities (long term)	80,510	—	80,510
Total lease liabilities	$277,551	$4,482	$282,033

The Company incurred lease expense of $343,894 for the year ended December 31, 2019, of which $325,546 related to operating leases and $18,348 related to financing leases.

Maturities of operating and capital lease liabilities were as follows as of December 31, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2020	$234,891	$4,587	$239,478
2021	75,019	—	75,019
2022	28,443	—	28,443
2023	—	—	—
Total lease payments	338,353	4,587	342,940
Less interest	(60,802)	(105)	(60,907)
Present value of lease liabilities	$277,551	$4,482	$282,033

NOTE 10 – NOTES PAYABLE

On December 20, 2017, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) pursuant to which the Company received an advance of $75,000 before closing fees (the “December 2017 MCA”). The Company was required to repay the advance, which acts like an ordinary note payable, at the rate of $4,048 per week until the balance of $102,000 was repaid. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the year ended December 31, 2018, the Company made installment payments of $89,048 on the December 2017 MCA. The December 2017 MCA was repaid on June 1, 2018. During the year ended December 31, 2018, the Company recognized amortization of the discount in the amount of $26,881, including $2,267 recognized to amortize the remaining discount at retirement.

On June 1, 2018, the Company entered into an MCA pursuant to which the Company received an advance of $75,000 before closing fees (the “December 2018 MCA”). The Company was required to repay the advance at the rate of $4,048 per week until the balance of $102,000 has been repaid in November 2018. At inception, the Company recognized a note payable in the amount of $102,000 and a discount against the note payable of $28,500. The discount was being amortized over the life of the instrument. During the year ended December 31, 2018, the Company recognized amortization of the discount in the amount of $28,500. The December 2018 MCA was repaid in full in November 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2019 and 2018 were comprised of the following:

	December 31,
	2019		2018

$550k Note - July 2016	$548,010	*	$594,813
$50k Note - July 2016	56,866	*	60,312
$111k Note - May 2017	118,606	*	125,190
$171.5k Note - October 2017	—		186,472
$103k Note I - October 2018	—		103,000
$103k Note II - November 2018	—		103,000
$153k Note - November 2018	—		153,000
$103k Note III - December 2018	—		103,000
$357.5k Note - April 2019	328,728	*	—
$154k Note - June 2019	50,000		—
$136k Notes - July 2019	135,850		—
$78k Note III - July 2019	78,000		—
$230k Note - July 2019	230,000		—
$108.9k Note - August 2019	108,947		—
$142.5k Note - October 2019	142,500		—
$103k Note V - October 2019	103,000		—
$108.9k Note II - October 2019	108,947		—
$128.5k Note - October 2019	128,500		—
$103k Note VI - November 2019	103,000		—
$78.8k Note II - December 2019	78,750		—
	2,319,704		1,428,787
Less: unamortized discount	(777,668)		(386,473)
Convertible notes payable, net of original issue discount and debt discount	$1,542,036		$1,042,314

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense and amortization of debt discount recognized on each convertible note outstanding during the years ended December 31, 2019 and 2018 were as follows:

	Interest Expense		Amortization of Debt Discount
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018

$550k Note - July 2016	$33,000	$33,090	$—	$—
$50k Note - July 2016	5,000	5,014	—	—
$111k Note - May 2017	16,537	16,537	—	6,931
$53k Note - July 2017	—	116	—	1,520
$35k Note - September 2017	—	614	—	7,972
$55k Note - September 2017	—	1,085	—	10,849
$53k Note II - October 2017	—	1,568	—	20,443
$171.5k Note - October 2017	1,786	17,150	—	140,875
$57.8k Note - January 2018	—	3,786	—	37,925
$112.8k Note - February 2018	—	5,746	—	57,456
$83k Note - February 2018	—	4,184	—	41,841
$105k Note - March 2018	—	5,121	—	51,205
$63k Note I - April 2018	—	3,124	—	39,594
$57.8k Note II - April 2018	—	2,895	—	28,954
$90k Note - April 2018	—	3,156	—	31,562
$53k Note III - April 2018	—	2,657	—	33,794
$68.3k Note - May 2018	—	3,366	—	33,566
$37k Note - May 2018	—	1,815	—	18,145
$63k Note II - May 2018	—	3,107	—	31,240
$78.8k Note - May 2018	—	3,938	—	38,836
$103k Note I - October 2018	2,653	2,088	33,972	26,744
$103k Note II - November 2018	3,584	1,383	44,952	17,344
$153k Note - November 2018	7,008	1,761	91,451	23,538
$103k Note III - December 2018	4,261	790	42,611	7,901
$78k Note I - January 2019	3,889	—	52,000	—
$78k Note II - January 2019	3,868	—	47,858	—
$103k Note III - April 2019	5,108	—	56,323	—
$104.5k Note - April 2019	5,768	—	58,246	—
$104.5k Note II - April 2019	5,325	—	53,107	—
$357.5k Note - April 2019	33,550	—	257,821	—
$103k Note IV - May 2019	4,120	—	63,118	—
$154k Note - June 2019	8,526	—	85,027	—
$67.9k Note I - July 2019	3,220	—	34,765	—
$67.9k Note II - July 2019	3,220	—	34,765	—
$78k Note III - July 2019	3,590	—	45,343	—
$230k Note - July 2019	10,460	—	104,317	—
$108.9k Note - August 2019	3,791	—	31,560	—
$142.5k Note - October 2019	1,366	—	35,430	—
$103k Note V - October 2019	2,568	—	28,213	—
$108.9k Note II - October 2019	1,851	—	14,805	—
$128.5k Note - October 2019	2,183	—	21,768	—
$103k Note VI - November 2019	1,609	—	17,989	—
$78.8k Note II - December 2019	626	—	5,072	—

	$178,464	$124,090	$1,260,513	$708,235

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of December 31, 2019 and 2018 are comprised of the following:

	Unamortized Discount as of December 31,
	2019	2018
$103k Note I - October 2018	$—	$76,256
$103k Note II - November 2018	—	85,656
$153k Note - November 2018	—	129,462
$103k Note III - December 2018	—	95,099
$154k Note - June 2019	21,175	—
$67.9k Note - July 2019	20,497	—
$67.9k Note II - July 2019	20,497	—
$78k Note III - July 2019	32,657	—
$230k Note - July 2019	125,684	—
$103.5k Note - August 2019	59,392	—
$142.5k Note - October 2019	107,070	—
$103k Note V - October 2019	70,686	—
$108.9k Note II - October 2019	72,592	—
$128.5k Note - October 2019	106,732	—
$103k Note VI - November 2019	81,740	—
$78.8k Note II - December 2019	58,946	—

	$777,668	$386,473

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the years ended December 31, 2019 and 2018 and the fair value as of the years then ended on such instruments were as follows:

	Change in Fair Value of Debt		Fair Value of Debt as of
	Year Ended December 31,		December 31,
	2019	2018	2019	2018
$550k Note - July 2016	$70,285	$96,787	$548,010	$594,813
$50k Note - July 2016	7,125	13,257	56,866	60,312
$111k Note - May 2017	14,789	10,474	118,606	125,190
$171.5k Note - October 2017	1,781	5,241	—	186,472
$104.5k Note II - April 2019	3,431	—	—	—

	$97,411	$125,759	$723,482	$966,787

Extensions of Iconic Convertible Notes Payable – December 2019

Between 2016 and 2019, the Company issued and amended certain terms and conditions of the following convertible notes payable to Iconic Holdings, LLC (“Iconic”): a 6% fixed convertible secured promissory note dated July 7, 2016 with a face value of $550,000 (the “$550k Note”), a 10% fixed convertible commitment fee promissory note dated July 7, 2016 with a face value of $50,000 (the “$50k Note”), a 10% fixed convertible secured promissory note dated May 22, 2017 with a face value of $111,000 (the “$111k Note”), and a 10% fixed convertible note dated April 15, 2019 with a face value of $357,500 (the “$357.5k Note”). During the years ended December 31, 2018 and 2019, the terms and conditions of the above notes were amended as described below.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 28, 2018, in exchange for a five-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.05 per share, Iconic and the Company agreed to extend the maturity date from January 22, 2018 until July 11, 2018. The fair value of the warrants using Black/Scholes was $10,199 with the following assumptions: risk-free interest rate of 2.59%, expected life of 5 years, volatility of 578.45%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $19,014 and the $111k Note was subsequently carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.”

On July 11, 2018, Iconic and the Company entered into an Amendment agreement related to the $550k Note, the $50k Note and the $111k Note, pursuant to which the holder agreed to extend the maturity date of the three notes until July 31, 2019 in exchange for (i) a three-year warrant to purchase 200,000 of our common shares at an exercise price of $0.25, and (ii) a three-year warrant to purchase 300,000 of our common shares at an exercise price of $0.50. The fair value of the warrants using Black/Scholes was $133,019 with the following assumptions: risk-free interest rate of 2.67%, expected life of 3 years, volatility of 287.57%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $90,624.

On July 13, 2018, Iconic and the Company entered into a second Amendment agreement, pursuant to which the holder agreed to further extend the maturity date of the $550k Note, the $50k Note and the $111k Note until December 31, 2019 in exchange for (i) three-year warrant to purchase 175,000 of our common shares at an exercise price of $0.25, and (ii) three-year warrant to purchase 75,000 of our common shares at an exercise price of $0.50. The fair value of the warrants using Black/Scholes was $60,401 with the following assumptions: risk-free interest rate of 2.66%, expected life of 3 years, volatility of 287.77%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $42,777.

On December 31, 2019, Iconic and the Company agreed to extend the maturity date of the $550k Note, the $50k Note, the $111k Note and the $357.5k Note until December 31, 2020 in exchange for (i) a new five-year warrant to Iconic to purchase 1,907,143 shares at an exercise price of $0.14 per share, (ii) extension of the expiration date on 12,586,111 warrants held by Iconic until January 1, 2025, (iii) repricing of the exercise price 3,508,333 warrants held by Iconic from various prices above $0.50 to $0.25, (iv) a reduction of the conversion price of the $111k Note from $0.35 to $0.15 and of the $357.5k Note from $0.20 to $0.15, and (v) the Company agreed to allow a one-time conversion of up to $30,000 on the $111k Note at a reduced conversion rate.

The fair value of consideration issued was calculated as follows: (i) the new warrant was calculated using the Black-Scholes pricing model at $220,758, (ii) the incremental fair value of the extended warrants was $395,158 and the incremental fair value of the repriced warrants was $87,351, being the excess of the fair value of the warrants immediately after the change in terms over the fair value immediately before the change in terms, (iii) the incremental fair value of the reduction in conversion price, which represented a change to the beneficial conversion feature, was $142,617, being the excess of the fair value of the conversion feature immediately after the change in terms over the fair value immediately before the change in terms, and (iv) the one-time conversion feature was valued using the Black-Scholes pricing model at $29,642. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $697,722, equal to the fair value of the consideration issued of $875,526, less the excess of $177,804 of the carrying value of the existing debt instruments at the time of extinguishment over the fair value of the reissued debt instruments. As a result of the agreement, the $357.5k Note will subsequently be carried at fair value and revalued at each period end. The $550k Note, the $50k Note and the $111k Note were already carried at fair value due to previous extinguishment and reissuance transactions. There was no change in fair value of the reissued debt instruments subsequent to the reissuance date, since the extinguishment transaction occurred on December 31, 2019.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000. The $550k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share, or 6,875,000 of the Company’s common shares, and is secured by all of the Company’s assets. The Company received $500,000 net proceeds from the note after a $50,000 original issue discount. The $550k Note matures on December 31, 2020. The discount from the original issue discount, warrants and embedded conversion feature (“ECF”) associated with the $550k Note was amortized over the original life of the note. The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.”

Convertible Note Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000. The $50k Note matures on December 31, 2020. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share, or 500,000 of the Company’s common shares. The $50k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.”

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.15 per share, or 740,000 of the Company’s common shares, and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share. The $111k Note matures on December 31, 2020.

Convertible Note Payable ($53,000) – July 2017

On July 10, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note”). On January 8, 2018, the Company prepaid the balance on the $53k Note, including accrued interest, for a one-time cash payment of $74,922. In connection with the repayment, the Company recognized a gain on debt extinguishment of $16,188, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($35,000) – September 2017

On September 7, 2017, the Company entered into a securities purchase agreement for the sale of a $35,000 convertible note (the “$35k Note”). On March 5, 2018, the Company prepaid the balance on the $35k Note, including accrued interest, for a one-time cash payment of $49,502. In connection with the repayment, the Company recognized a gain on debt extinguishment of $11,778, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($55,000) – September 2017

On September 11, 2017, the Company entered into a securities purchase agreement for the sale of a $55,000 convertible note (the “$55k Note”). On March 13, 2018, the Company prepaid the balance on the $55k Note, including accrued interest, for a one-time cash payment of $85,258. In connection with the repayment, the Company recognized a gain on debt extinguishment of $14,763, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($53,000) – October 2017

On October 23, 2017, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note II”) to PULG. On April 18, 2018, the Company prepaid the balance on the $53k Note II, including accrued interest, for a one-time cash payment of $75,000. In connection with the repayment, the Company recognized a gain on debt extinguishment of $16,865, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($171,500) – October 2017

On October 27, 2017, the Company entered into a securities purchase agreement for the sale of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. The $171.5k Note included a $21,500 original issue discount, for net proceeds of $150,000. On October 31, 2018, the holder of the $171.5k Note agreed to extend the maturity date from the original date of October 26, 2018 until December 31, 2019 in exchange for (i) a three-year warrant to purchase 75,000 shares of Company common stock at an exercise price of $0.25 per share, and (ii) a three-year warrant to purchase 25,000 shares of Company common stock at an exercise price of $0.50 per share. The fair value of the warrants using Black/Scholes was $26,282 with the following assumptions: risk-free interest rate of 2.93%, expected life of 3 years, volatility of 291.52%, and expected dividend yield of zero. The issuance of the warrants in exchange for the maturity extension was treated as an extinguishment and reissuance of existing debt pursuant to the guidance of ASC 470-50. Accordingly, the $171.5k Note was carried at fair value subsequent to the extinguishment date and is revalued at each period end.

On February 7, 2019, the holder of the $171.5k Note converted the entire principal balance of $171,500 into 2,512,821 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $139,798, representing the excess of the fair value of the shares issued at conversion over the carrying value of the host instrument and the bifurcated conversion feature at the time of conversion.

Convertible Note Payable ($57,750) – January 2018

On January 2, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$58k Note”). The transaction closed on January 3, 2018. The $58k Note included a $5,250 original issue discount and $2,500 fee for net proceeds of $50,000. The $58k Note had an interest rate of 10% and a default interest rate of 18% and was scheduled to mature on January 2, 2019. The $58k Note was convertible into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to 28% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date. On June 26, 2018, the holder agreed, without consideration, to reduce the discount to 28% of the volume weighted average price of the Company’s common stock for the 10 days prior to the conversion date. During the year ended December 31, 2018, the holder converted the entire principal balance of $57,750, as well as accrued interest in the amount of $3,786, into 384,839 shares of Company common stock.

Convertible Note Payable ($112,750) – February 2018

On February 2, 2018, the Company entered into a securities purchase agreement for the sale of a $112,750 convertible note (the “$113k Note”). On August 7, 2018, the Company prepaid the balance on the $113k Note, including accrued interest, for a one-time cash payment of $151,536. In connection with the extinguishment, the Company also issued the holder a 3-year warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.25. The fair value of the warrant was $50,614. In connection with the repayment, the Company recognized a gain on debt extinguishment of $2,014, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount and fair value of the warrant issued, in the year ended December 31, 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($83,000) – February 2018

On February 13, 2018, the Company entered into a securities purchase agreement for the sale of a $83,000 convertible note (the “$83k Note”). On August 16, 2018, the Company prepaid the balance on the $83k Note, including accrued interest, for a one-time cash payment of $111,596. In connection with the extinguishment, the Company also issued the holder a 5-year warrant to purchase 237,143 shares of Company common stock at an exercise price of $0.35. The fair value of the warrant was $92,400. In connection with the repayment, the Company recognized a loss on debt extinguishment of $51,251, equal to the excess of the payment amount and fair value of the warrant issued over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($105,000) – March 2018

On March 5, 2018, the Company entered into a securities purchase agreement for the sale of a $105,000 convertible note (the “$105k Note”). On August 30, 2018, the Company prepaid the balance on the $105k Note, including accrued interest, for a one-time cash payment of $140,697. In connection with the repayment, the Company recognized a gain on debt extinguishment of $51,804, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($63,000) – April 2018

On April 2, 2018, the Company entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note”). On September 28, 2018, the Company prepaid the balance on the $63k Note, including accrued interest, for a one-time cash payment of $89,198. In connection with the repayment, the Company recognized a gain on debt extinguishment of $25,856, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($57,750) – April 2018

On April 16, 2018, the Company entered into a securities purchase agreement for the sale of a $57,750 convertible note (the “$57.8k Note II”). On October 16, 2018, the Company prepaid the balance on the $57.8k Note II, including accrued interest, for a one-time cash payment of $81,850. In connection with the repayment, the Company recognized a gain on debt extinguishment of $24,427, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($90,000) – April 2018

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $90,000 convertible note (the “$90k Note”). On August 24, 2018, the Company prepaid the balance on the $90k Note, including accrued interest, for a one-time cash payment of $119,240. In connection with the repayment, the Company recognized a gain on debt extinguishment of $38,508, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($53,000) – April 2018

On April 18, 2018, the Company entered into a securities purchase agreement for the sale of a $53,000 convertible note (the “$53k Note III”). On October 18, 2018, the Company prepaid the balance on the $53k Note III, including accrued interest, for a one-time cash payment of $75,039. In connection with the repayment, the Company recognized a gain on debt extinguishment of $20,945, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($68,250) – May 2018

On May 3, 2018, the Company entered into a securities purchase agreement for the sale of a $68,250 convertible note (the “$68.3k Note”). On October 30, 2018, the Company prepaid the balance on the $68.3k Note, including accrued interest, for a one-time cash payment of $91,644. In connection with the repayment, the Company recognized a gain on debt extinguishment of $36,420, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($37,000) – May 2018

On May 7, 2018, the Company entered into a securities purchase agreement for the sale of a $37,000 convertible note (the “$37k Note”). On November 2, 2018, the Company prepaid the balance on the $37k Note, including accrued interest, for a one-time cash payment of $49,144. In connection with the repayment, the Company recognized a gain on debt extinguishment of $18,579, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($63,000) – May 2018

On May 9, 2018, the Company entered into a securities purchase agreement for the sale of a $63,000 convertible note (the “$63k Note II”). On November 5, 2018, the Company prepaid the balance on the $63k Note II, including accrued interest, for a one-time cash payment of $89,198. In connection with the repayment, the Company recognized a gain on debt extinguishment of $26,166, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($78,750) – May 2018

On May 24, 2018, the Company entered into a securities purchase agreement for the sale of a $78,750 convertible note (the “$78.8k Note”). On November 20, 2018, the Company prepaid the balance on the $78.8k Note, including accrued interest, for a one-time cash payment of $104,738. In connection with the repayment, the Company recognized a gain on debt extinguishment of $38,705, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2018.

Convertible Note Payable ($103,000) – October 2018

On October 18, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note I”). On April 4, 2019, the Company prepaid the balance on the $103k Note I, including accrued interest, for a one-time cash payment of $134,500. In connection with the repayment, the Company recognized a gain on debt extinguishment of $28,169, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($103,000) – November 2018

On November 12, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note II”). On May 7, 2019, the Company prepaid the balance on the $103k Note II, including accrued interest, for a one-time cash payment of $134,888. In connection with the repayment, the Company recognized a gain on debt extinguishment of $23,821, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($153,000) – November 2018

On November 19, 2018, the Company entered into a securities purchase agreement for the sale of a $153,000 convertible note (the “$153k Note”). The $153k Note included $3,000 fees for net proceeds of $150,000. The $153k Note had an interest rate of 10% and a default interest rate of 22% and was scheduled to mature on August 19, 2019. The $153k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due. During the year ended December 31, 2019, the holder of the $153k Note converted the full principal in the amount of $153,000 and $8,768 of accrued interest into 1,070,894 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $44,993, representing the excess of the fair value of the shares issued at conversion over the carrying value of the host instrument and the bifurcated conversion feature at the time of conversion.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($103,000) – December 2018

On December 3, 2018, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). On May 31, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,029. In connection with the repayment, the Company recognized a gain on debt extinguishment of $20,445, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($78,000) – January 2019

On January 14, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note”). On July 15, 2019, the Company prepaid the balance on the $78k Note, including accrued interest, for a one-time cash payment of $102,321. In connection with the repayment, the Company recognized a loss on debt extinguishment of $6,258, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest over, in the year ended December 31, 2019.

Convertible Note Payable ($78,000) – January 2019

On January 24, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note II”). On July 24, 2019, the Company prepaid the balance on the $78k Note II, including accrued interest, for a one-time cash payment of $102,255. In connection with the repayment, the Company recognized a gain on debt extinguishment of $11,162, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($103,000) – April 2019

On April 3, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). On October 1, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,099. In connection with the repayment, the Company recognized a gain on debt extinguishment of $7,728, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of a $104,500 convertible note (the “$104.5k Note I”). The $104.5k Note I included $4,500 fees for net proceeds of $100,000. The $104.5k Note I has an interest rate of 10% and a default interest rate of 22%, matures on April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due. During the year ended December 31, 2019, the holder of the $104.5k Note I converted the full principal in the amount of $104,500 and $5,768 of accrued interest into 1,176,189 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $98,193, representing the excess of the fair value of the shares issued at conversion over the carrying value of the host instrument and the bifurcated conversion feature at the time of conversion.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of a second $104,500 convertible note (the “$104.5k Note II”). The $104.5k Note II included $4,500 fees for net proceeds of $100,000. The $104.5k Note II has an interest rate of 10% and a default interest rate of 22%, matures on April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the ten (10) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On October 14, 2019, the holder entered into a forbearance agreement (pursuant to which the Lender agreed to forbear its right to convert the $104.5k Note II until October 31, 2019 in exchange for an increase to the principal of the note to $142,500. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified note, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $91,760, equal to the fair value of the consideration issued of $80,725 (comprised of the value of the modified ECF), plus the excess of $11,035 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments at the time of extinguishment. As a result of the agreement, the $104.5k Note II was subsequently carried at fair value.

On October 31, 2019, the Company prepaid the balance on the $104.5k Note II, including accrued interest, for a one-time cash payment of $142,500. In connection with the repayment, the Company recognized a gain on debt extinguishment of $69,472, equal to the excess of the carrying value of the note and derivative embedded conversion feature over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note included $32,500 fees for net proceeds of $325,000. The $357.5k Note has an interest rate of 10%, matures on December 31, 2020, and may be converted into common stock of the Company by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.15 (originally $0.20), or 2,383,333 shares. At inception, the investors were also granted a five-year warrant to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.25 per share. Upon an event of default, 140% of the outstanding principal and any interest due amount shall be immediately due and the conversion price resets to a 40% discount to the lowest bid or trading price of the Company’s common stock during the twenty (20) trading days prior to the conversion date.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($103,000) – April 2019

On May 7, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note IV”). On November 5, 2019, the Company prepaid the balance on the $103k Note IV, including accrued interest, for a one-time cash payment of $133,900. In connection with the repayment, the Company recognized a gain on debt extinguishment of $11,549, equal to the excess of the carrying value of the note, derivative embedded conversion feature and accrued interest over the payment amount, in the year ended December 31, 2019.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company entered into a securities purchase agreement for the sale of a $154,000 convertible note (the “$154k Note”). The $154k Note included $4,000 fees for net proceeds of $150,000. The $154k Note has an interest rate of 10% and a default interest rate of 22% and was scheduled to mature on February 28, 2020. The $154k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the Note, 200% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the Note, 150% of the outstanding principal and any interest due amount shall be immediately due. During the year ended December 31, 2019, the holder of the $154k Note converted $104,000 of principal into 1,572,989 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $75,529, representing the excess of the fair value of the shares issued at conversion over the carrying value of the host instrument and the bifurcated conversion feature at the time of conversion.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company entered into a securities purchase agreement for the sale of a $67,925 convertible note (the “$67.9k Note I”). The $67.9k Note I included $2,925 fees for net proceeds to the Company of $65,000. The $67.9k Note I had an interest rate of 10% and a default interest rate of 22%, a maturity date of April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF was calculated using the Black-Scholes pricing model at $48,866 with the following assumptions: risk-free interest rate of 1.97%, expected life of 0.75 years, volatility of 140.57%, and expected dividend yield of zero. In connection with the $67.9k Note I, the Company also issued to the holders 16,250 shares of Company common stock valued at $3,471, which was recorded to equity. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$48,866
Original issue discount and fees	2,925
Fair value of shares recorded to equity	3,471
Convertible note	12,663

Gross proceeds	$67,925

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company entered into a securities purchase agreement for the sale of a second $67,925 convertible note (the “$67.9k Note II”). The $67.9k Note II included $2,925 fees for net proceeds to the Company of $65,000. The $67.9k Note II had an interest rate of 10% and a default interest rate of 22%, a maturity date of April 11, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF was calculated using the Black-Scholes pricing model at $48,866 with the following assumptions: risk-free interest rate of 1.97%, expected life of 0.75 years, volatility of 140.57%, and expected dividend yield of zero. In connection with the $67.9k Note II, the Company also issued to the holders 16,250 shares of Company common stock valued at $3,471, which was recorded to equity. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$48,866
Original issue discount and fees	2,925
Fair value of shares recorded to equity	3,471
Convertible note	12,663

Gross proceeds	$67,925

Convertible Note Payable ($78,000) – July 2019

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

Embedded conversion feature	$76,763
Original issue discount and fees	3,000
Financing cost	(1,763)
Convertible note	—

Gross proceeds	$78,000

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($230,000) – July 2019

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

Embedded conversion feature	$220,246
Original issue discount and fees	20,000
Financing cost	(10,246)
Convertible note	—

Gross proceeds	$230,000

Convertible Note Payable ($108,947) – August 2019

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($142,500) – October 2019

On October 1, 2019, the Company entered into securities purchase agreements for the sale of a convertible note with a face value of $142,500 (the “$142.5k Note”). The $142.5k Note included $7,500 fees and discounts for net proceeds to the Company of $135,000. The $142.5k Note has an interest rate of 10% and a default interest rate of 20%, matures on October 1, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 125% of the outstanding principal and any interest due amount shall be immediately due and the conversion discount shall increase by 10%.

The fair value of the ECF of the $142.5k Note was calculated using the Black-Scholes pricing model at $137,205 with the following assumptions: risk-free interest rate of 1.73%, expected life of 1.00 year, volatility of 119.04%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $137,205 over the net proceeds from the note of $135,000, for a net charge of $2,205. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$137,205
Original issue discount and fees	7,500
Financing cost	(2,205)
Convertible note	—

Gross proceeds	$142,500

Convertible Note Payable ($103,000) – October 2019

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

The fair value of the ECF of the $103k Note V was calculated using the Black-Scholes pricing model at $95,899 with the following assumptions: risk-free interest rate of 1.73%, expected life of 0.87 years, volatility of 119.04%, and expected dividend yield of zero. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$95,899
Original issue discount and fees	3,000
Convertible note	4,101

Gross proceeds	$103,000

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($108,947) – October 2019

On October 30, 2019, the Company entered into securities purchase agreements for the sale of a convertible note with a face value of $108,947 (the “$108.9k Note II”). The $108.9k Note II included $8,947 fees and discounts for net proceeds to the Company of $100,000. The $108.9k Note II has an interest rate of 10% and a default interest rate of 22%, matures on October 30, 2020, and may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $108.9k Note II was calculated using the Black-Scholes pricing model at $78,450 with the following assumptions: risk-free interest rate of 1.59%, expected life of 1.00 year, volatility of 121.92%, and expected dividend yield of zero. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$78,450
Original issue discount and fees	8,947
Convertible note	21,550

Gross proceeds	$108,947

Convertible Note Payable ($128,500) – October 2019

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

The fair value of the ECF of the $128.5k Note was calculated using the Black-Scholes pricing model at $125,080 with the following assumptions: risk-free interest rate of 1.59%, expected life of 1.00 year, volatility of 121.92%, and expected dividend yield of zero. Because the fair value of the ECF exceeded the net proceeds from the note, a charge was recorded to “Financing cost” for the excess of the fair value of the fair value of the ECF of $125,080 over the net proceeds from the note of $125,000, for a net charge of $80. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$125,080
Original issue discount and fees	3,500
Financing cost	(80)
Convertible note	—

Gross proceeds	$128,500

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($103,000) – November 2019

On November 4, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note VI”). The $103k Note VI included $3,000 fees for net proceeds of $100,000. The $103k Note VI has an interest rate of 10% and a default interest rate of 22% and matures on August 15, 2020. The $103k Note VI may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $103k Note VI was calculated using the Black-Scholes pricing model at $96,730 with the following assumptions: risk-free interest rate of 1.56%, expected life of 0.87 years, volatility of 122.02%, and expected dividend yield of zero. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$96,730
Original issue discount and fees	3,000
Convertible note	3,270

Gross proceeds	$103,000

Convertible Note Payable ($78,750) – December 2019

On December 2, 2019, the Company entered into a securities purchase agreement for the sale of a $78,750 convertible note (the “$78.8k Note”). The $78.8k Note included $3,750 fees for net proceeds of $75,000. The $78.8k Note has an interest rate of 10% and a default interest rate of 22% and matures on December 2, 2020. The $78.8k Note may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF of the $78.8k Note was calculated using the Black-Scholes pricing model at $56,068 with the following assumptions: risk-free interest rate of 1.60%, expected life of 1.00 year, volatility of 119.72%, and expected dividend yield of zero. In connection with the $78.8k Note, the Company also issued to the holder 30,000 shares of Company common stock valued at $4,200, which was recorded to equity. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$56,068
Original issue discount and fees	3,750
Fair value of shares recorded to equity	4,200
Convertible note	14,732

Gross proceeds	$78,750

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2019 and 2018 include the following:

	Years Ended December 31,
	2019	2018

Balance, beginning of period	$800,440	$398,489
Inception of derivative financial instruments related to issuance of convertible notes payable	1,870,234	4,245,613
Inception of derivative financial instruments related to extinguishment and reissuance of convertible notes payable	51,169	—
Change in fair value of derivative financial instruments	(671,822)	106,141
Conversion or extinguishment of derivative financial instruments	(1,058,733)	(3,949,803)

Balance, end of period	$991,288	$800,440

During the years ended December 31, 2019 and 2018, 4 and 1 convertible notes, respectively, were converted in part or in full into common shares by the holders and 8 and 15 convertible notes, respectively, were repaid in full in cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

Fair market value of the derivative financial instruments is measured using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.55% to 2.73%, expected life of .011 to 1.00 years, volatility of 119.04% to 293.97% and expected dividend yield of zero. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

On September 4, 2014, the Company filed with the Nevada Secretary of State a certificate of designation for up to 20,000,000 shares of Series A Convertible Preferred Stock (the “Series A”). Each share of Series A Convertible Preferred Stock (“Series A”) issued in 2014 converts into one share of common, has voting rights on an as converted basis, and receives liquidation preferences. Series A shares are not redeemable and have no dividend rights. No shares of Series A were outstanding as of December 31, 2019 or 2018.

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

The Company filed a registration statement on August 16, 2018 that was declared effective by the SEC on August 22, 2018. Based on the price of the Company’s common stock during the repricing period that began following the effectiveness of the registration statement and ended on September 21, 2018 (the “Repricing Date”), the following adjustments were made to the securities issued in the transaction: (1) the exercise price of the Series A Warrants issued to the investors and the placement agent was reduced from $0.25 to $0.2233, and (2) the number of Series B Warrants issuable was set at 2,745,757 for the investors and 219,660 for the placement agent. At the Repricing Date, the exercise price of the Series A Warrants and the number of shares issuable pursuant to the Series B Warrants was fixed. Accordingly, the derivative liabilities related to the Series A and Series B Warrants were revalued as of the Repricing Date at $2,071,680 and $711,692, respectively, using the Black-Scholes option pricing model with an assumed risk-free interest rate of 2.95%, expected life of 4.82 years, volatility of 298.82%, and expected dividend yield of zero, and reclassified to equity. The Company recognized a loss on change in fair value of derivative liabilities related to the Series A and Series B Warrants of $385,856 between the closing date and the Repricing Date in the year ended December 31, 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Other Private Placements

During the year ended December 31, 2019, the Company sold 3,239,924 shares of common stock in eight separate private placement transactions. The Company received $670,000 in proceeds from the sales, which were transacted at share prices between $0.12 and $0.30 per share. In connection with these stock sales, the Company also issued 1,619,962 five-year warrants to purchase shares of common stock at exercise prices between $0.22 and $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share

During the year ended December 31, 2018, the Company sold 3,534,891 shares of common stock in six separate private placement transactions. The Company received $417,500 in proceeds from the sales, which were transacted at share prices between $0.085 and $0.35 per share. In connection with these stock sales, the Company also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

Investment Agreement Draws

During the year ended December 31, 2019, the Company issued 5,074,068 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received an aggregate of $929,986 in net proceeds from the draws.

During the year ended December 31, 2018, the Company issued 2,440,337 common shares pursuant to draws made by the Company under the Investment Agreement. The Company received an aggregate of $440,523 in net proceeds from the draws.

Common Stock Issuable

As of December 31, 2019 and 2018, the Company was obligated to issue the following shares:

	December 31,
	2019		2018
	Amount	Shares	Amount	Shares

Shares issuable pursuant to consulting agreements	$93,377	493,142	$26,137	114,080
Shares issuable to employees	7,161	75,000	—	—
Shares issuable pursuant to stock subscriptions received	59,000	479,762	—	—
	$159,538	1,047,904	$26,137	114,080

During December 2019, the Company completed stock subscription agreements totaling $59,000 for the sale of 479,762 shares of common stock. The funds were received and shares were issued in January and February 2020.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2019 and 2018 are summarized as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	46,161,463	$0.18	20,526,387	$0.23
Granted during the period	5,864,843	$0.22	27,635,819	$0.10
Exercised during the period	(4,970,013)	$0.00	(2,000,744)	$(0.00)
Terminated during the period	—	$—	—	$—
Outstanding at end of the period	47,056,293	$0.21	46,161,462	$0.18

Exercisable at end of the period	47,056,293	$0.21	46,161,462	$0.18

Weighted average remaining life	3.0 years		3.8 years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2019:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,287,011	4.9	$0.07	15,287,011	$0.07
$0.10 to 0.24	17,735,322	3.4	$0.18	17,735,322	$0.18
$0.25 to 0.49	10,093,960	4.4	$0.29	10,093,960	$0.29
$0.50 to 1.00	3,940,000	2.2	$0.28	3,940,000	$0.28
$0.05 to 1.00	47,056,293	4.0	$0.18	47,056,293	$0.18

During the year ended December 31, 2019, the Company issued 5,864,843 warrants. The fair value of warrants issued in 2019 was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.54% to 2.52%, expected life of 3.0 to 5.0 years, volatility of 118.60% to 216.35%, and expected dividend yield of zero.

During the year ended December 31, 2018, the Company issued 27,635,819 warrants. The fair value of warrants issued in 2018 was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.32% to 2.93%, expected life of 3.0 to 5.0 years, volatility of 261.18% to 308.60%, and expected dividend yield of zero. The aggregate grant date fair value of warrants issued during the years ended December 31, 2019 and 2018 and 2017 was $920,668 and $4,645,446, respectively.

In June 2018, the Company issued 600,000 five-year warrants with an exercise price of $0.15 to two individuals for consulting services to be performed between June 6 and December 6, 2018. The fair value of the warrants was $94,844, which was recognized to general and administrative expense during the year ended December 31, 2018.

In August 2018, the Company issued 400,000 five-year warrants with an exercise price of $0.35 to a consultant for services performed. The fair value of the warrants was $145,861, which was recognized to general and administrative expense during the year ended December 31, 2018.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

In December 2018, the Company issued 240,000 three-year warrants with an exercise price of $0.20 to two consultants for services performed. The fair value of the warrants was $35,462, which was recognized to general and administrative expense during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company sold 3,534,891 shares of common stock in six separate private placement transactions. In connection with these stock sales, the Company also issued 2,649,798 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.45 per share.

In March 2019, the Company issued 180,000 three-year warrants with an exercise price of $0.35 to two consultants for services performed. The fair value of the warrants was $54,257, which was recognized to general and administrative expense during the year ended December 31, 2019.

On December 31, 2019, Iconic and the Company agreed to extend the maturity date of the $550k Note, the $50k Note, the $111k Note and the $357.5k Note until December 31, 2020 in exchange for (i) a new five-year warrant to Iconic to purchase 1,907,143 shares at an exercise price of $0.14 per share, (ii) extension of the expiration date on 12,586,111 warrants held by Iconic until January 1, 2025, (iii) repricing of the exercise price 3,508,333 warrants held by Iconic from various prices above $0.50 to $0.25, (iv) a reduction of the conversion price of the $111k Note from $0.35 to $0.15 and of the $357.5k Note from $0.20 to $0.15, and (v) the Company agreed to allow a one-time conversion of up to $30,000 on the $111k Note at a reduced conversion rate.

During the year ended December 31, 2019, the Company sold 3,239,924 shares of common stock in eight separate private placement transactions. In connection with these stock sales, the Company also issued 1,619,962 five-year warrants to purchase shares of common stock at exercise prices between $0.22 and $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

On December 31, 2019, Dr. Dent agreed to further extend the maturity date on all of notes payable to him until December 31, 2020 in exchange for (i) a new five-year warrant to purchase 1,157,143 shares of common stock at an exercise price of $0.014 per share, and (ii) an extension of the expiration date on the 2018 Dr. Dent Warrant from February 12, 2023 to January 1, 2025.

During the years ended December 31, 2019 and 2018, holders of warrants exercised warrants into 4,937,745 and 2,000,001 shares of common stock, respectively, from which the Company received proceeds of $275 and $-0-, respectively.

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the years ended December 31, 2019 and 2018:

	2019	2018
Outstanding at beginning of the period	1,738,750	1,498,750
Granted during the period	135,313	440,000
Terminated during the period	—	(200,000)
Outstanding at end of the period	1,874,063	1,738,750

Shares vested at period-end	1,535,313	1,198,750
Weighted average grant date fair value of shares granted during the period	$0.26	$0.30
Aggregate grant date fair value of shares granted during the period	$12,805	$107,197
Shares available for grant pursuant to EIP at period-end	10,360,368	10,075,934

Total stock-based compensation recognized for grants under the EIP was $86,523 and $28,678 during the years ended December 31, 2019 and 2018, respectively. Total unrecognized stock compensation related to these grants was $88,045 as of December 31, 2019.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of non-vested shares issued pursuant to the EIP as of December 31, 2019 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	540,000	$0.16	628,750	$0.05
Granted	—	$—	440,000	$0.24
Vested	(207,500)	$0.14	(328,750)	$0.13
Forfeited	—	$—	(200,000)	$0.04
Nonvested at end of period	332,500	$0.17	540,000	$0.16

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the years ended of December 31, 2019 and 2018:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,707,996	$0.18	2,349,996	$0.12
Granted during the period	1,078,750	$0.26	1,383,000	$0.29
Exercised during the period	(154,166)	$0.20	—	$—
Forfeited during the period	(1,363,330)	$0.18	(25,000)	$0.15
Outstanding at end of the period	3,269,250	$0.21	3,707,996	$0.18

Options exercisable at period-end	1,633,000		1,375,583
Weighted average remaining life (in years)	7.7		8.1
Weighted average grant date fair value of options granted during the period	$0.20		$0.22
Options available for grant at period-end	10,360,368		10,075,684

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2019:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ — to 0.10	1,283,000	6.0	$0.08	1,258,000	0.08
$0.11 to 0.31	1,986,250	8.9	$0.29	375,000	0.31
$0.08 to 0.31	3,269,250	7.7	$0.21	1,633,000	$0.13

Total stock-based compensation recognized related to option grants was $127,010 and $73,954 during the years ended December 31, 2019 and 2018, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

A summary of the status of non-vested options issued pursuant to the EIP as of December 31, 2019 and 2018 is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	2,332,413	$0.13	1,774,996	$0.03
Granted	1,078,750	$0.20	1,383,000	$0.22
Vested	(414,583)	$0.19	(803,583)	$0.05
Forfeited	(1,360,330)	$0.07	(22,000)	$0.12
Nonvested at end of period	1,636,250	$0.22	2,332,413	$0.13

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

Leases

Maturities of lease liabilities were as follows as of December 31, 2019:

	Operating	Capital	Total
	Leases	Leases	Commitments
2020	$234,891	$4,587	$239,478
2021	75,019	—	75,019
2022	28,443	—	28,443
2023	—	—	—
Total lease payments	338,353	4,587	342,940
Less interest	(60,802)	(105)	(60,907)
Present value of lease liabilities	$277,551	$4,482	$282,033

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

DECEMBER 31, 2019 AND 2018

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

NOTE 15 – INCOME TAXES

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statement of operations:

	2019	2018

Pre-tax loss	$(5,528,599)	$(5,790,835)
Statutory rate - Tax Law Change 2017	21%	21%
Income tax benefit at statutory rate	(1,161,006)	(1,216,075)
Permanent and other differences	—	—

Change in valuation allowance	$(1,161,006)	$(1,216,075)

As of December 31, 2019 and 2018, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	2019	2018

Net operating loss carryforwards	$2,903,578	$1,792,125
Stock based compensation expense	—	—
Total deferred tax assets	2,903,578	1,792,125
Valuation allowance	(2,903,578)	(1,792,125)

Net deferred tax assets	$—	$—

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 15 – INCOME TAXES (CONTINUED)

Prior to 2014, the Company was an S-Corporation, as defined in the Internal Revenue Code. As an S-Corporation, income/losses were passed through to the stockholders for each year. During 2014, the Company failed to meet the requirements of an S-Corporation when it authorized and issued a second class of stock other than common stock. The S-Corporation requirements allow only one class of stock, among other certain requirements, to maintain S-Corporation status, as defined. The Company upon failing to maintain its S Corporation status became a C-Corporation during 2014. Prior year losses and up to the date that the Company lost its S-Corporation status are not available to the Company, since they were passed through to qualified S-Corporation shareholders. The net operating loss (“NOL”) carryovers presented in this note are estimates based on the losses reported at December 31, 2018, 2017 and 2016. While such NOL carryovers could also be subject to IRC Section 382/383 change of ownership rules, Management has not reviewed the Company’s ownership changes at the date of this filing. If an ownership change has occurred, the entire amount of Deferred Tax Assets could be limited or possibly eliminated. Based upon Management’s assessment a full valuation allowance has been placed upon the Net Deferred Tax Assets, since it is more likely than not that such Assets will not be realized. Therefore, no financial statement benefit has been taken for the Deferred Tax Assets, as of the filing date.

Prior to September 5, 2014, the date on which NWC and HLYK completed the Restructuring, the Company’s business was comprised of the operations of NWC, which at the time was an LLC comprised of two members. All income taxes resulting from the operation of NWC were passed through to the personal income tax returns of the LLC members. Subsequent to September 5, 2014, HLKD reports the consolidated operations of NWC and HLKD in its tax returns. On a consolidated basis, the Company did not have any tax liability for 2018 or 2019 due to its pre-tax losses. Such return filings are being reviewed by Management, based upon the Company failing to meet the S-Corporation status, as defined. The Company believes there would be no tax liability created for the S corporation failure, since the Company has had losses for the periods presented in this filing.

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2019. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on the accrual basis.

The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2019 and 2018.

NOTE 16 – SEGMENT REPORTING

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Health Services	Digital Healthcare	Total	Health Services	Digital Healthcare	Total
Revenue
Patient service revenue, net	$4,018,818	$—	$4,018,818	$2,259,002	$—	$2,259,002

Operating Expenses
Practice salaries and benefits	2,137,257	—	2,137,257	1,446,243	—	1,446,243
Other practice operating costs	2,101,767	—	2,101,767	916,408	—	916,408
General and administrative	—	2,915,419	2,915,419	—	2,844,715	2,844,715
Depreciation and amortization	71,006	2,379	73,385	21,870	1,912	23,782
Total Operating Expenses	4,310,030	2,917,798	7,227,828	2,384,521	2,846,627	5,231,148

Loss from operations	$(291,212)	$(2,917,798)	$(3,209,010)	$(125,519)	$(2,846,627)	$(2,972,146)

Other Segment Information
Interest expense	$22,782	$221,303	$244,085	$24,356	$168,753	$193,109
Loss on extinguishment of debt	$—	$1,229,777	$1,229,777	$—	$393,123	$393,123
Financing cost	$—	$135,528	$135,528	$—	$1,221,911	$1,221,911
Amortization of original issue and debt discounts on convertible notes	$—	$1,260,513	$1,260,513	$—	$763,616	$763,616
Change in fair value of debt	$—	$121,508	$121,508	$—	$140,789	$140,789
Change in fair value of derivative financial instruments	$—	$(671,822)	$(671,822)	$—	$106,141	$106,141

	December 31, 2019			December 31, 2018
Identifiable assets	$2,428,752	$117,802	$2,546,554	$184,912	$242,451	$427,363
Goodwill	$71,866	$—	$71,866	$—	$—	$—

The Digital Healthcare segment recognized revenue of $6,374 and $13,388 in the years ended December 31, 2019 and 2018, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2019 and 2018:

	As of December 31, 2019
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$723,482	$723,482
Notes payable to related party	—	—	193,007	193,007
Derivative financial instruments	—	—	991,288	991,288

Total	$—	$—	$1,907,777	$1,907,777

	As of December 31, 2018
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$780,315	$780,315
Notes payable to related party	—	—	203,971	203,971
Derivative financial instruments	—	—	800,440	800,440

Total	$—	$—	$1,784,726	$1,784,726

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018

Convertible notes payable	$(97,410)	$(125,760)
Notes payable to related party	(24,098)	(15,029)
Derivative financial instruments	671,822	(106,141)

Total	$550,314	$(246,930)

NOTE 18 – SUBSEQUENT EVENTS

On January 7, 2020, the Company entered into an MCA agreement with a third party pursuant to which the Company received an advance of $150,000 before closing fees (the “January 2020 MCA”). The Company is required to repay the advance, which acts like an ordinary note payable, at the rate of $7,212 per week until a total of $187,500 is repaid.

On January 8, 2020, the holder of the $154k Note converted the remaining principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of Company common stock.

During January and February 2020, the Company sold 2,554,944 shares of common stock in seven separate private placement transactions and received $335,000 in proceeds from the sales. The shares were issued at a share price of $0.14 per share with respect to 285,714 shares and $0.13 per share with respect to 2,269,230 shares. In connection with the stock sales, the Company also issued 142,858 five-year warrants to purchase shares of common stock at an exercise price of $0.24 per share and 1,134,616 five-year warrants to purchase shares of common stock at an exercise price of $0.23 per share.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 18 – SUBSEQUENT EVENTS (CONTINUED)

On January 13, 2020, the Company entered into a securities purchase agreement for the sale of a $131,250 convertible note (the “$131.3k Note”). The $131.3k Note included $8,750 fees and discounts for net proceeds of $122,500. The $131.3k Note has an interest rate of 10% and a default interest rate of 22% and matures on January 13, 2021. The $131.3k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On January 14, 2020, the Company prepaid the balance on the $67.9k Note II, including accrued interest, for a one-time cash payment of $89,152.

On January 16, 2020, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note IV”). The $78k Note IV included $3,000 fees for net proceeds of $75,000. The $78k Note IV has an interest rate of 10% and a default interest rate of 22% and matures on October 15, 2020. The $78k Note IV may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

On January 22, 2020, the Company prepaid $40,000 against the balance of the $230k Note.

On January 24, 2020, the holder of the $230k Note converted $40,000 of principal and $2,016 of accrued interest on the note into 582,348 shares of Company common stock. On February 24, 2020, the holder converted an additional $40,000 of principal and $2,356 of accrued interest into 654,320 shares of Company common stock. On March 13, 2020, the Company paid the remaining $110,000 of principal plus accrued interest on the $230k Note for a one-time cash payment of $141,554.

On January 23, 2020, the holder of the $67.9k Note I converted $35,000 of principal and $3,679 of accrued interest on the note into 464,616 shares of Company common stock. On February 19, 2020, the holder converted the remaining $32,925 of principal and $247 of accrued interest into 421,231 shares of Company common stock and the note was retired.

On January 23, 2020, the Company prepaid the balance on the $78k Note III, including accrued interest, for a one-time cash payment of $102,388.

On February 5, 2020, the Company entered into an Agreement and Plan of Merger by and among the Company, the Company’s wholly-owned subsidiary HLYK Florida, LLC, Cura Health Management LLC, a Florida limited liability company (the “Target”), and ACO Health Partners, LLC, a Delaware limited liability company, Bradberry Holdings, LLC, a Florida limited liability company, and FocusOne Holdings, LLC, a Florida limited liability company (each a “Seller,” and, collectively, the “Sellers”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement, the Target will merge with and into HLYK FL, with HLYK FL as the surviving entity. The aggregate merger consideration payable to the Sellers is as follows: (i) $437,500 payable at the closing; (ii) common shares of the Company equal to an aggregate value of $875,000 based on the average volume weighted average price (VWAP) of the five (5) business days prior to the closing; (iii) “earn-out” payments in the aggregate amount of $437,500 to be paid over four (4) years, subject to certain revenue and profit targets; and (iv) cash, if any, representing any excess over $25,000 of accounts receivable of the Target immediately prior to the closing. If the accounts receivable balance is below $25,000 at the closing, the difference shall be paid by the Sellers.

On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of Company common stock.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all.

On March 13, 2020, the holder of the $108.9k Note converted $25,000 of principal and $5,992 of accrued interest on the note into 596,002 shares of Company common stock. On March 20, 2020, the holder converted and additional $25,000 of principal and $163 of accrued interest on the note into 537,676 shares of Company common stock.

On March 10, 2020, the Company entered into a securities purchase agreement for the sale of a $157,500 convertible note (the “$157.5k Note”). The $157.5k Note included $11,000 fees for net proceeds of $146,500. The $157.5k Note has an interest rate of 10% and a default interest rate of 22% and matures on March 10, 2021. The $157.5k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions with the Company
Michael Dent, MD	54	Chief Executive Officer and Chairman of the Board of Directors
George O’Leary	55	Chief Financial Officer and Director
Robert Mino	44	Director
Robert Gasparini	65	Director

Michael T. Dent, MD, Founder, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dent founded the Naples Women’s Center in 1996 where he served as its principal executive from formation through February 2016. He is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014 and is responsible for its healthcare, information technology and life science investments. He has held key leadership positions in business development, operations, corporate development, and strategy in the healthcare and technology industries since the mid-90s. Prior to founding InLight Capital Partners, Dr. Dent was Founder, Chairman and Chief Executive Officer of NeoGenomics Laboratories (Nasdaq: NEO) where he was on the Board of Directors from 1998 until July 2015. As a retired physician, Dr. Dent is uniquely qualified to understand the challenges and opportunities in healthcare and emerging technologies. Dr. Dent received his Bachelors Degree from Davidson College, where he majored in both Biology and Pre-Med, and went on to earn his medical degree from The University of South Carolina in Charleston, South Carolina. Dr. Dent also attended Florida Gulf Coast University’s Business Executive Education program. Dr. Dent holds a board affiliation with MedOfficeDirect (Founder). Our board of directors believes Dr. Dent’s perspective as the founder of the Company, his industry knowledge and prior experience as a director of a public company and familiarity with public company governance, provide him with the qualifications and skills to serve as a director.

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

Robert P. Mino, JD, MBA, MS, Director. Mr. Mino has served as General Counsel of Applied Food Technologies (a testing laboratory), General Manager at Somahlution (a medical device company) and Corporate Counsel and VP, Business Development at Sancilio Pharmaceuticals (a pharmaceutical and dietary supplement company), performing on the executive leadership teams of each. Mr. Mino began his career conducting molecular biology research before holding several positions of increasing responsibility at Sigma Aldrich, Roche Diagnostics and Applied Biosystems, respectively, starting in field sales and culminating as the strategic marketing manager N. and S. America for DNA Sequencing. In 2011, Mr. Mino opened his own law and consulting practice where he practices today. He concurrently serves as the VP, Life Sciences for the Business Development Board of Palm Beach County. Mr. Mino earned a JD, MBA, and MS (Medical Sciences) from University of Florida and a B.S. (Genetics) from the University of Georgia. He also earned a Certificate in Copyright Law from Harvard University and a Regulatory Affairs Certificate (Drug and Device) from RAPS. Our board of directors believes Mr. Mino’s extensive business experience and scientific knowledge provides him with the qualifications and skills to serve as a director.

Robert Gasparini, Director. Mr. Gasparini started his career in the genetics laboratories at the University of CT and became an assistant professor there from 1985-1990. From 1990-1993 he was Technical Director of Genetics at Tufts and from 1993-1997 he was Assistant Director for the Prenatal Diagnostic Center in Lexington MA (a Mass General affiliate). Mr. Gasparini also worked as a Manager of Worldwide and Strategic Marketing with Ventana Medical Systems from 1998-2000 and in 2001, he became Director of Genetics for US Labs in Irvine California. Mr. Gasparini was a key executive at NeoGenomics Laboratories serving in many capacities with the company including President and Chief Scientific Officer as well as being on the Board of Directors from 2004-2014. Mr. Gasparini has 28 years of combined service on national committees and Boards of Directors and has published 15 peer-reviewed articles and over 30 peer-reviewed abstracts. Our board of directors believes Mr. Gasparini’s extensive business experience provides him with the qualifications and skills to serve as a director.

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

Board Independence

Because the Company’s Common Stock is not listed on a national securities exchange, the Company is not currently required to comply with any board independence requirements. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Based on this review, Mr. Mino and Mr. Gasparini would be considered independent directors of the Company.

Board Committees

We do not have a standing audit committee. Our full board of directors perform the functions usually designated to an audit committee. While Mr. O’Leary qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, neither Mr. O’Leary nor Dr. Dent qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by NASDAQ Rules. Moreover, neither Mr. Mino nor Mr. Gasparini qualifies as an “audit committee financial expert.” We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date. If and when we generate increased revenue and positive cash flow in the future, we intend to form a standing audit committee and identify and appoint an independent financial expert to serve on our audit committee.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2019, the respective Forms 3 of Messrs. Mino and Gasparini were not timely filed.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to adopt one as we further develop our infrastructure and business.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2019 and 2018:

						All
				Stock	Option	Other
		Salary	Bonus	Awards (1)	Awards (2)	Compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2019	49,808	—	—	—	—	49,808
(Chief Executive Officer)	2018	65,846	—	—	—	—	65,846

George O’Leary	2019	195,654	—	—	—	—	195,654
(Chief Financial Officer)	2018	157,692	12,500	30,549	366,587	—	567,328

Robert Horel (3)	2019	27,288	—	—	—	—	27,288
(Chief Marketing Officer)	2018	215,000	—	—	—	—	215,000

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. O’Leary in 2018 include 100,000 shares granted on July 1, 2018 pursuant to Mr. O’Leary’s Extension Letter Agreement.
(2)	Reflects the grant date fair values of stock options. Option awards for Mr. O’Leary in 2018 include a 10-year option to purchase 1,200,000 shares of Company common stock at an exercise price of $0.31 pursuant to Mr. O’Leary’s Extension Letter Agreement.
(3)	Mr. Horel was terminated with an effective date of January 31, 2019.

Employment Agreements

On July 1, 2016, we entered into an employment agreement with Dr. Michael Dent, Chief Executive Officer and a member of our Board of Directors. Dr. Dent’s employment agreement continues until terminated by Dr. Dent, or us and provides for an initial annual base salary of $70,000. Dr. Dent is eligible to receive performance-based incentives, pro-rated for the number of months of service in any given year. Annual bonuses are awarded based on set annual target incentives for executives and other senior ranking employees that are to be determined by the to-be-established Compensation Committee of the Board of Directors. In addition, Mr. Dent is also entitled to receive 500,000 time-based options, as well as 500,000 performance-based options, all of which vest in accordance with the schedule set forth in the employment agreement. If Dr. Dent’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), then upon signing a general waiver and release, Dr. Dent will be entitled to severance in an amount equal to 12 months of his then-current annual base salary, as well as the pro-rata portion of any bonus that would be due and payable to him. In the event that Dr. Dent terminates the employment agreement, he shall be entitled to any accrued but unpaid salary and other benefits up to and including the date of termination, and the pro-rata portion of any unvested time-based options up until the date of separation.

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

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options that have not vested as of December 31, 2019 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	725,000	25,000	25,000	$0.08	7/1/2026
(Chief Executive Officer)

George O’Leary	400,000	—	—	$0.08	7/1/2026
(Chief Financial Officer)	375,000	675,000	675,000	$0.31	6/30/2028

Robert Horel (1)	—	—	—	—	—
(Chief Marketing Officer)

(1)	Mr. Horel was terminated with an effective date of January 31, 2019, at which time all of his options were forfeited.

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

Director Compensation

Our directors did not receive any compensation for their services for the years ending December 31, 2019 and 2018 except as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2020 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 726 Medical Blvd Suite 101, Naples, Florida 34110. As of March 30, 2020, we had 118,887,168 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Beneficially Owned (2)
Dr. Michael Dent, Chief Executive Officer and Chairman (3)	60,435,078	46.68%
George O’Leary, Interim Chief Financial Officer, Chief Operating Officer and Director (4)	3,112,500	2.60%
Robert Gasparini, Director (5)	1,452,777	1.22%
Robert Mino, Director (6)	214,286	0.18%
All officers and directors as a group (4 persons)	65,214,641	49.82%
5% Stockholders:
Iconic Holdings, LLC (7)	11,876,828	9.99%

*	less than 1%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Based on 118,887,168 shares of common stock issued and outstanding as of March 30, 2020.
(3)	Includes 2,953,640 shares of common stock held by Dr. Dent directly, 46,900,000 shares of common stock held in the name of Mary S. Dent Gifting Trust Common, 9,835,605 shares of common stock issuable upon exercise of warrants, and 745,833 vested employee stock options. Excludes 4,167 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2020.
(4)	Includes 2,100,000 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, 100,000 shares of common stock held by George O’Leary directly, and 837,500 vested employee stock options. Excludes 612,500 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2020.
(5)	Includes 1,013,611 shares of common stock held by Mr. Gasparini and his spouse and 439,166 shares of common stock issuable upon exercise of warrants.
(6)	Includes 142,857 shares of common stock held by Mr. Mino and 71,429 shares of common stock issuable upon exercise of warrants.
(7)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes up to 11,763,574 shares of common stock issuable upon conversion of the Iconic Convertible Notes, each of which are subject to a 9.99% beneficial ownership limitation. Does not include (i) 545,201 shares issuable upon conversion of the Iconic Convertible Notes above the 9.99% beneficial ownership limitation, (ii) 18,001,587 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation, and (iii) up to 11,931,575 shares of common stock issuable under the Investment Agreement, which are subject to a 9.99% beneficial ownership limitation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Dr. Michael Dent

Our founder and CEO, Dr. Michael Dent, has made loans to the Company from time to time in the form of unsecured promissory notes payable. The carrying values of notes payable to Dr. Dent as of December 31, 2019 and 2018 were as follows:

		Interest	December 31,
Inception Date	Maturity Date	Rate	2019		2018
January 12, 2017	December 31, 2020	10%	$38,378	*	$40,560
January 18, 2017	December 31, 2020	10%	21,904	*	23,165
January 24, 2017	December 31, 2020	10%	54,696	*	57,839
February 9, 2017	December 31, 2020	10%	32,715	*	34,586
April 20, 2017	December 31, 2020	10%	10,754	*	11,357
June 15, 2017	December 31, 2020	10%	34,560	*	36,464
August 17, 2017	December 31, 2020	10%	20,997	*	20,000
August 24, 2017	December 31, 2020	10%	39,312	*	37,500
September 7, 2017	December 31, 2020	10%	36,586	*	35,000
September 21, 2017	December 31, 2020	10%	27,621	*	26,500
September 29, 2017	December 31, 2020	10%	12,487	*	12,000
December 21, 2017	December 31, 2020	10%	14,318	*	14,000
January 8, 2018	December 31, 2020	10%	76,415	*	75,000
January 11, 2018	December 31, 2020	10%	9,164	*	9,000
January 26, 2018	December 31, 2020	10%	17,712	*	17,450
January 3, 2014	December 31, 2020	10%	296,336	*	222,050

			$743,955		$672,471

*	Denotes that note payable is reflected at fair value

Interest accrued on the above unsecured promissory notes as of December 31, 2019 and 2018 was $192,888 and $129,117, respectively.

On February 12, 2018, the Company issued a five-year warrant to purchase 6,678,462 shares of common stock at an exercise price of $0.065 per share to Dr. Dent (the “2018 Warrant”) as an inducement to (i) extend the maturity dates of up to $439,450 loaned by Dr. Dent to the Company in 2017 and 2018 in the form of unsecured promissory notes, including $75,000 loaned from Dr. Dent to the Company in January 2018 to allow the Company to retire an existing convertible promissory note payable to a third party before such convertible promissory note became eligible for conversion, and (ii) provide continued loans to the Company. The fair value of the warrant was calculated using the Black-Scholes pricing model at $337,466, with the following assumptions: risk-free interest rate of 2.56%, expected life of 5 years, volatility of 268.90%, and expected dividend yield of zero. On March 28, 2018, Dr. Dent agreed to extend the maturity dates of promissory notes with an aggregate face value of $177,500, which were originally scheduled to mature before September 30, 2018, by one year from the original maturity date. Because the fair value of the warrants was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). A loss on debt extinguishment was recorded in the amount of $348,938, equal to the fair value of the warrants of $337,466, plus the excess of $11,472 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments at the time of extinguishment. The change in fair value of the reissued debt instruments subsequent to the reissuance date, which is included on the statement of operations in “Change in fair value of debt,” was $24,098 and $15,029 in the years ended December 31, 2019 and 2018, respectively.

On July 18, 2018, in connection with a $2,000,000 private placement by a third-party investor, Dr. Dent agreed to extend the maturity date on all of the above notes until December 31, 2019 for no additional consideration.

On December 31, 2019, Dr. Dent agreed to further extend the maturity date on all of the above notes until December 31, 2020 in exchange for (i) a new five-year warrant to purchase 1,157,143 shares of common stock at an exercise price of $0.014 per share, and (ii) an extension of the expiration date on the 2018 Dr. Dent Warrant from February 12, 2023 to January 1, 2025. The fair value of the warrant was calculated using the Black-Scholes pricing model at $133,943, with the following assumptions: risk-free interest rate of 1.69%, expected life of 5 years, volatility of 119.72%, and expected dividend yield of zero. The incremental fair value of the extended 2018 Dr. Dent Warrant was $66,572, being the excess Black-Scholes fair value of the warrant immediately after the change in terms over the Black-Scholes fair value immediately before the change in terms. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $247,871, equal to the fair value of the warrant consideration of $200,515, plus the excess of $47,356 of the fair value of the reissued debt instruments over the carrying value of the existing debt instruments at the time of extinguishment. There was no change in fair value of the reissued debt instruments subsequent to the reissuance date, since the extinguishment transaction occurred on December 31, 2019.

MedOffice Direct

During 2017, the Company entered into an agreement with MedOffice Direct (“MOD”), a company majority-owned by the Company’s CEO and largest shareholder, Dr. Michael Dent, pursuant to which the Company agreed to pay rent to MOD in the amount of $2,040 per month for office space in MOD’s facility used by the Company and its employees for the period from January 1, 2017 through July 31, 2018. The agreement terminated on July 31, 2018. During the years ended December 31, 2019 and 2018, the Company recognized rent expense to MOD in the amount of $-0- and $18,360, respectively, pursuant to this agreement.

During 2017, the Company entered into a separate Marketing Agreement with MOD pursuant to which MOD agreed to market the HealthLynked Network to its physician practice clients, in exchange for a semi-annual fee of $25,000. This agreement was terminated effective April 1, 2018. During years ended December 31, 2019 and 2018, the Company recognized general and administrative expense in the amount of $-0- and $12,500, respectively, pursuant to this agreement. On July 1, 2018 the Company and MOD signed a marketing and service agreement pursuant to which the Company will include MOD offering as part of its product offering to physicians and the Company will receive 8% of revenue for new sales related to MOD products sold through the HealthLynked Network.

Stock Repurchase

On October 3, 2018, the Company bought back 100,000 shares of common stock from a shareholder for a total purchase price of $5,000. The shares were retired. The selling shareholder was the brother of our CEO Dr. Michael Dent.

On August 28, 2019, the Company bought back 15,000 shares of common stock from a shareholder for a total purchase price of $1,200. The selling shareholder was a former employee.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2019 and 2018, our independent registered public accounting firm RBSM LLP billed us a total of $60,846 and $53,500, respectively, related to interim reviews and annual audits of our financial statements, $-0- and $10,000, respectively, related to auditor consents and registration statements reviews, and $45,000 and $-0-, respectively, related to the audit of are acquired subsidiary NCFM. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our board of directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.1	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated January 14, 2019 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.2	Form of Convertible Promissory Note with BHP Capital NY Inc. dated January 14, 2019 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.3	Agreement and Plan of Merger, dated January 15, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.4	Press Release, dated January 22, 2019 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2019)
10.5	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated January 24, 2019 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.6	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated January 24, 2019 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.7	First Amendment to Agreement and Plan of Merger, dated April 12, 2019, by and among HealthLynked Corp., HLYK Florida, LLC, Hughes Center for Functional Medicine, P.A., and Pamela A. Hughes, D.O. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2019)
10.8	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 3, 2019 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.9	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 3, 2019 (Filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.10	Form of Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital LLC dated April 11, 2019 (Filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.11	Form of Convertible Promissory Note with BHP Capital NY Inc. dated April 11, 2019 (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.12	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated April 11, 2019 (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.13	Form of Convertible Promissory Note with Iconic Holdings LLC dated April 15, 2019 (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.14	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated May 7, 2019 (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.15	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated May 7, 2019 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2019)
10.16	Form of Securities Purchase Agreement with Morningview Financial LLC dated June 3, 2019 (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.17	Form of Convertible Promissory Note with Morningview Financial LLC dated June 3, 2019 (Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.18	Form of Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital LLC dated July 11, 2019 (Filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.19	Form of Convertible Promissory Note with BHP Capital NY Inc. dated July 11, 2019 (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.20	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated July 11, 2019 (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.21	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated July 16, 2019 (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.22	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated July 16, 2019 (Filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.23	Form of Securities Purchase Agreement with GS Capital Partners LLC dated July 18, 2019 (Filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.24	Form of Convertible Promissory Note with GS Capital Partners LLC dated July 18, 2019 (Filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2019)
10.25	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated August 26, 2019 (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)

Exhibit No.		Exhibit Description
10.26		Form of Convertible Promissory Note with BHP Capital NY Inc. dated August 26, 2019 (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.27		Form of Convertible Promissory Note with Iconic Holdings LLC dated October 1, 2019 (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.28		Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated October 1, 2019 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.29		Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated October 1, 2019 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.30		Form of Securities Purchase Agreement with BHP Capital NY Inc. dated October 30, 2019 (Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.31		Form of Convertible Promissory Note with BHP Capital NY Inc. dated October 30, 2019 (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.32		Form of Securities Purchase Agreement with Morningview Financial LLC dated October 30, 2019 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.33		Form of Convertible Promissory Note with Morningview Financial LLC dated October 30, 2019 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.34		Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated November 4, 2019 (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.35		Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated November 4, 2019 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019)
10.36	*	Form of Securities Purchase Agreement with Jefferson Street Capital LLC dated December 2, 2019
10.37	*	Form of Convertible Promissory Note with Jefferson Street Capital LLC dated December 2, 2019
10.38	*	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated January 13, 2020
10.39	*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated January 13, 2020
10.40		Shareholder Letter, dated January 9, 2020 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2020)
10.41		Presentation Materials (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2020)
10.42	*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated January 22, 2020
10.43	*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated January 22, 2020
10.44		Agreement and Plan of Merger, dated February 5, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2020)
10.45		Press Release, dated February 11, 2020 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2020)
10.46	*	Form of Securities Purchase Agreement with BHP Capital NY Inc. dated March 13, 2020
10.47	*	Form of Convertible Promissory Note with BHP Capital NY Inc. dated March 13, 2020
21.1	*	Subsidiaries
23.1	*	Consent of RBSM LLP
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	*	XBRL Instance Document
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

Dated: March 30, 2020

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

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2020
Michael Dent	(Principal Executive Officer)

/s/ George O’Leary	Chief Financial Officer and Director	March 30, 2020
George O’Leary	(Principal Financial and Accounting Officer)

/s/ Robert P. Mino	Director	March 30, 2020
Robert P. Mino

/s/ Robert Gasparini	Director	March 30, 2020
Robert Gasparini