Form 10-Q
period 2020-03-31
HealthLynked Corp
filed 2020-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 14, 2020, there were 124,221,432 shares of the issuer's common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$204,266	$110,441
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of March 31, 2020 and December 31, 2019, respectively	74,161	83,251
Inventory	89,601	70,460
Prepaid expenses	56,766	119,328
Deferred offering costs	6,401	19,203
Total Current Assets	431,195	402,683

Property, plant and equipment, net of accumulated depreciation of $772,057 and $749,316 as of March 31, 2020 and December 31, 2019, respectively	491,047	513,788
Intangible assets, net of accumulated amortization of $7,953 and $5,908 as of March 31, 2020 and December 31, 2019, respectively	1,134,585	1,336,958
ROU lease assets and deposits	255,662	293,125

Total Assets	$2,312,489	$2,546,554

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$786,095	$836,465
Lease liability, current portion	145,869	201,523
Due to related party, current portion	509,563	493,457
Notes payable to related party, current portion	817,037	743,955

Convertible notes payable, net of original issue discount and debt discount of $427,567 and $777,668 as of March 31, 2020 and December 31, 2019, respectively	1,651,917	1,542,036
Contingent acquisition consideration, current portion	50,263	100,000
Derivative financial instruments	219,938	991,288
Total Current Liabilities	4,180,682	4,908,724

Long-Term Liabilities
Contingent acquisition consideration, long term portion	256,031	400,000
Lease liability, long term portion	103,225	80,510

Total Liabilities	4,539,938	5,389,234

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 118,887,168 and 109,894,490 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11,889	10,990
Common stock issuable, $0.0001 par value; 1,652,347 and 1,047,904 shares as of March 31, 2020 and December 31, 2019, respectively	205,241	159,538
Additional paid-in capital	14,165,291	13,016,446
Accumulated deficit	(16,609,870)	(16,029,654)
Total Shareholders’ Deficit	(2,227,449)	(2,842,680)

Total Liabilities and Shareholders’ Deficit	$2,312,489	$2,546,554

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue
Patient service revenue, net	$1,336,940	$464,990

Operating Expenses
Practice salaries and benefits	765,121	350,240
Other practice operating costs	563,691	244,539
General and administrative	510,976	691,802
Depreciation and amortization	24,786	1,655
Total Operating Expenses	1,864,574	1,288,236

Loss from operations	(527,634)	(823,246)

Other Income (Expenses)
Loss on extinguishment of debt	(467,937)	(139,798)
Change in fair value of debt	35,965	(29,697)
Financing cost	---	(33,903)
Amortization of original issue and debt discounts on notes payable and convertible notes	(292,163)	(179,384)
Change in fair value of derivative financial instruments and contingent acquisition consideration	733,734	191,633
Interest expense	(62,181)	(46,322)
Total other expenses	(52,582)	(237,471)

Net loss before provision for income taxes	(580,216)	(1,060,717)

Provision for income taxes	---	---

Net loss	$(580,216)	$(1,060,717)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.01)
Fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares:
Basic	114,601,960	88,506,930
Fully diluted	114,601,960	88,506,930

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2019	109,894,490	10,990	159,538	13,016,446	(16,029,654)	(2,842,680)

Sale of common stock	4,187,566	419	(59,000)	407,181	---	348,600
Fair value of warrants allocated to proceeds of common stock	---	---	---	88,833	---	88,833
Conversion of convertible notes payable to common stock	4,672,612	467	51,652	600,441	---	652,560
Consultant and director fees payable with common shares and warrants	---	---	60,212	6,666	---	66,878
Shares and options issued pursuant to employee equity incentive plan	132,500	13	(7,161)	45,724	---	38,576
Net loss	---	---	---	---	(580,216)	(580,216)

Balance at March 31, 2020	118,887,168	11,889	205,241	14,165,291	(16,609,870)	(2,227,449)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

Sale of common stock	3,261,978	326	---	693,832	---	694,158
Fair value of warrants allocated to proceeds of common stock	---	---	---	139,068	---	139,068
Shares issued with convertible notes payable	28,000	3	---	4,673	---	4,676
Fair value of warrants issued for professional services	---	---	---	54,257	---	54,257
Conversion of convertible notes payable to common stock	2,512,821	251	---	534,980	---	535,231
Consultant fees payable with common shares and warrants	270,000	27	19,960	6,850	---	26,837
Shares and options issued pursuant to employee equity incentive plan	113,750	12	---	61,223	---	61,235
Exercise of stock warrants	2,098,427	210	---	(210)	---	---
Exercise of stock options	113,141	11	---	(11)	---	---
Net loss	---	---	---	---	(1,060,717)	(1,060,717)

Balance at March 31, 2019	93,577,019	9,358	46,097	9,026,215	(11,561,772)	(2,480,102)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(580,216)	$(1,060,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,786	1,655
Stock based compensation, including amortization of prepaid fees	118,257	180,741
Amortization of original issue discount and debt discount on convertible notes	292,163	179,384
Financing cost	---	33,903
Change in fair value of derivative financial instruments and contingent acquisition consideration	(733,734)	(191,633)
Loss on extinguishment of debt	467,937	139,798
Change in fair value of debt	(35,965)	29,697
Changes in operating assets and liabilities:
Accounts receivable	9,090	7,979
Inventory	(19,141)	---
Prepaid expenses and deposits	62,562	9,903
ROU lease assets	80,760	61,870
Accounts payable and accrued expenses	(10,556)	51,237
Lease liability	(76,236)	(60,800)
Due to related party, current portion	16,106	16,590
Net cash used in operating activities	(384,187)	(600,393)

Cash Flows from Investing Activities
Acquisition of property and equipment	---	(4,302)
Net cash used in investing activities	---	(4,302)

Cash Flows from Financing Activities
Proceeds from sale of common stock	437,433	833,226
Proceeds from issuance of convertible notes	344,000	---
Repayment of convertible notes	(373,094)	150,000
Proceeds from related party loans	149,000	---
Repayment of related party loans	(79,327)	---
Net cash provided by financing activities	478,012	983,226

Net increase in cash	93,825	378,531
Cash, beginning of period	110,441	135,778

Cash, end of period	$204,266	$514,309

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020		2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$15,016		$830
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable		$72,890		$179,227
Common stock issuable issued during period		$66,175		$4,483
Fair value of warrants issued for professional service	$	---		$14,743
Conversion of convertible note payable to common shares		$652,560		$535,231
Fair value of common shares issued with convertible notes payable	$	---		$4,676
Cashless exercise of options and warrants	$	---		$222
Adoption of lease obligation and ROU asset		$43,297		$417,317
Derivative liabilities written off with repayment and conversion of convertible notes payable		$103,885	$	---
Reduction in contingent acquisition consideration		$200,328	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company operates in two distinct divisions: Health Services and Digital Healthcare. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 30, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See discussion below under the caption “Leases” in this Note 2 and in Note 8 for more detail on the Company’s accounting policy with respect to lease accounting.

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

MARCH 31, 2020

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of and March 31, 2020 and December 31, 2019, the Company’s gross accounts receivable were $156,458 and $174,531, respectively, and net accounts receivable were $74,161 and $83,251, respectively, based upon net reporting of accounts receivable. As of March 31, 2020 and December 31, 2019, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

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

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 8 for more complete details on balances at March 31, 2020, and December 31, 2019. The adoption had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s unaudited condensed consolidated statements of cash flows.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three months ended March 31, 2020 or 2019.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of March 31, 2020 or 2019.

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

MARCH 31, 2020

(UNAUDITED)

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

Prior to January 1, 2020, the Company utilized the closed-form Black-Scholes option pricing model to estimate the fair value of options, warrants, beneficial conversion features and other Level 3 financial assets and liabilities. Effective January 1, 2020, the Company changed to a binomial lattice option pricing model. The Company believes that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and nonemployees under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of options and warrants granted. In prior periods, the Company used the Black-Scholes pricing model.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three months ended March 31, 2020 or 2019, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2020 or 2019, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2020 and December 31, 2019, potentially dilutive securities were comprised of (i) 48,333,767 and 47,056,293 warrants outstanding, respectively, (ii) 3,209,250 and 3,269,250 stock options outstanding, respectively, (iii) 30,177,865 and 23,210,423 shares issuable upon conversion of convertible notes, respectively, and (iv) 318,750 and 332,500 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. In prior periods, the Company used the Black-Scholes pricing model. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 12, Shareholders’ Deficit.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of March 31, 2020, the Company had a working capital deficit of $3,749,487 and accumulated deficit $16,609,870. For the three months ended March 31, 2020, the Company had a net loss of $580,216 and net cash used by operating activities of $384,187. Net cash used in investing activities was $-0-. Net cash provided by financing activities was $478,012, resulting principally from $437,433 proceeds from the sale of common stock, $344,000 net proceeds from the issuance of convertible notes and $149,000 proceeds from the issuance of related party loans.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

The Company intends that the cost of completing intended acquisitions, implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining existing and expanding overhead and administrative costs, will be financed from (i) profits generated by NCFM and, upon completion of the acquisition, from Cura and AHP, and (ii) outside funding sources, including the put rights associated with the Investment Agreement, issuance of convertible notes, sales of common stock, and loans from related parties. The Company expects to repay our outstanding convertible notes, which have an aggregate face value of $2,133,895 as of March 31, 2020, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted under the Investment Agreement, sales of equity, loans from related parties and others, or through the conversion of convertible notes into equity. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

NOTE 4 – ACQUISITION

On April 12, 2019, the Company acquired a 100% interest in Hughes Center for Functional medicine (“HCFM”), a medical practice engaged in improving the health of its patients through individualized and integrative health care. Under the terms of acquisition, the Company paid HCFM shareholders $500,000 in cash, issued 3,968,254 shares of the Company’s common stock and agreed to an earn-out provision of $500,000 that may be earned based on the performance of HCFM in the years ended on the first, second and third anniversary dates of the acquisition closing. The total consideration fair value represents a transaction value of $1,799,672. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Following the acquisition, HCFM was rebranded as NCFM and was combined with NWC to form the Company’s Health Services segment. As a result of the acquisition, the Company is expected to be a leading provider of Functional Medicine in Southwest Florida. The Company also expects to reduce costs in its Health Services segment through economies of scale.

The following table summarizes the fair value of consideration paid for HCFM.

Cash	$500,000
Common Stock (3,968,254 shares)	1,000,000
Contingent acquisition consideration subject to earn-out	299,672

Fair Value of Total Consideration	$1,799,672

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date. The fair value of the contingent acquisition consideration related to the future earn-out payments was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of derivative financial instruments and contingent acquisition consideration.” During the three months ended March 31, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $6,621 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 4 – ACQUISITION (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired at the acquisition date. There were no liabilities assumed in the acquisition of HCFM.

Cash	$35,000
Hyperbaric Chambers	452,289
Medical Equipment	29,940
Computer Equipment/Software	19,739
Office Furniture & Equipment	23,052
Inventory	72,114
Leasehold Improvements	25,000
Website	41,000
Patient Management Platform Database	1,101,538

Fair Value of Identifiable Assets Acquired	$1,799,672

The fair value of the website of $41,000 was determined based upon the cost to reconstruct and put into use applying current market rates. The fair value of the Patient Management Platform Database of $1,101,538 was estimated by applying the income approach. Under the income approach, the expected future cash flows generated by the Patient Management Platform Database are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the business. Cash flows were estimated based on EBITDA using forecasted revenue and costs. The measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (i) a capitalization rate of 11.75% (ii) sustainable growth of 5% and (iii) a benefit stream using EBITDA cash flow. The Company finalized the purchase price allocation in March 2020 and determined that no goodwill was included in the acquisition.

The following represents the pro forma consolidated income statement as if HCFM had been included in the consolidated results of the Company for the entire three-month periods ending March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Revenue	$1,336,940	$1,187,170
Net loss	$(580,216)	$(1,035,152)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020 and 2019, respectively.

NOTE 5 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES

On March 22, 2017, the Company the Company granted to the investor in the Investment Agreement warrants to purchase 4,000,000 shares at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and is being amortized over the period during which the Company can access the financing, which began on May 15, 2017 and ends on May 15, 2020. During the three months ended March 31, 2020 and 2019, the Company recognized $12,802 and $12,802, respectively, in general and administrative expense related to the cost of the warrants.

On December 6, 2018, the Company granted three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants of $35,462 was amortized over a three-month service period. During the three months ended March 31, 2020 and 2019, the Company recognized $-0- and $25,611, respectively, to general and administrative expense related to the warrants.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019

Capital lease equipment	$251,752	$251,752
Medical equipment	482,229	482,229
Telephone equipment	12,308	12,308
Furniture, transport and office equipment	516,815	516,815

Total property, plant and equipment	1,263,104	1,263,104
Less: accumulated depreciation	(772,057)	(749,316)

Property, plant and equipment, net	$491,047	$513,788

Depreciation expense during the three months ended March 31, 2020 and 2019 was $22,742 and $1,655, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019

Medical database	$1,101,538	$1,230,000
Website	41,000	41,000
Goodwill	---	71,866

Total intangible assets	1,142,538	1,342,866
Less: accumulated amortization	(7,953)	(5,908)

Intangible assets, net	$1,134,585	$1,336,958

Goodwill and intangible assets arose from the acquisition of NCFM in April 2019. The medical database is assumed to have an indefinite life and is not amortized. The website is being amortized on a straight-line basis over its estimated useful life of five years. Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of NCFM. The Company finalized the purchase price allocation in March 2020 and determined that no goodwill was included in the acquisition.

Amortization expense in the three months ended March 31, 2020 and 2019 was $2,044 and $-0-, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three months ended March 31, 2020 or 2019.

NOTE 8 – LEASES

The Company has two operating leases for office space and equipment that expire in July 2020, an operating lease for office space that expires in May 2022, and an operating lease for office space that expires in March 2023. The Company’s weighted-average remaining lease term relating to its operating leases is 1.7 years, with a weighted-average discount rate of 21.48%.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

The Company is also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020. The Company’s weighted-average remaining lease term relating to its financing lease is -0- years, with a weighted-average discount rate of 9.38%. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2020:

	As of March 31, 2020			As of December 31, 2019
	Operating	Financing	Total	Operating	Financing	Total
	Leases	Leases	Leases	Leases	Leases	Leases
Lease assets	$240,215	$-	$240,215	$273,196	$4,482	$277,678

Lease liabilities
Lease liabilities (short term)	$145,869	$-	$145,869	$197,041	$4,482	$201,523
Lease liabilities (long term)	103,225	-	103,225	80,510	-	80,510
Total lease liabilities	$249,094	$-	$249,094	$277,551	$4,482	$282,033

The Company incurred lease expense of $95,269 ($90,682 related to operating leases and $4,587 related to financing leases) and $73,415 ($68,828 related to operating leases and $4,587 related to financing leases) in the three months ended March 31, 2020 and 2019, respectively.

Maturities of operating and capital lease liabilities were as follows as of March 31, 2020:

	Operating	Capital		Total
	Leases	Leases		Commitments
2020	$164,809	$	---	$164,809
2021	98,531		---	98,531
2022	52,662		---	52,662
2023	6,099		---	6,099
Total lease payments	322,101		---	322,101
Less interest	(73,007)		---	(73,007)
Present value of lease liabilities	$249,094	$	---	$249,094

NOTE 9 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of March 31, 2020 and December 31, 2019 were comprised of the following:

	March 31,	December 31,
	2020	2019
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	208,963	192,857
Total due to related party	509,563	493,457

Notes payable to related party:
Notes payable to Dr. Michael Dent and family (all current)	$817,037	$743,955

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 9 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

Notes Payable to Dr. Michael Dent

Our founder and CEO, Dr. Michael Dent, has made loans to the Company from time to time in the form of unsecured promissory notes payable. The carrying values of notes payable to Dr. Dent as of March 31, 2020 and December 31, 2019 were as follows:

		Interest	March 31,		December 31,
Inception Date	Maturity Date	Rate	2020		2019
January 12, 2017	December 31, 2020	10%	$37,624	*	$38,378	*
January 18, 2017	December 31, 2020	10%	21,474	*	21,904	*
January 24, 2017	December 31, 2020	10%	53,623	*	54,696	*
February 9, 2017	December 31, 2020	10%	32,073	*	32,715	*
April 20, 2017	December 31, 2020	10%	10,543	*	10,754	*
June 15, 2017	December 31, 2020	10%	33,881	*	34,560	*
August 17, 2017	December 31, 2020	10%	20,585	*	20,997	*
August 24, 2017	December 31, 2020	10%	38,541	*	39,312	*
September 7, 2017	December 31, 2020	10%	35,868	*	36,586	*
September 21, 2017	December 31, 2020	10%	27,079	*	27,621	*
September 29, 2017	December 31, 2020	10%	12,242	*	12,487	*
December 21, 2017	December 31, 2020	10%	14,037	*	14,318	*
January 8, 2018	December 31, 2020	10%	74,915	*	76,415	*
January 11, 2018	December 31, 2020	10%	8,984	*	9,164	*
January 26, 2018	December 31, 2020	10%	17,364	*	17,712	*
January 3, 2014	December 31, 2020	10%	290,519	*	296,336	*
January 7, 2020	July 3, 2020	10%	87,685		---

			$817,037		$743,955

*	Denotes that note payable is reflected at fair value

As denoted in the table above, certain of our notes payable to Dr. Dent are carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended March 31, 2020 and 2019 was $(21,362) and $(14,603), respectively and the fair value of these notes as of March 31, 2020 and December 31, 2019 was $729,352 and $743,955, respectively.

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 before closing fees (the “2020 MCA”). The Company is required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount is being amortized over the life of the instrument. During the three months ended March 31, 2020 and 2019, the Company made installment payments of $79,327 and $-0-, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized amortization of the discount in the amount of $18,012 and $-0-, respectively. As of March 31, 2020 and December 31, 2019, the carrying value of the MCA was $87,685 and $-0-, respectively.

Interest accrued on the above notes payable as of March 31, 2020 and December 31, 2019 was $208,963 and $192,888, respectively. Interest expense on the above unsecured promissory notes for the three months ended March 31, 2020 and 2019 was $34,117 and $16,237, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2020 and December 31, 2019 were comprised of the following:

	March 31,		December 31,
	2020		2019

$550k Note - July 2016	$537,253	*	$548,010
$50k Note - July 2016	55,750	*	56,866
$111k Note - May 2017	98,811	*	118,606
$357.5k Note - April 2019	322,276	*	328,728
$154k Note - June 2019	---		50,000
$136k Notes - July 2019	---		135,850
$78k Note III - July 2019	---		78,000
$230k Note - July 2019	---		230,000
$108.9k Note - August 2019	33,947		108,947
$142.5k Note - October 2019	142,500		142,500
$103k Note V - October 2019	103,000		103,000
$108.9k Note II - October 2019	108,947		108,947
$128.5k Note - October 2019	128,500		128,500
$103k Note VI - November 2019	103,000		103,000
$78.8k Note II - December 2019	78,750		78,750
$131.3k Note - January 2020	131,250		---
$78k Note IV - January 2020	78,000		---
$157.5k Note - March 2020	157,500		---
	2,079,484		2,319,704
Less: unamortized discount	(427,567)		(777,668)
Convertible notes payable, net of original issue discount and debt discount	$1,651,917		$1,542,036

* - Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense and amortization of debt discount recognized on each convertible note outstanding during the three months ended March 31, 2020 and 2019 were as follows:

	Interest Expense		Amortization of Debt Discount
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020		2019

$550k Note - July 2016	$8,225	$8,136	$	---	$	---
$50k Note - July 2016	1,247	1,233		---		---
$111k Note - May 2017	4,694	4,078		---		---
$171.5k Note - October 2017	---	1,785		---		---
$103k Note I - October 2018	---	2,540		---		32,526
$103k Note II - November 2018	---	2,540		---		31,856
$153k Note - November 2018	---	3,773		---		50,440
$103k Note III - December 2018	---	2,540		---		25,397
$78k Note I - January 2019	---	1,624		---		21,714
$78k Note II - January 2019	---	1,410		---		17,451
$357.5k Note - April 2019	829	---		---		---
$154k Note - June 2019	46	---		1,093		---
$67.9k Note - July 2019	707	---		7,252		---
$67.9k Note II - July 2019	177	---		2,813		---
$78k Note III - July 2019	492	---		6,208		---
$230k Note - July 2019	3,041	---		58,526		---
$108.9k Note - August 2019	2,545	---		20,960		---
$142.5k Note - October 2019	5,739	---		35,430		---
$103k Note V - October 2019	2,568	---		28,213		---
$108.9k Note II - October 2019	2,716	---		21,730		---
$128.5k Note - October 2019	3,204	---		31,949		---
$103k Note VI - November 2019	2,568	---		28,720		---
$78.8k Note II - December 2019	1,963	---		15,917		---
$131.3k Note - January 2020	2,805	---		6,945		---
$78k Note IV - January 2020	1,603	---		6,030		---
$157.5k Note - March 2020	906	---		2,365		---

	$46,075	$29,659		$274,151		$179,384

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of March 31, 2020 and December 31, 2019 were comprised of the following:

	Unamortized Discount as of
	March 31,	December 31,
	2020	2019

$154k Note - June 2019	$ ---	$21,175
$67.9k Note - July 2019	---	20,497
$67.9k Note II - July 2019	---	20,497
$78k Note III - July 2019	---	32,657
$230k Note - July 2019	---	125,684
$108.9k Note - August 2019	11,460	59,392
$142.5k Note - October 2019	71,639	107,070
$103k Note V - October 2019	42,474	70,686
$108.9k Note II - October 2019	50,862	72,592
$128.5k Note - October 2019	74,783	106,732
$103k Note VI - November 2019	53,021	81,740
$78.8k Note II - December 2019	43,028	58,946
$131.3k Note - January 2020	25,643	---
$78k Note IV - January 2020	15,920	---
$157.5k Note - March 2020	38,737	---

	$427,567	$777,668

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended March 31, 2020 and 2019 and the fair value as of the three months then ended on such instruments were as follows:

	Change in Fair Value of Debt		Fair Value of Debt as of
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019

$550k Note - July 2016	$(10,757)	$16,838	$537,253	$548,010
$50k Note - July 2016	(1,116)	1,707	55,750	56,866
$111k Note - May 2017	(3,036)	3,544	98,811	118,606
$171.5k Note - October 2017	---	1,781	---	---
$357.5k Note - April 2019	(6,453)	---	322,275	328,727

	$(21,362)	$23,870	$1,014,089	$1,052,209

Convertible Note Payable ($78,000) – January 2019

On January 14, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note”). The $78k Note, including accrued interest, was prepaid in July 2019 for a one-time cash payment of $102,321.

Convertible Note Payable ($78,000) – January 2019

On January 24, 2019, the Company entered into a securities purchase agreement for the sale of a $78,000 convertible note (the “$78k Note II”). The $78k Note II, including accrued interest, was prepaid in July 2019 for a one-time cash payment of $102,255.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.15 per share, or 740,000 of the Company’s common shares, and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share. The $111k Note matures on December 31, 2020. On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $25,394, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”). During the three months ended March 31, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During the three months ended March 31, 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a second $67,925 convertible note (the “$67.9k Note II”). During the three months ended March 31, 2020, the Company prepaid the balance on the $67.9k Note II, including accrued interest, for a one-time cash payment of $89,152. In connection with the repayment, the Company recognized a loss on debt extinguishment of $26,890 in the three months ended March 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – July 2019

On July 16, 2019, the Company issued a $78,000 convertible note (the “$78k Note III”). During the three months ended March 31, 2020, the Company prepaid the balance on the $78k Note III, including accrued interest, for a one-time cash payment of $102,388. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,432 in the three months ended March 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the three months ended March 31, 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of Company common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the three months ended March 31, 2020 equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During the three months ended March 31, 2020, the holder converted principal of $75,000 and accrued interest of $6,335 into 1,779,322 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $90,732 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($131,250) – January 2020

On January 13, 2020, the Company issued a $131,250 convertible note (the “$131.3k Note”). The $131.3k Note included $8,750 fees and discounts for net proceeds of $122,500. The $131.3k Note has an interest rate of 10% and a default interest rate of 22% and matures on January 13, 2021. The $131.3k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the embedded conversion feature (“ECF”) was calculated using a binomial lattice pricing model at $23,838. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$23,838
Original issue discount and fees	8,750
Convertible note	98,662

Gross proceeds	$131,250

Convertible Note Payable ($78,000) – January 2020

On January 16, 2020, the Company issued a $78,000 convertible note (the “$78k Note IV”). The $78k Note IV included $3,000 fees for net proceeds of $75,000. The $78k Note IV has an interest rate of 10% and a default interest rate of 22% and matures on October 15, 2020. The $78k Note IV may be converted into common stock of the Company by the holder at any time after the 6-month anniversary of the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF was calculated using a binomial lattice pricing model at $18,950. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$18,950
Original issue discount and fees	3,000
Convertible note	56,050

Gross proceeds	$78,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($157,500) – March 2020

On March 10, 2020, the Company issued a $157,500 convertible note (the “$157.5k Note”). The $157.5k Note included $11,000 fees for net proceeds of $146,500. The $157.5k Note has an interest rate of 10% and a default interest rate of 22% and matures on March 10, 2021. The $157.5k Note may be converted into common stock of the Company by the holder at any time after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 25% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date. Upon an event of default caused by the Company’s failure to deliver shares upon a conversion pursuant to the terms of the note, 300% of the outstanding principal and any interest due amount shall be immediately due. Upon an event of default caused by the Company’s breach of any other events of default specified in the note, 150% of the outstanding principal and any interest due amount shall be immediately due.

The fair value of the ECF was calculated using a binomial lattice pricing model at $30,102. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$30,102
Original issue discount and fees	11,000
Convertible note	116,398

Gross proceeds	$157,500

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of (i) the fair value of ECFs embedded in convertible promissory notes for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock, and (ii) a conditional cash redemption feature included in certain outstanding warrant agreements. The fair market value of the ECF derivative liabilities was calculated at inception of each convertible promissory note for which the conversion rate is not fixed and allocated to the respective convertible notes, with any excess recorded as a charge to “Financing cost.” The fair market value of the warrant feature derivative liabilities, which is only exercisable upon a change of control of the Company, was calculated as of the time that the beneficial ownership of the Company’s management and board fell below 50% and therefore a change of control a transaction, including a hostile takeover, was no longer within the Company’s control. Derivative financial instruments are revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2020 and 2019 include the following:

	Three Months Ended March 31,
	2020	2019

Balance, beginning of period	$991,288	$800,440
Inception of derivative financial instruments	72,890	179,230
Change in fair value of derivative financial instruments	(740,355)	(191,633)
Conversion or extinguishment of derivative financial instruments	(103,885)	(207,182)

Balance, end of period	$219,938	$580,855

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Three Months Ended March 31,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.05% to 1.61%	2.40% to 2.73%
Expected life range (in years)	0.14 to 1.00	0.33 to 1.00
Volatility range	117.48% to 125.32%	202.73% to 293.97%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During the three months ended March 31, 2020 and 2019, five and one convertible notes, respectively, were converted in part or in full into common shares by the holders, and three and zero convertible notes, respectively, were repaid in part or in full in cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

NOTE 12 – SHAREHOLDERS’ DEFICIT

Private Placements

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

During the three months ended March 31, 2020, the Company sold 2,412,087 shares of common stock in seven separate private placement transactions and received $315,000 in proceeds from the sales. The shares were issued at a share price of $0.13 per share with respect to 2,269,230 shares and $0.14 per share with respect to 142,857 shares. In connection with the stock sales, the Company also issued 1,134,616 five-year warrants to purchase shares of common stock at an exercise price of $0.23 and 71,429 five-year warrants to purchase shares of common stock at an exercise price of $0.24 per share.

Investment Agreement Draws

During three months ended March 31, 2020 and 2019, the Company issued 1,331,432 and 2,128,644 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $122,433 and $493,226, respectively, in net proceeds from the draws.

Common Stock Issuable

As of March 31, 2020 and December 31, 2019, the Company was obligated to issue the following shares:

	March 31, 2020		December 31, 2019
	Amount	Shares	Amount	Shares

Shares issuable pursuant to consulting agreements	$123,589	740,439	$93,377	493,142
Shares issuable to employees and directors	30,000	266,264	7,161	75,000
Shares issuable pursuant to stock subscriptions received	---	---	59,000	479,762
Shares issuable pursuant to convertible note conversion notices	51,652	645,644	---	---
	$205,241	1,652,347	$159,538	1,047,904

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 12 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During December 2019, the Company completed stock subscription agreements totaling $59,000 for the sale of 479,762 shares of common stock. The funds were received and shares were issued in January and February 2020.

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2020 and 2019 are summarized as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	47,056,293	$0.21	46,161,463	$0.18
Granted during the period	1,277,474	$0.23	996,667	$0.42
Exercised during the period	---	$ ---	(2,099,256)	$(0.00)
Terminated during the period	---	$ ---	---	$ ---
Outstanding at end of the period	48,333,767	$0.21	45,058,874	$0.19

Exercisable at end of the period	48,333,767	$0.21	45,058,874	$0.19

Weighted average remaining life	3.8 years		3.5 years

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2020:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,287,011	4.7	$0.07	15,287,011	$0.07
$0.10 to 0.24	19,012,796	3.3	$0.18	19,012,796	$0.18
$0.25 to 0.49	10,093,960	4.2	$0.29	10,093,960	$0.29
$0.50 to 1.00	3,940,000	1.9	$0.28	3,940,000	$0.28
$0.05 to 1.00	48,333,767	3.8	$0.18	48,333,767	$0.18

During the three months ended March 31, 2020 and 2019, the Company issued 1,277,474 and 996.667 warrants, respectively, the aggregate grant date fair value of which was $100,547 and $294,707, respectively. The fair value of the warrant was calculated using the following assumptions:

	Three Months Ended March 31,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	1.38% to 1.59%	2.44% to 2.52%
Expected life range (in years)	5.00 years	3.00 to 5.00
Volatility range	119.69% to 124.02%	212.96% to 216.35%
Dividend yield	0.00%	0.00%

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 12 – SHAREHOLDERS’ DEFICIT (CONTINUED)

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior.

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the three months ended March 31, 2020 and 2019:

	2020	2019
Outstanding at beginning of the period	1,874,063	1,738,750
Granted during the period	207,500	61,563
Terminated during the period	(62,500)	---
Outstanding at end of the period	2,019,063	1,800,313

Shares vested at period-end	1,700,313	1,336,563
Weighted average grant date fair value of shares granted during the period	$0.10	$0.26
Aggregate grant date fair value of shares granted during the period	$17,000	$12,805
Shares available for grant pursuant to EIP at period-end	10,275,368	10,154,118

Total stock-based compensation recognized for grants under the EIP was $17,696 and $32,779 during the three months ended March 31, 2020 and 2019, respectively. Total unrecognized stock compensation related to these grants was $53,382 as of March 31, 2020.

A summary of the status of nonvested shares issued pursuant to the EIP as of and for the three months ended March 31, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	332,500	$0.17	540,000	$0.16
Granted	207,500	$0.10	---	$ ---
Vested	(158,750)	$0.08	(76,250)	$0.04
Forfeited	(62,500)	$0.07	---	$ ---
Nonvested at end of period	318,750	$0.19	463,750	$0.18

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 12 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the three months ended March 31, 2020 and 2019:

	2020			2019
			Weighted		Weighted
			Average		Average
			Exercise		Exercise
	Number		Price	Number	Price
Outstanding at beginning of the period		3,269,250	$0.21	3,707,996	$0.18
Granted during the period		20,000	$0.11	591,250	$0.26
Exercised during the period		---	$ ---	(154,166)	$0.20
Forfeited during the period		(80,000)	$0.26	(595,830)	$0.20
Outstanding at end of the period		3,209,250	$0.20	3,549,250	$0.19

Options exercisable at period-end		1,926,125		1,261,000
Weighted average remaining life (in years)		7.4		8.2
Weighted average grant date fair value of options granted during the period	$	---		$0.21
Options available for grant at period-end		10,275,368		10,154,118

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2020:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,283,000	5.7	$0.08	1,270,500	0.08
$0.11 to 0.31	1,926,250	8.6	$0.28	655,625	0.29
$0.08 to 0.31	3,209,250	7.4	$0.20	1,926,125	$0.15

Total stock-based compensation recognized related to option grants was $20,880 and $28,456 during the three months ended March 31, 2020 and 2019, respectively.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the three months ended March 31, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,636,250	$0.22	2,332,413	$0.13
Granted	20,000	$0.08	591,250	$0.21
Vested	(293,125)	$0.20	(39,583)	$0.03
Forfeited	(80,000)	$0.21	(595,830)	$0.02
Nonvested at end of period	1,283,125	$0.22	2,288,250	$0.18

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Leases

Maturities of lease liabilities were as follows as of March 31, 2020:

	Operating	Capital		Total
	Leases	Leases		Commitments
2020	$164,809	$	---	$164,809
2021	98,531		---	98,531
2022	52,662		---	52,662
2023	6,099		---	6,099
Total lease payments	322,101		---	322,101
Less interest	(73,007)		---	(73,007)
Present value of lease liabilities	$249,094	$	---	$249,094

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services division. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance-based pay later in the contract.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 14 – SEGMENT REPORTING

The Company has two reportable segments: Health Services and Digital Healthcare. Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a newly-formed physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Company’s Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31, 2020						Three Months Ended March 31, 2019
	Health Services		Digital Healthcare		Total		Health Services		Digital Healthcare		Total
Revenue
Patient service revenue, net		$1,336,940	$	---		$1,336,940		$464,990	$	---	$464,990

Operating Expenses
Practice salaries and benefits		765,121		---		765,121		350,240		---	350,240
Other practice operating costs		563,691		---		563,691		244,539		---	244,539
General and administrative		---		510,976		510,976		---		691,802	691,802
Depreciation and amortization		24,191		595		24,786		1,060		595	1,655
Total Operating Expenses		1,353,003		511,571		1,864,574		595,839		692,397	1,288,236

Loss from operations		$(16,063)		$(511,571)		$(527,634)		$(130,849)		$(692,397)	$(823,246)

Other Segment Information
Interest expense		$5,536		$56,645		$62,181		$5,828		$40,494	$46,322
Loss on extinguishment of debt	$	---		$467,937		$467,937	$	---		$139,798	$139,798
Financing cost	$	---	$	---	$	---	$	---		$33,903	$33,903
Amortization of original issue and debt discounts on convertible notes	$	---		$292,163		$292,163	$	---		$179,384	$179,384
Change in fair value of debt	$	---		$(35,965)		$(35,965)	$	---		$29,697	$29,697
Change in fair value of derivative financial instruments and contingent acquisition consideration	$	---		$(733,734)		$(733,734)	$	---		$(191,633)	$(191,633)
	March 31, 2020						December 31, 2019
Identifiable assets		$2,175,990		$136,499		$2,312,489		$2,428,752		$117,802	$2,546,554
Goodwill	$	---	$	---	$	---		$71,866	$	---	$71,866

The Digital Healthcare segment recognized revenue of $1,356 and $1,941 in the three months ended March 31, 2020 and 2019, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$-	$-	$1,014,090	$1,014,090
Notes payable to related party	-	-	729,352	729,352
Derivative financial instruments	-	-	219,938	219,938

Total	$-	$-	$1,963,380	$1,963,380

	As of December 31, 2019
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$-	$-	$1,052,209	$1,052,209
Notes payable to related party	-	-	743,955	743,955
Derivative financial instruments	-	-	991,288	991,288

Total	$-	$-	$2,787,452	$2,787,452

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019

Convertible notes payable	$21,362	$(23,869)
Notes payable to related party	14,603	(5,828)
Derivative financial instruments	740,355	191,633
Contingent acquisition consideration	(6,621)	-

Total	$769,699	$161,936

NOTE 16 – SUBSEQUENT EVENTS

On April 2, 2020, the holder of the $108.9k Note converted the remaining principal balance of $33,947 and accrued interest of $19 into 870,929 shares of the Company’s common stock. The note was retired upon this conversion.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

On April 2, 2020, the Company issued a $157,500 convertible note (the “$157.5k Note”). The $157.5k Note included $10,500 fees and discounts for net proceeds of $147,000. The $157.5k Note has an interest rate of 10% and a default interest rate of 22% and matures on April 2, 2021. The $157.5k Note may be converted into common stock of the Company by the holder at any time six months after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 29% discount to the lowest bid or trading price of the Company’s common stock during the thirteen (13) trading days prior to the conversion date.

On April 3, 2020, the Company prepaid the balance on the $103k Note V, including accrued interest, for a one-time cash payment of $135,205.

On April 6, 2020, the Company issued a $135,000 convertible note (the “$135k Note”). The $135k Note included $3,500 fees and discounts for net proceeds of $131,500. The $135k Note has an interest rate of 10% and a default interest rate of 18% and matures on April 6, 2021. The $135k Note may be converted into common stock of the Company by the holder at any time six months after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date.

On April 6, 2020, the Company issued an $83,000 convertible note (the “$83k Note”). The $83k Note included $3,000 fees and discounts for net proceeds of $80,000. The $83k Note has an interest rate of 10% and a default interest rate of 22% and matures on February 15, 2021. The $83k Note may be converted into common stock of the Company by the holder at any time six months after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date.

On April 30, 2020, the Company issued a $128,000 convertible note (the “$128k Note”). The $128k Note included $3,000 fees and discounts for net proceeds of $125,000. The $128k Note has an interest rate of 10% and a default interest rate of 2% and matures on February 28, 2021. The $128k Note may be converted into common stock of the Company by the holder at any time six months after the issuance date, subject to a 4.99% beneficial ownership limitation, at a conversion price per share equal to a 39% discount to the lowest bid or trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date.

On May 4, 2020, the Company prepaid the balance on the $103k Note VI, including accrued interest, for a one-time cash payment of $135,099.

On May 5, 2020, the holder of the $108.9k Note II converted principal of $25,000 and accrued interest of $5,538 into 479,030 shares of the Company’s common stock..

On May 8, 2020, the holder of the $128.5k Note converted principal of $25,000 and $500 in fees into 491,804 shares of the Company’s common stock.

On May 8, 2020, the Company and its subsidiaries received an aggregate of $585,000 in loans under the Paycheck Protection Program (the “PPP”). The PPP loans, administered by the U.S. Small Business Administration and processed through Wells Fargo bank, were issued under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bear interest at 1% per annum in mature in May 2022. Principal and interest payments are deferred for the first six months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. The Company plans to use the proceeds for payroll costs and other permitted expenses.

On May 12, 2020, the Company sold 1,075,269 shares of common stock in a private placement transaction to an accredited investor and received $100,000 in proceeds from the sales. In connection with the stock sale, the Company also issued 537,644 five-year warrants to purchase shares of common stock at an exercise price of $0.19 per share.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our, or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in two distinct divisions: Health Services and Digital Healthcare. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a newly-formed physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. Our Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system.

Recent Developments

In January 2020, we launched a new physical therapy practice in Bonita Springs, Florida called Bridging the Gap Physical Therapy, or BTG. BTG employs two doctors who provide hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

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

Prior to January 1, 2020, the Company utilized the closed-form Black-Scholes option pricing model to estimate the fair value of options, warrants, beneficial conversion features and other Level 3 financial assets and liabilities. Effective January 1, 2020, the Company changed to a binomial lattice option pricing model. The Company believes that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and nonemployees under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of options and warrants granted. In prior periods, the Company used the Black-Scholes pricing model.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. In prior periods, the Company used the Black-Scholes pricing model. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments: Health Services (multi-specialty medical group including OB/GYN, functional medicine and physical therapy practices) and Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system).

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes the changes in our results of operations for the three months ended March 31, 2020 compared with the three months ended March 31, 2019:

	Three Months Ended March 31,		Change
	2020	2019	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,336,940	$464,990	$871,950	188%

Operating Expenses
Practice salaries and benefits	765,121	350,240	414,881	118%
Other practice operating costs	563,691	244,539	319,152	131%
General and administrative	510,976	691,802	(180,826)	-26%
Depreciation and amortization	24,786	1,655	23,131	1398%
Loss from operations	(527,634)	(823,246)	295,612	36%

Other Income (Expenses)
Loss on extinguishment of debt	(467,937)	(139,798)	(328,139)	-235%
Change in fair value of debt	35,965	(29,697)	65,662	221%
Financing cost	---	(33,903)	33,903	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(292,163)	(179,384)	(112,779)	-63%
Change in fair value of derivative financial instruments and contingent acquisition consideration	733,734	191,633	542,101	-283%
Interest expense	(62,181)	(46,322)	(15,859)	-34%
Total other expenses	(52,582)	(237,471)	184,889	78%

Net loss	$(580,216)	$(1,060,717)	$480,501	45%

Patient service revenue increased by $871,950, or 188%, from three months ended March 31, 2019 to 2020, primarily as a result of $846,272 revenue from NCFM (acquired on April 12, 2019) and $82,738 from BTG (started January 9, 2020), offset by lower revenue from NWC operations of $57,061.

Practice salaries and benefits increased by $414,881, or 118%, in 2020 primarily as a result of new practice salary and benefits expense from the acquisition of NCFM and the inception of BTG.

Other practice operating costs increased by $319,152, or 131%, in 2020 primarily as a result of new practice operating costs from the acquisition of NCFM and the inception of BTG.

General and administrative costs decreased by $180,826, or 26%, in 2020 primarily due to lower legal and accounting fees in 2020 as well as lower corporate overhead expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $23,131, or 1,398%, in 2020 primarily as a result of depreciation of assets acquired in the NCFM acquisition.

Loss from operations decreased by $295,612, or 36%, in 2020 primarily as a result revenue and profit from the operations of NCFM and BTG in 2020, combined with lower general and administrative expenses related to the Digital Healthcare segment.

Loss on extinguishment of debt increased by $328,139, or 235%, in 2020, primarily as a result in the increase in the number of convertible notes payable repaid and converted. During 2020, we repaid $295,925 of principal and holders converted an additional $302,925 of principal into common shares. During 2019, we had only one conversion of principal totaling $171,500. Losses on extinguishment of debt arise when the fair value consideration paid to retire a convertible note exceeds the carrying value of the instrument being retired.

Change in fair value of debt increased by $65,662, or 221%, from a loss of $29,697 in 2019 to a gain of $35,965 in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $33,903, or 10% in 2020. Financing cost arises when the inception date fair value of embedded conversion features on a convertible note are greater than the face value of the note. No such notes were issued in 2020.

Amortization of original issue and debt discounts increased by $112,779, or 63%, in 2020 as a result of the amortization of convertible notes with larger average discount balances being amortized in 2020.

Income from the change in fair value of derivative financial instruments and contingent acquisition consideration increased by $542,101, or 283%, due in large part to our change on January 1, 2020 from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments. We believe that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments. The increase in the change in fair value of derivative financial instruments stemmed primarily from the decrease in the fair value of certain bifurcated beneficial conversion feature derivative liabilities associated with convertible notes payable that were issued prior to January 1, 2020. We also recognized a loss on the change in the fair value of contingent acquisition consideration of $6,621 in 2020.

Interest expense increased by $15,859, or 34%, as a result of higher average balance on convertible notes and notes payable to related parties during 2020.

Total other expenses decreased by $184,889, or 78%, in 2020 primarily as a result of a substantial gain on change in fair value of derivative financial instruments in 2020 resulting from a change in estimate methodology, offset by higher amortization of original issue and debt discounts due to higher debt balances and higher loss on extinguishment of debt resulting from repayment and conversion of convertible notes payable.

Net loss decreased by $480,501, or 45%, in 2020 primarily as a result of revenue and profit from the NCFM and BTG businesses in 2020 that were not acquired or operations in 2019 and a gain on change in fair value of derivative financial instruments in 2020 resulting from a change in estimate methodology, offset by higher amortization of original issue and debt discounts due to higher debt balances and higher loss on extinguishment of debt resulting from repayment and conversion of convertible notes payable.

Liquidity and Capital Resources

Going Concern

As of March 31, 2020, we had a working capital deficit of $3,749,487 and accumulated deficit $16,609,870. For the three months ended March 31, 2020, we had a net loss of $580,216 and net cash used by operating activities of $384,187. Net cash used in investing activities was $-0-. Net cash provided by financing activities was $478,012, resulting principally from $437,433 proceeds from the sale of common stock, $344,000 net proceeds from the issuance of convertible notes and $149,000 proceeds from the issuance of related party loans.

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

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We have taken certain cost-cutting measures, such as salary reductions, in order to address financial concerns caused by the COVID-19 pandemic, however no assurance can be given that these measures will prove effective in mitigating the economic downturn.

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor has agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. During the three months ended March 31, 2020 and 2019, we received $122,423 and $493,226, respectively, from the proceeds of the sale of 1,331,432 and 2,128,644 shares, respectively, pursuant to the Investment Agreement. The investment agreement expires on May 15, 2020.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be financed from (i) profits generated by NCFM and, upon completion of the acquisition, from Cura and AHP, and (ii) outside funding sources available to us, including the put rights associated with the Investment Agreement, issuance of convertible notes, sales of our common stock, and loans from related parties. We expect to repay our outstanding convertible notes, which have an aggregate face value of $2,133,895 as of March 31, 2020, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others, or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Significant Liquidity Events

Through March 31, 2020, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

July 2018 Private Placement

On July 17, 2018, we completed a transaction (the “July 2018 Private Placement”) pursuant to which we sold the following securities: (1) an aggregate of 3,900,000 shares of our common stock, par value $0.0001 per share, (2) Pre-Funded Warrants to purchase an aggregate of 4,100,000 shares of our common stock with an exercise price of $0.0001 and a term of five-years, (3) Series A Warrants to purchase up to an aggregate of 8,000,000 shares of our common stock with an exercise price of $0.25 per share (subsequently reset to $0.2233 on the Repricing Date) and a term of five years, and (4) Series B Warrants to purchase up to a maximum of 17,000,000 shares of our common stock (subsequently reset at 2,745,757 pursuant to the terms of such warrants) at an exercise price of $0.0001. Net proceeds to the Company were $1,774,690. The Company also issued to the placement agent 640,000 Series A Warrants with the same terms as the investor’s Series A Warrants and Series B Warrants to purchase up to a maximum of 219,661 shares of Company common stock at an exercise price of $0.0001.

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the three months ended March 31, 2020 and 2019 and the years ended December 31, 2019 and 2018, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $122,423 (1,331,432 shares), $493,226 (2,128,644 shares), $929,986 (5,074,068 shares) and $440,523 (2,440,337 shares), respectively. The Investment Agreement expires on May 15, 2020.

Other Sales of Common Stock

During the three months ended March 31, 2020, the Company sold 2,554,944 shares of common stock in seven separate private placement transactions and received $335,000 in proceeds from the sales. The shares were issued at a share price of $0.23 per share with respect to 2,269,230 shares and $0.24 per share with respect to 285,714 shares.

During the three months ended March 31, 2019, we sold 1,133,334 shares of common stock in two separate private placement transactions and received $340,000 in proceeds from the sales. The shares were issued at a share price of $0.30 per share.

Convertible Notes Payable

As of March 31, 2020, we had outstanding convertible notes payable with aggregate face value of $2,133,895 maturing between August 15, 2020 and March 10, 2021, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Maturity
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2020
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2020
$111k Note - May 2017	111,000	10%	$0.35	December 31, 2020
$357.5k Note - April 2019	357,500	10%	$0.20	December 31, 2020
$108.9k Note - August 2019	33,947	10%	25%	August 26, 2020
$142.5k Note - October 2019	142,500	10%	39%	October 1, 2020
$103k Note V - October 2019	103,000	10%	39%	August 15, 2020
$108.9k Note II - October 2019	108,947	10%	25%	October 30, 2020
$128.5k Note - October 2019	128,500	10%	39%	October 30, 2020
$103k Note VI - November 2019	103,000	10%	39%	September 15, 2020
$78.8k Note II - December 2019	78,750	10%	25%	December 5, 2020
$131.3k Note - January 2020	131,250	10%	25%	January 31, 2021
$78k Note IV - January 2020	78,000	10%	39%	October 15, 2020
$157.5k Note - March 2020	157,500	10%	25%	March 10, 2021
	$2,133,895

PPP Loans

On May 8, 2020, we received an aggregate of $585,000 in loans under the Paycheck Protection Program (the “PPP”). The PPP loans, administered by the U.S. Small Business Administration and processed through Wells Fargo bank, were issued under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bear interest at 1% per annum in mature in May 2022. Principal and interest payments are deferred for the first six months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. We plan to use the proceeds for payroll costs and other permitted expenses.

Plan of operation and future funding requirements

Our plan of operations is to profitably operate our Health Services business and continue to invest in our Digital Healthcare business, including our cloud-based online personal medical information and record archiving system, the “HealthLynked Network.”

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

In July 2018 we raised approximately $1.8 million in the July 2018 Private Placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy. In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of Company common stock and $500,000 in a three-year performance-based payout.

Currently, we are focusing on acquiring profitable ACOs with a concentration on physician-based ACOs in Florida, the Southeast, Texas, New York and Michigan. ACOs’ objectives are to reduce patients’ healthcare costs while improving their health. Our initial targets are physician-based Florida Medicare ACOs. Profitable ACOs have shared savings, which are payments made by the Medicare governing body CMS to ACOs whose Medicare patients have aggregate total savings over the regional threshold for all Medicare patients in the territory and that meet CMS’ quality standards. Given HealthLynked’s goal to improve healthcare and reduce healthcare costs for all patients, we anticipate that the ACO acquisition model can help us expand both physician and patient utilization of the HealthLynked Network while continuing to add incremental revenue and profit from to our health services and ACO segments. To this end, on February 5, 2020, subject to certain closing conditions, we entered into an Agreement and Plan of Merger to acquire Jacksonville, Florida-based CHM and its subsidiary AHP. CHM is a healthcare enablement company that empowers local providers to own and operate in a franchise-like model that extends their reach and capabilities to maximize revenue, deliver quality care and improve patient outcomes. CHM’s subsidiary AHP is an ACO with providers around the U.S. participating in the Medicare Shared Savings Program.

We plan to raise additional capital to fund our ongoing acquisition strategy. In addition, during 2019 we extended a significant portion of our outstanding debt until December 31, 2020. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and convertible notes payable held by Iconic Holdings LLC with an aggregate face value of $1,068,000 have been extended until December 31, 2020.

Historical Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(384,187)	$(600,393)
Investing Activities	---	(4,302)
Financing activities	478,012	983,226
Net increase in cash	$93,825	$378,531

Operating Activities – During the three months ended March 31, 2020, we used cash from operating activities of $384,187, as compared with $600,393 in the same period of 2019. The decrease in cash usage results primarily from profits generated by NCFM and BTG in 2020, neither of which were operating under as part of the Company in the first quarter of 2019.

Investing Activities – During the three months ended March 31, 2020 and 2019, we used $-0- and $4,302, respectively, in investing activities, comprised mainly of computer and equipment purchases for the acquisition of HCFM (net of $35,000 cash received).

Financing Activities – During the three months ended March 31, 2020, we realized $437,433 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $344,000 net proceeds from the issuance of convertible notes and $149,000 net proceeds from the issuance of related party loans. We also repaid $373,094 of convertible loans. During the three months ended March 31, 2019, we realized $833,226 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $150,000 net proceeds from the issuance of convertible notes.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the three months ended March 31, 2020 or 2019.

Other Outstanding Obligations

Warrants

As of March 31, 2020, 48,333,767 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of March 31, 2020, 3,209,250 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

	Operating	Capital		Total
	Leases	Leases		Commitments
2020	$164,809	$	---	$164,809
2021	98,531		---	98,531
2022	52,662		---	52,662
2023	6,099		---	6,099
Total lease payments	322,101		---	322,101
Less interest	(73,007)		---	(73,007)
Present value of lease liabilities	$249,094	$	---	$249,094

Operating lease commitments relate to the following leases in Naples, Florida. First, we entered into an operating lease for our NWC practice office in Naples, Florida. The lease commenced on August 1, 2013 and expires July 31, 2020. The lease is for a 6,901 square-foot space. The base rent for the first full year of the lease term is $251,287 per annum with increases during the period. Second, we entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, we lease on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL used for Digital Services division administration. Monthly rent is approximately $3,300. Fourth, we lease approximately 3,700 square feet for our NCFM practice office in Naples, Florida. The lease commenced on April 5, 2019 and expires May 30, 2022. Base rent for the first full year of the lease term is $66,825 per annum with scheduled increases in years two and three. Fifth, we entered into an operating lease for our BTG practice in Bonita Springs, FL. The lease commenced on January 9, 2020 and expires March 31, 2023. The lease is for a 2,149 square-foot space. The base rent for the first full year of the lease term is $21,490 per annum with increases during the period.

Our previous financing lease commitment, comprised of a capital equipment finance lease for Ultrasound equipment, expired in March 2020.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended March 31, 2020, we sold 2,412,087 shares of common stock in seven separate private placement transactions to accredited investors and received $315,000 in proceeds from the sales. The shares were issued at a share price of $0.13 per share with respect to 2,269,230 shares and $0.14 per share with respect to 142,857 shares. In connection with the stock sale, we also issued 1,134,616 five-year warrants to purchase shares of common stock at an exercise price of $0.23 and 71,429 five-year warrants to purchase shares of common stock at an exercise price of $0.24 per share.

During the three months ended March 31, 2020, we issued 4,672,612 shares of common stock upon the full or partial conversion of five separate convertible notes payable. The shares retired $302,925 of convertible note payable principal and $23,206 of accrued interest.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Exhibit Description
3.1		Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2		Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3		By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4		Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5		Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.1		Form of Securities Purchase Agreement with BHP Capital NY Inc. dated January 13, 2020 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)
10.2		Form of Convertible Promissory Note with BHP Capital NY Inc. dated January 13, 2020 (Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)
10.3		Shareholder Letter, dated January 9, 2020 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2020)
10.4		Presentation Materials (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2020)
10.5		Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated January 22, 2020 (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)
10.6		Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated January 22, 2020 (Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)
10.7		Agreement and Plan of Merger, dated February 5, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2020)
10.8		Press Release, dated February 11, 2020 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2020)
10.9		Form of Securities Purchase Agreement with BHP Capital NY Inc. dated March 13, 2020 (Filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)
10.10		Form of Convertible Promissory Note with BHP Capital NY Inc. dated March 13, 2020 (Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)
10.11	*	Form of Securities Purchase Agreement with Platinum Point Capital LLC dated April 2, 2020
10.12	*	Form of Convertible Promissory Note with Platinum Point Capital LLC dated April 2, 2020
10.13	*	Form of Securities Purchase Agreement with Morningview Financial, LLC dated April 6, 2020
10.14	*	Form of Convertible Promissory Note with Morningview Financial, LLC dated April 6, 2020
10.15	*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 6, 2020
10.16	*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 6, 2020
10.17	*	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 30, 2020
10.18	*	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 30, 2020
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	*	XBRL Instance Document
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

Dated: May 15, 2020

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)