Form 10-Q
period 2020-06-30
HealthLynked Corp
filed 2020-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 14, 2020, there were 133,902,816 shares of the issuer's common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$356,084	$110,441
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of June 30, 2020 and December 31, 2019, respectively	158,090	83,251
Inventory	105,200	70,460
Prepaid expenses	58,990	119,328
Deferred offering costs	—	19,203
Total Current Assets	678,364	402,683

Property, plant and equipment, net of accumulated depreciation of $794,888 and $749,316 as of June 30, 2020 and December 31, 2019, respectively	471,257	513,788
Goodwill and intangible assets, net of accumulated amortization of $9,997 and $5,908 as of June 30, 2020 and December 31, 2019, respectively	2,587,397	1,336,958
ROU lease assets and deposits	177,874	293,125

Total Assets	$3,914,892	$2,546,554

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$658,967	$836,465
Deferred revenue	106,281	—
Lease liability, current portion	82,745	201,523
Due to related party, current portion	525,669	493,457
Notes payable to related party, current portion	827,981	743,955
Government notes payable	745,869	—
Convertible notes payable, net of original issue discount and debt discount of $212,246 and $777,668 as of June 30, 2020 and December 31, 2019, respectively	1,907,690	1,542,036
Contingent acquisition consideration, current portion	986,330	100,000
Derivative financial instruments	257,384	991,288
Total Current Liabilities	6,098,916	4,908,724

Long-Term Liabilities
Contingent acquisition consideration, long term portion	369,435	400,000
Lease liability, long term portion	86,503	80,510

Total Liabilities	6,554,854	5,389,234

Shareholders' Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 131,251,775 and 109,894,490 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	13,125	10,990
Common stock issuable, $0.0001 par value; 1,925,839 and 1,047,904 shares as of June 30, 2020 and December 31, 2019, respectively	212,945	159,538
Additional paid-in capital	15,261,686	13,016,446
Accumulated deficit	(18,127,718)	(16,029,654)
Total Shareholders' Deficit	(2,639,962)	(2,842,680)

Total Liabilities and Shareholders' Deficit	$3,914,892	$2,546,554

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Patient service revenue, net	$1,111,090	$1,208,390	$2,448,030	$1,673,380
Consulting revenue	50,420	—	50,420	—
Total revenue	1,161,510	1,208,390	2,498,450	1,673,380

Operating Expenses
Practice salaries and benefits	555,086	703,851	1,320,207	1,054,091
Other practice operating expenses	521,022	521,552	1,084,713	766,091
Medicare shared savings expenses	64,236	—	64,236	—
General and administrative	646,309	659,468	1,157,285	1,351,270
Depreciation and amortization	24,874	21,710	49,660	23,365
Total Operating Expenses	1,811,527	1,906,581	3,676,101	3,194,817

Loss from operations	(650,017)	(698,191)	(1,177,651)	(1,521,437)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	(428,435)	72,435	(896,372)	(67,363)
Change in fair value of debt	(155,667)	(30,409)	(119,702)	(60,106)
Financing cost	—	(87,332)	—	(121,235)
Amortization of original issue and debt discounts on notes payable and convertible notes	(172,951)	(299,613)	(465,114)	(478,997)
Change in fair value of derivative financial instruments	(13,672)	223,881	726,683	415,514
Change in fair value of contingent acquisition consideration	(38,688)	—	(45,309)	—
Interest expense	(58,418)	(60,345)	(120,599)	(106,667)
Total other expenses	(867,831)	(181,383)	(920,413)	(418,854)

Net loss before provision for income taxes	(1,517,848)	(879,574)	(2,098,064)	(1,940,291)

Provision for income taxes	—	—	—	—

Net loss	$(1,517,848)	$(879,574)	$(2,098,064)	$(1,940,291)

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares:
Basic	125,535,787	98,502,106	120,068,873	93,532,128
Fully diluted	125,535,787	98,502,106	120,068,873	93,532,128

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2019	109,894,490	10,990	159,538	13,016,446	(16,029,654)	(2,842,680)

Sale of common stock	4,187,566	419	(59,000)	407,181		348,600
Fair value of warrants allocated to proceeds of common stock	—	—	—	88,833	—	88,833
Conversion of convertible notes payable to common stock	4,672,612	467	51,652	600,441	—	652,560
Consultant and director fees payable with common shares and warrants	—	—	60,212	6,666	—	66,878
Shares and options issued pursuant to employee equity incentive plan	132,500	13	(7,161)	45,724	—	38,576
Net loss	—	—	—	—	(580,216)	(580,216)

Balance at March 31, 2020	118,887,168	11,889	205,241	14,165,291	(16,609,870)	(2,227,449)

Acquisition of Cura Health Management LLC	2,240,838	224	—	201,451	—	201,675
Sale of common stock	3,180,312	318	24,651	228,808	—	253,777
Fair value of warrants allocated to proceeds of common stock	—	—	—	33,482	—	33,482
Conversion of convertible notes payable to common stock	6,669,320	667	(51,652)	584,268	—	533,283
Consultant and director fees payable with common shares and warrants	111,110	11	34,705	8,989	—	43,705
Shares and options issued pursuant to employee equity incentive plan	163,027	16		39,397	—	39,413
Net loss	—	—	—	—	(1,517,848)	(1,517,848)

Balance at June 30, 2020	131,251,775	13,125	212,945	15,261,686	(18,127,718)	(2,639,962)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2018	85,178,902	8,518	26,137	7,531,553	(10,501,055)	(2,934,847)

Sale of common stock	3,261,978	326	—	693,832	—	694,158
Fair value of warrants allocated to proceeds of common stock	—	—	—	139,068	—	139,068
Shares issued with convertible notes payable	28,000	3	—	4,673	—	4,676
Fair value of warrants issued for professional services	—	—	—	54,257	—	54,257
Conversion of convertible notes payable to common stock	2,512,821	251	—	534,980	—	535,231
Consultant fees payable with common shares and warrants	270,000	27	19,960	6,850	—	26,837
Shares and options issued pursuant to employee equity incentive plan	113,750	12	—	61,223	—	61,235
Exercise of stock warrants	2,098,427	210	—	(210)	—	—
Exercise of stock options	113,141	11	—	(11)	—	—
Net loss	—	—	—	—	(1,060,717)	(1,060,717)

Balance at March 31, 2019	93,577,019	9,358	46,097	9,026,215	(11,561,772)	(2,480,102)

Acquisition of Hughes Center for Functional Medicine	3,968,254	397	—	999,603	—	1,000,000
Sale of common stock	567,953	57	34,418	110,989	—	145,464
Fair value of warrants allocated to proceeds of common stock	—	—	—	15,582	—	15,582
Fair value of warrants allocated to proceeds of convertible notes payable	—	—	—	225,323	—	225,323
Shares issued with convertible notes payable	50,000	5	—	12,495	—	12,500
Fair value of warrants issued for professional services	—	—	—	—	—	—
Conversion of convertible notes payable to common stock	740,002	74	—	138,688	—	138,762
Consultant fees payable with common shares and warrants	30,000	3	24,833	39,510	—	64,346
Shares and options issued pursuant to employee equity incentive plan	135,313	13	—	59,384	—	59,397
Exercise of stock warrants	2,000,000	200	—	—	—	200
Exercise of stock options	—	—	—	—	—	—
Net loss	—	—	—	—	(879,574)	(879,574)

Balance at June 30, 2019	101,068,541	10,107	105,348	10,627,789	(12,441,346)	(1,698,102)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,098,064)	$(1,940,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,660	23,365
Stock based compensation, including amortization of prepaid fees	207,777	317,285
Amortization of original issue discount and debt discount on convertible notes	465,114	478,997
Financing cost	—	121,235
Change in fair value of derivative financial instruments	(726,683)	(415,514)
Loss on extinguishment of debt	896,372	67,363
Change in fair value of debt	119,702	60,106
Change in fair value of contingent acquisition consideration	45,309	—
Changes in operating assets and liabilities:
Accounts receivable	15,357	(9,210)
Inventory	(34,740)	(21,469)
Prepaid expenses and deposits	74,671	(9,380)
ROU lease assets	159,508	133,046
Accounts payable and accrued expenses	(141,532)	133,270
Lease liability	(156,082)	(128,084)
Due to related party, current portion	32,211	33,488
Deferred revenue	2,247	—
Net cash used in operating activities	(1,089,173)	(1,155,793)

Cash Flows from Investing Activities
Acquisition, net of cash acquired	(164,005)	(465,000)
Payment of contingent acquisition consideration	(47,000)	—
Acquisition of property and equipment	(3,041)	(4,302)
Net cash used in investing activities	(214,046)	(469,302)

Cash Flows from Financing Activities
Proceeds from sale of common stock	724,692	994,272
Proceeds from exercise of warrants	—	200
Proceeds from issuance of convertible notes	827,500	1,025,000
Repayment of convertible notes	(746,758)	(404,416)
Proceeds from related party loans	149,000	—
Repayment of related party loans	(151,441)	—
Proceeds from government loans	745,869	—
Net cash provided by financing activities	1,548,862	1,615,056

Net increase (decrease) in cash	245,643	(10,039)
Cash, beginning of period	110,441	135,778

Cash, end of period	$356,084	$125,739

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,342	$15,589
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$211,497	$804,059
Common stock issuable issued during period	$66,161	$25
Fair value of warrants issued for professional service	$—	$54,257
Conversion of convertible note payable to common shares	$1,044,892	$673,993
Fair value of common shares issued with convertible notes payable	$—	$17,176
Cashless exercise of options and warrants	$—	$221
Adoption of lease obligation and ROU asset	$43,297	$560,050
Fair value of shares issued as acquisition consideration	$201,675	$1,000,000
Fair value of contingent acquisition consideration issued	$1,057,785	$500,000
Derivative liabilities written off with repayment of convertible notes payable	$115,646	$288,569
Derivative liabilities written off with conversion of convertible notes payable	$103,073	$267,811
Reduction in contingent acquisition consideration	$200,328	$—
Fair value of warrants allocated to proceeds of fixed convertible notes payable	$—	$225,323

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Company operates in three distinct divisions: the Health Services Division, the Digital Healthcare Division and, upon acquisition of Cura Health Management LLC (“CHM”) along with its subsidiary ACO Health Partners LLC (“AHP”) on May 18, 2020, Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”), referred to as the ACO/MSO Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired with CHM, which assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 30, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp. and its four wholly owned subsidiaries: NWC, BTG, HYLK FL (doing business as NCFM and CHM) and AHP. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

JUNE 30, 2020

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

Revenue Recognition

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

JUNE 30, 2020

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

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. The Company expects that Medicare shared savings revenue, if any, for the program year ended December 31, 2019 will be reported in the three months ended September 30, 2020 when the MSSP revenue is either known or able to be estimated with reasonable certainty. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred.

Consulting Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded a deferred revenue liability at each balance sheet date.

Deferred Revenue

The Company’s deferred revenue liability balance was $106,281 and $-0- as of June 30, 2020 and December 31, 2019, respectively.

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings for patient services. Trade accounts receivable are recorded at this net amount. As of June 30, 2020 and December 31, 2019, the Company’s gross patient services accounts receivable were $185,307 and $174,531, respectively. As of June 30, 2020 and December 31, 2019, net patient services accounts receivable were $102,363 and $83,251, respectively, and accounts receivable from other revenue were $55,727 and $-0-, respectively. As of June 30, 2020 and December 31, 2019, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 8 for more complete details on balances as of the reporting periods presented herein. The adoption had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s unaudited condensed consolidated statements of cash flows.

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three or six months ended June 30, 2020 or 2019.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of or for the periods ended June 30, 2020 or 2019.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three and six months ended June 30, 2020 or 2019, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2020 and 2019, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2020 and December 31, 2019, potentially dilutive securities were comprised of (i) 49,208,018 and 47,056,293 warrants outstanding, respectively, (ii) 3,229,250 and 3,269,250 stock options outstanding, respectively, (iii) 30,529,156 and 23,210,423 shares issuable upon conversion of convertible notes, respectively, and (iv) 300,000 and 332,500 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. In prior periods, the Company used the Black-Scholes pricing model. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 14, Shareholders’ Deficit.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: Health Services (multi-specialty medical group including the NWC OB/GYN practice, the NCFM practice acquired in April 2019 and the BTG physical therapy practice launched in 2020), Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system), and ACO/MSO (comprised of the ACO/MSO business acquired with CHM in May 2020, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP).

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

Accounting standards recently adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments are estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new accounting guidance generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. The ASUs became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, the one step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. The ASU should be applied on a prospective basis. ASU 2017-04 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2018, the FASB issued ASU 2018-13, Fair Value measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Therefore, a customer in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. ASU 2018-15 also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement, and to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. ASU 2018-15 can be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods therein, with early adoption permitted. ASU 2018-15 became effective for us on January 1, 2020. We have elected to apply the standard prospectively. The adoption of this update did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our unaudited condensed consolidated Financial Statements.

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of June 30, 2020, the Company had a working capital deficit of $5,420,552 and accumulated deficit $18,127,718. For the six months ended June 30, 2020, the Company had a net loss of $2,098,064 and net cash used by operating activities of $1,089,173. Net cash used in investing activities was $214,046. Net cash provided by financing activities was $1,548,862, resulting principally from $827,500 net proceeds from the issuance of convertible notes, $724,692 proceeds from the sale of common stock, $745,869 proceeds from loans issued by the federal government under the Payroll Protection Act, and $149,000 proceeds from the issuance of related party loans.

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

JUNE 30, 2020

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

The Company intends that the cost of completing intended acquisitions, implementing its development and sales efforts related to the HealthLynked Network, as well as maintaining existing and expanding overhead and administrative costs, will be financed from (i) profits generated by NCFM and, upon completion of the acquisition, from Cura and AHP, and (ii) outside funding sources, including the put rights associated with the Investment Agreement, issuance of convertible notes, sales of common stock, and loans from related parties. The Company expects to repay our outstanding convertible notes, which have an aggregate face value of $2,051,250 as of June 30, 2020, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted under the Investment Agreement, sales of equity, loans from related parties and others, or through the conversion of convertible notes into equity. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended an additional two years to May 15, 2022. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

NOTE 4 – ACQUISITIONS

Hughes Center for Functional Medicine – April 2019

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

The following table summarizes the fair value of consideration paid for HCFM:

Cash	$500,000
Common Stock (3,968,254 shares)	1,000,000
Contingent acquisition consideration subject to earn-out	299,672

Fair Value of Total Consideration	$1,799,672

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date. The fair value of the contingent acquisition consideration related to the future earn-out payments was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended June 30, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration related to the HCFM acquisition of $4,706 and $-0-, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $11,327 and $-0-, respectively. During the six months ended June 30, 2020, the Company paid the seller $47,000 in satisfaction of the first year of earn-out.

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

Cura Health Management LLC – May 2020

On May 18, 2020, the Company acquired a 100% interest in Cura Health Management LLC (“CHM”) and its wholly owned subsidiary ACO Health Partners, LLC (“AHP”). CHM and AHP assist physician practices in providing coordinated and more efficient care to patients via the MSSP. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”). Following the acquisition, the business of CHM will comprise the Company’s ACO/MSO Division.

Under the terms of acquisition, the Company paid CHM shareholders the following consideration: (i) $214,000 in cash paid at closing, (ii) 2,240,838 shares of HealthLynked common stock issued at closing, (iii) up to $223,500 additional cash and $660,000 in additional shares of HealthLynked common payable at the time CHM receives the final assessment of the calculation of MSSP savings for the 2019 program year, with this amount prorated based on a target MSSP payment (plus other ancillary revenue) of $1,725,000, and (iv) up to $437,500 based on the business achieving annual revenue of $2,250,000 and annual profit of $500,000 in each of the four years following closing.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

The total consideration fair value represents a transaction value of $1,473,460. The following table summarizes the fair value of consideration paid:

Cash paid at closing	$214,000
Shares issued at closing	201,675
Cash and shares contingent upon 2019 program year MSSP payment target	778,192
Cash contingent upon four-year earn-out	279,593

$1,473,460

The fair value of the 2,240,838 common shares issued at closing was determined using the intraday average high and low trading price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owners of CHM up to $62,500, $125,000, $125,000 and $125,000 on the first, second, third and fourth anniversary, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date. The fair value of the contingent acquisition consideration related to both the four-year earn-out and the current year MSSP savings amount were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three and six months ended June 30, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration related to the CHM acquisition of $33,981 and $-0-, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$49,995
Accounts receivable	90,197
Prepayments	15,294
ACO physician contracts	1,073,000
Goodwill	381,856
Accounts payable	(32,846)
Deferred revenue	(104,034)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$1,473,460

The fair value of the ACO Physician Contracts of $1,073,000 was estimated by applying the income approach. Under the income approach, the expected future cash flows generated by the ACO Physician Contracts are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the business. Cash flows were estimated based on EBITDA using forecasted revenue and costs. The measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (i) a capitalization rate of 24.24% (ii) sustainable growth of 5.00% and (iii) a benefit stream using EBITDA cash flow. Goodwill of $381,856 arising from the acquisition consists of value associated with the legacy name. None of the goodwill recognized is expected to be deductible for income tax purposes.

Pro Forma Financial Information

The following represents the pro forma consolidated income statement as if HCFM and CHM had been included in the consolidated results of the Company for the entire six-month period ending June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Revenue	$2,700,128	$2,821,128
Net loss	$(2,175,860)	$(1,991,173)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM and CHM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020 and 2019, respectively.

NOTE 5 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES

On March 22, 2017, the Company the Company granted to the investor in the Investment Agreement warrants to purchase 4,000,000 shares at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and is being amortized over the initial period during which the Company was able access the financing, which began on May 15, 2017 and ended on May 15, 2020. The Company recognized general and administrative expense related to the cost of the warrants of $6,401 and $12,802 in the three months ended June 30, 2020 and 2019, respectively, and $19,203 and $25,604 in the six months ended June 30, 2020 and 2019, respectively.

On December 6, 2018, the Company granted three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants of $35,462 was amortized over a three-month service period.. The Company recognized general and administrative expense related to the warrants of $-0- and $-0- in the three months ended June 30, 2020 and 2019, respectively, and $-0- and $25,611 in the six months ended June 30, 2020 and 2019, respectively.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

Capital lease equipment	$251,752	$251,752
Medical equipment	484,126	482,229
Telephone equipment	12,308	12,308
Furniture, transport and office equipment	517,959	516,815

Total property, plant and equipment	1,266,145	1,263,104
Less: accumulated depreciation	(794,888)	(749,316)

Property, plant and equipment, net	$471,257	$513,788

Depreciation expense during the three months ended June 30, 2020 and 2019 was $22,830 and $21,710, respectively. Depreciation expense during the six months ended June 30, 2020 and 2019 was $45,572 and $21,590, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

NCFM: Medical database	$1,101,538	$1,230,000
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	—
Goodwill	381,856	71,866

Total intangible assets	2,597,394	1,342,866
Less: accumulated amortization	(9,997)	(5,908)

Intangible assets, net	$2,587,397	$1,336,958

Goodwill and intangible assets arose from the acquisitions of NCFM in April 2019 and CHM in May 2020. The NCFM medical database is assumed to have an indefinite life and is not amortized and the website is being amortized on a straight-line basis over its estimated useful life of five years. The CHM ACO physician contracts are assumed to have an indefinite life and are not amortized. Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of CHM.

Amortization expense in the three months ended June 30, 2020 and 2019 was $2,045 and $1,775, respectively. Amortization expense in the six months ended June 30, 2020 and 2019 was $4,089 and $1,775, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three or six months ended June 30, 2020 or 2019.

NOTE 8 – LEASES

The Company has two operating leases for office space and equipment that expire in July 2020, an operating lease for office space that expires in May 2022, and an operating lease for office space that expires in March 2023. As of June 30, 2020, the Company’s weighted-average remaining lease term relating to its operating leases was 1.9 years, with a weighted-average discount rate of 21.19%. The Company was also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2020:

	As of June 30, 2020			As of December 31, 2019
	Operating	Financing	Total	Operating	Financing	Total
	Leases	Leases	Leases	Leases	Leases	Leases
Lease assets	$161,467	$—	$161,467	$273,196	$4,482	$277,678

Lease liabilities
Lease liabilities (short term)	$82,745	$—	$82,745	$197,041	$4,482	$201,523
Lease liabilities (long term)	86,503	—	86,503	80,510	—	80,510
Total lease liabilities	$169,248	$—	$169,248	$277,551	$4,482	$282,033

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

Lease expense in the three and six months ended June 30, 2020 and 2019 was as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating leases	$90,682	$85,573	$181,365	$154,401
Financing leases	—	4,587	4,587	9,174

Total lease expense	$90,682	$90,160	$185,952	$163,575

Maturities of operating and capital lease liabilities were as follows as of June 30, 2020:

	Operating	Capital	Total
	Leases	Leases	Commitments
2020	$71,466	$—	$71,466
2021	98,531	—	98,531
2022	52,662	—	52,662
2023	6,099	—	6,099
Total lease payments	228,758	—	228,758
Less interest	(59,510)	—	(59,510)
Present value of lease liabilities	$169,248	$—	$169,248

NOTE 9 – DEFERRED REVENUE

Amounts related to deferred contract revenue in the three and six months ended June 30, 2020 and 2019 was as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Balance, beginning of period	$—	$—	$—	$—
Acquisition of CHM	104,034	—	104,034	—
Payments received for unearned revenue	52,667	—	52,667	—
Revenue earned	(50,420)	—	(50,420)	—

Balance, end of period	$106,281	$—	$106,281	$—

Deferred revenue relates to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date. The Company typically satisfies its performance obligations related to such contracts upon completion of service. Payment is typically made in the month prior to the services being provided.

NOTE 10 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of June 30, 2020 and December 31, 2019 were comprised of the following:

	June 30,	December 31,
	2020	2019
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	225,069	192,857
Total due to related party	525,669	493,457

Notes payable to related party:
Notes payable to Dr. Michael Dent and family (all current)	$827,981	$743,955

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 10 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

Notes Payable to Dr. Michael Dent

Our founder and CEO, Dr. Michael Dent, has made loans to the Company from time to time in the form of unsecured promissory notes payable. The carrying values of notes payable to Dr. Dent as of June 30, 2020 and December 31, 2019 were as follows:

		Interest	June 30,		December 31,
Inception Date	Maturity Date	Rate	2020		2019
January 12, 2017	December 31, 2020	10%	$40,852	*	$38,378	*
January 18, 2017	December 31, 2020	10%	23,316	*	21,904	*
January 24, 2017	December 31, 2020	10%	58,223	*	54,696	*
February 9, 2017	December 31, 2020	10%	34,824	*	32,715	*
April 20, 2017	December 31, 2020	10%	11,447	*	10,754	*
June 15, 2017	December 31, 2020	10%	36,788	*	34,560	*
August 17, 2017	December 31, 2020	10%	22,350	*	20,997	*
August 24, 2017	December 31, 2020	10%	41,847	*	39,312	*
September 7, 2017	December 31, 2020	10%	38,945	*	36,586	*
September 21, 2017	December 31, 2020	10%	29,402	*	27,621	*
September 29, 2017	December 31, 2020	10%	13,292	*	12,487	*
December 21, 2017	December 31, 2020	10%	15,242	*	14,318	*
January 8, 2018	December 31, 2020	10%	81,342	*	76,415	*
January 11, 2018	December 31, 2020	10%	9,755	*	9,164	*
January 26, 2018	December 31, 2020	10%	18,854	*	17,712	*
January 3, 2014	December 31, 2020	10%	315,443	*	296,336	*
January 7, 2020	July 3, 2020	10%	36,059		—

			$827,981		$743,955

*	Denotes that note payable is reflected at fair value

As denoted in the table above, certain of our notes payable to Dr. Dent are carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended June 30, 2020 and 2019 was $62,570 and $6,256, respectively. The changes in fair value during the six months ended June 30, 2020 and 2019 was $47,967 and $12,084, respectively. The fair value of these notes as of June 30, 2020 and December 31, 2019 was $791,922 and $743,955, respectively.

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 before closing fees (the “2020 MCA”). The Company is required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount is being amortized over the life of the instrument. The Company made installment payments against the MCA of $72,114 and $-0-, respectively, during the three months ended June 30, 2020 and 2019, and $151,441 and $-0-, respectively, during the six months ended June 30, 2020 and 2019. The Company recognized amortization of the discount in the amount of $20,488 and $-0-, respectively, during the three months ended June 30, 2020 and 2019, and $38,500 and $-0-, respectively, during the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the carrying value of the MCA was $36,059 and $-0-, respectively. This note was repaid in full and retired during July 2020.

Interest accrued on the above notes payable as of June 30, 2020 and December 31, 2019 was $225,069 and $192,888, respectively. Interest expense on the above unsecured promissory notes was $36,594 and $16,417 for the three months ended June 30, 2020 and 2019, respectively, and $70,711 and $32,654 for the six months ended June 30, 2020 and 2019, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 11 – GOVERNMENT NOTES PAYABLE

During the six months ended June 30, 2020, the Company and its subsidiaries received an aggregate of $745,869 in loans under the Paycheck Protection Program (the “PPP”). The PPP loans, administered by the U.S. Small Business Administration and processed through Wells Fargo bank, were issued under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bear interest at 1% per annum in mature in May 2022. Principal and interest payments are deferred for the first six months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities.

Interest accrued on the PPP loans as of June 30, 2020 and December 31, 2019 was $861 and $-0-, respectively. Interest expense on the PPP loans was $861 and $-0- for the three months ended June 30, 2020 and 2019, respectively, and $861 and $-0- for the six months ended June 30, 2020 and 2019, respectively.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2020 and December 31, 2019 were comprised of the following:

	June 30,		December 31,
	2020		2019

$550k Note - July 2016	$583,343	*	$548,010	*
$50k Note - July 2016	60,533	*	56,866	*
$111k Note - May 2017	113,388	*	118,606	*
$357.5k Note - April 2019	349,922	*	328,728	*
$154k Note - June 2019	—		50,000
$136k Notes - July 2019	—		135,850
$78k Note III - July 2019	—		78,000
$230k Note - July 2019	—		230,000
$108.9k Note - August 2019	—		108,947
$142.5k Note - October 2019	142,500		142,500
$103k Note V - October 2019	—		103,000
$108.9k Note II - October 2019	—		108,947
$128.5k Note - October 2019	—		128,500
$103k Note VI - November 2019	—		103,000
$78.8k Note II - December 2019	—		78,750
$131.3k Note - January 2020	131,250		—
$78k Note IV - January 2020	78,000		—
$157.5k Note - March 2020	157,500		—
$157.5k Note II - April 2020	157,500		—
$135k Note - April 2020	135,000		—
$83k Note II - April 2020	83,000		—
$128k Note - April 2020	128,000		—
	2,119,936		2,319,704
Less: unamortized discount	(212,246)		(777,668)
Convertible notes payable, net of original issue discount and debt discount	$1,907,690		$1,542,036

*	- Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization of debt discount recognized on each convertible note outstanding during the three and six months ended June 30, 2020 and 2019 were as follows:

	Amortization of Debt Discount
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

$103k Note I - October 2018	$—	$1,446	$—	$33,972
$103k Note II - November 2018	—	13,096	—	44,952
$153k Note - November 2018	—	39,276	—	89,718
$103k Note III - December 2018	—	17,214	—	42,611
$78k Note I - January 2019	—	26,000	—	47,714
$78k Note II - January 2019	—	24,061	—	41,512
$103k Note III - April 2019	—	27,384	—	27,384
$104.5k Note - April 2019	—	22,842	—	22,842
$104.5k Note II - April 2019	—	22,842	—	22,842
$357.5k Note - April 2019	—	75,364	—	75,362
$103k Note IV - May 2019	—	18,727	—	18,727
$154k Note - June 2019	—	11,361	1,093	11,361
$67.9k Note - July 2019	—	—	7,252	—
$67.9k Note II - July 2019	—	—	2,813	—
$78k Note III - July 2019	—	—	6,208	—
$230k Note - July 2019	—	—	58,527	—
$108.9k Note - August 2019	78	—	21,038	—
$142.5k Note - October 2019	35,430	—	70,861	—
$103k Note V - October 2019	930	—	29,143	—
$108.9k Note II - October 2019	11,475	—	33,205	—
$128.5k Note - October 2019	19,755	—	51,705	—
$103k Note VI - November 2019	10,730	—	39,450	—
$78.8k Note II - December 2019	11,194	—	27,111	—
$131.3k Note - January 2020	8,103	—	15,048	—
$78k Note IV - January 2020	7,317	—	13,347	—
$157.5k Note - March 2020	10,248	—	12,610	—
$157.5k Note II - April 2020	12,308	—	12,308	—
$135k Note - April 2020	9,974	—	9,974	—
$83k Note II - April 2020	7,092	—	7,092	—
$128k Note - April 2020	7,829	—	7,829	—

	$152,463	$299,613	$426,614	$478,997

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of June 30, 2020 and December 31, 2019 were comprised of the following:

	Unamortized Discount as of
	June 30,	December 31,
	2020	2019

$154k Note - June 2019	$—	$21,175
$67.9k Note - July 2019	—	20,497
$67.9k Note II - July 2019	—	20,497
$78k Note III - July 2019	—	32,657
$230k Note - July 2019	—	125,684
$108.9k Note - August 2019	—	59,392
$142.5k Note - October 2019	36,209	107,070
$103k Note V - October 2019	—	70,686
$108.9k Note II - October 2019	—	72,592
$128.5k Note - October 2019	—	106,732
$103k Note VI - November 2019	—	81,740
$78.8k Note II - December 2019	—	58,946
$131.3k Note - January 2020	17,541	—
$78k Note IV - January 2020	8,603	—
$157.5k Note - March 2020	28,490	—
$157.5k Note II - April 2020	38,169	—
$135k Note - April 2020	32,855	—
$83k Note II - April 2020	19,191	—
$128k Note - April 2020	31,188	—

	$212,246	$777,668

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense recognized on each convertible note outstanding during the three and six months ended June 30, 2020 and 2019 were as follows:

	Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

$550k Note - July 2016	$8,227	$8,227	$16,455	$16,364
$50k Note - July 2016	1,247	1,247	2,493	2,479
$111k Note - May 2017	2,019	4,123	6,714	8,200
$171.5k Note - October 2017	—	—	—	1,785
$103k Note I - October 2018	—	113	—	2,653
$103k Note II - November 2018	—	1,044	—	3,584
$153k Note - November 2018	—	2,938	—	6,710
$103k Note III - December 2018	—	1,721	—	4,261
$78k Note I - January 2019	—	1,945	—	3,569
$78k Note II - January 2019	—	1,945	—	3,355
$103k Note III - April 2019	—	2,483	—	2,483
$104.5k Note - April 2019	—	2,290	—	2,290
$104.5k Note II - April 2019	—	2,290	—	2,290
$357.5k Note - April 2019	8,913	10,450	9,742	10,453
$103k Note IV - May 2019	—	1,524	—	1,524
$154k Note - June 2019	—	1,139	46	1,139
$67.9k Note - July 2019	—	—	707	—
$67.9k Note II - July 2019	—	—	177	—
$78k Note III - July 2019	—	—	492	—
$230k Note - July 2019	—	—	3,041	—
$108.9k Note - August 2019	19	—	2,564	—
$142.5k Note - October 2019	3,553	—	9,291	—
$103k Note V - October 2019	85	—	2,653	—
$108.9k Note II - October 2019	1,254	—	3,970	—
$128.5k Note - October 2019	1,946	—	5,149	—
$103k Note VI - November 2019	959	—	3,527	—
$78.8k Note II - December 2019	1,381	—	3,344	—
$131.3k Note - January 2020	3,272	—	6,077	—
$78k Note IV - January 2020	1,945	—	3,547	—
$157.5k Note - March 2020	3,927	—	4,833	—
$157.5k Note II - April 2020	3,840	—	3,840	—
$135k Note - April 2020	3,144	—	3,144	—
$83k Note II - April 2020	1,933	—	1,933	—
$128k Note - April 2020	2,139	—	2,139	—

	$49,803	$43,479	$95,878	$73,139

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three and six months ended June 30, 2020 and 2019 and the fair value as of such instruments as of June 30, 2020 and December 31, 2019 were as follows:

	Change in Fair Value of Debt
	Three Months Ended		Six Months Ended		Fair Value of Debt as of
	June 30,		June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019

$550k Note - July 2016	$46,090	$18,415	$35,333	$35,253	$583,342	$548,010
$50k Note - July 2016	4,783	1,865	3,667	3,573	60,533	56,866
$111k Note - May 2017	14,577	3,872	11,541	7,416	113,388	118,606
$171.5k Note - October 2017	—	—	—	1,781	—	—
$357.5k Note - April 2019	27,647	—	21,194	—	349,923	328,727

	$93,097	$24,152	$71,735	$48,023	$1,107,186	$1,052,209

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

Convertible Notes Payable ($103,000) – October 2018

On October 18, 2018, the Company issued a $103,000 convertible note (the “$103k Note I”). On April 4, 2019, the Company prepaid the balance on the $103k Note I, including accrued interest, for a one-time cash payment of $134,500. In connection with the repayment, the Company recognized a gain on debt extinguishment of $28,169 in the six months ended June 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Notes Payable ($103,000) – November 2018

On November 12, 2018, the Company issued a $103,000 convertible note (the “$103k Note II”). On May 7, 2019, the Company prepaid the balance on the $103k Note II, including accrued interest, for a one-time cash payment of $134,888. In connection with the repayment, the Company recognized a gain on debt extinguishment of $23,821 in the six months ended June 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Notes Payable ($153,000) – November 2018

On November 19, 2018, the Company issued a $153,000 convertible note (the “$153k Note”). During six months ended June 30, 2019, the holder of the $153k Note converted principal in the amount of $110,000 into 740,002 shares of Company common stock. The remaining principal balance of $43,000 was converted in the second half of 2019.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($103,000) – December 2018

On December 3, 2018, the Company issued a $103,000 convertible note (the “$103k Note III”). On May 31, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,029. In connection with the repayment, the Company recognized a gain on debt extinguishment of $20,445 in the six months ended June 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2019

On January 14, 2019, the Company issued a $78,000 convertible note (the “$78k Note”). The $78k Note, including accrued interest, was repaid in July 2019 for a one-time cash payment of $102,321. In connection with the repayment, the Company recognized a loss on debt extinguishment of $6,258 in the six months ended June 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2019

On January 24, 2019, the Company issued a $78,000 convertible note (the “$78k Note II”). The $78k Note II, including accrued interest, was repaid in July 2019 for a one-time cash payment of $102,255. In connection with the repayment, the Company recognized a gain on debt extinguishment of $11,161 in the six months ended June 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($103,000) – April 2019

On April 3, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). During the second half of 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,099.

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of a $104,500 convertible note (the “$104.5k Note I”). During the second half of 2019, the holder of the $104.5k Note I converted the full principal in the amount of $104,500 and $5,768 of accrued interest into 1,176,189 shares of Company common stock.

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of a second $104,500 convertible note (the “$104.5k Note II”). During the second half of 2019, the Company prepaid the balance on the $104.5k Note II, including accrued interest, for a one-time cash payment of $142,500.

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note has an interest rate of 10%, matures on December 31, 2020, and may be converted into common stock of the Company by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.15, or 2,383,333 shares.

Convertible Note Payable ($103,000) – May 2019

On May 7, 2019, the Company issued a $103,000 convertible note (the “$103k Note IV”). During the second half of 2019, the Company prepaid the balance on the $103k Note IV, including accrued interest, for a one-time cash payment of $133,900.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”), of which $54,000 was converted in the second half of 2019. During the six months ended June 30, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During the six months ended June 30, 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a second $67,925 convertible note (the “$67.9k Note II”). During the six months ended June 30, 2020, the Company prepaid the balance on the $67.9k Note II, including accrued interest, for a one-time cash payment of $89,152. In connection with the repayment, the Company recognized a loss on debt extinguishment of $26,890 in the six months ended June 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – July 2019

On July 16, 2019, the Company issued a $78,000 convertible note (the “$78k Note III”). During the three months ended June 30, 2020, the Company prepaid the balance on the $78k Note III, including accrued interest, for a one-time cash payment of $102,388. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,432 in the six months ended June 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the three months ended June 30, 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of Company common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the six months ended June 30, 2020 equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During the six months ended June 30, 2020, the holder converted the full principal of $108,947 and accrued interest of $6,354 into 2,650,251 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $161,617 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($103,000) – October 2019

On October 1, 2019, the Company issued a $103,000 convertible note (the “$103k Note V”). On April 3, 2020, 2020, the Company prepaid the balance on the $103k Note V, including accrued interest, for a one-time cash payment of $135,205. In connection with the repayment, the Company recognized a loss on debt extinguishment of $43,777 in the six months ended June 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – October 2019

On October 30, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note II”). During the six months ended June 30, 2020, the holder converted the full principal of $108,947 and accrued interest of $5,821 into 1,954,870 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $76,895 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($128,500) – October 2019

On October 30, 2019, the Company issued a $128,500 convertible note (the “$128.5k Note”). During the six months ended June 30, 2020, the holder converted the full principal of $128,500 and accrued interest of $8,832 into 3,197,877 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $154,248 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($103,000) – November 2019

On November 4, 2019, the Company issued a $103,000 convertible note (the “$103k Note VI”). On May 4, 2020, the Company prepaid the balance on the $103k Note VI, including accrued interest, for a one-time cash payment of $135,099. In connection with the repayment, the Company recognized a loss on debt extinguishment of $45,077 in the six months ended June 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,750) – December 2019

On December 2, 2019, the Company issued a $78,750 convertible note (the “$78.8k Note”). On June 3, 2020, the Company prepaid the balance on the $78.8k Note, including accrued interest, for a one-time cash payment of $103,359. In connection with the repayment, the Company recognized a loss on debt extinguishment of $37,554 in the six months ended June 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

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

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($157,500) – April 2020

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

The fair value of the ECF was calculated using a binomial lattice pricing model at $39,978. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$39,978
Original issue discount and fees	10,500
Convertible note	107,022

Gross proceeds	$157,500

Convertible Note Payable ($135,000) – April 2020

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

The fair value of the ECF was calculated using a binomial lattice pricing model at $39,329. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$39,329
Original issue discount and fees	3,500
Convertible note	92,171

Gross proceeds	$135,000

Convertible Note Payable ($83,000) – April 2020

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

The fair value of the ECF was calculated using a binomial lattice pricing model at $23,283. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$23,283
Original issue discount and fees	3,000
Convertible note	56,717

Gross proceeds	$83,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($128,000) – April 2020

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

The fair value of the ECF was calculated using a binomial lattice pricing model at $36,018. The ECF qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final allocation of the proceeds at inception was as follows:

Embedded conversion feature	$36,018
Original issue discount and fees	3,000
Convertible note	88,982

Gross proceeds	$128,000

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative financial instruments and changes thereto recorded in the three and six months ended June 30, 2020 and 2019 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Balance, beginning of period	$219,938	$580,855	$991,288	$800,440
Inception of derivative financial instruments	138,608	624,832	211,498	804,059
Change in fair value of derivative financial instruments	13,672	(223,881)	(726,683)	(415,514)
Conversion or extinguishment of derivative financial instruments	(114,834)	(349,201)	(218,719)	(556,380)

Balance, end of period	$257,384	$632,605	$257,384	$632,605

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Six Months Ended June 30,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.05% to 1.61%	1.92% to 2.73%
Expected life range (in years)	0.14 to 1.00	0.14 to 1.00
Volatility range	117.48% to 134.20%	141.63% to 293.37%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During the six months ended June 30, 2020 and 2019, eight and zero convertible notes, respectively, were converted in part or in full into common shares by the holders, and six and zero convertible notes, respectively, were repaid in part or in full in cash. Accordingly, the derivative financial instruments associated with the ECFs of these convertible notes were written off in connection with the extinguishment of each convertible note.

NOTE 14 – SHAREHOLDERS’ DEFICIT

Private Placements

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

During the six months ended June 30, 2020, the Company sold 4,303,427 shares of common stock in 12 separate private placement transactions and received $478,500 in proceeds from the sales. The shares were issued at per share prices between $0.06 and $0.14. In connection with the stock sales, the Company also issued 1,926,725 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.24 per share. Of these shares, 535,714 with respect to proceeds of $32,500 were issuable as of June 30, 2020.

Investment Agreement Draws

During six months ended June 30, 2020 and 2019, the Company issued 3,298,975 and 2,696,597 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $266,190 and $604,272, respectively, in net proceeds from the draws.

Common Stock Issuable

As of June 30, 2020 and December 31, 2019, the Company was obligated to issue the following shares:

	June 30, 2020		December 31, 2019
	Amount	Shares	Amount	Shares

Shares issuable pursuant to consulting agreements	$146,795	965,530	$93,377	493,142
Shares issuable to consultants, employees and directors	41,500	424,595	7,161	75,000
Shares issuable pursuant to stock subscriptions received	24,650	535,714	59,000	479,762
	$212,945	1,925,839	$159,538	1,047,904

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During December 2019, the Company completed stock subscription agreements totaling $59,000 for the sale of 479,762 shares of common stock. The funds were received and shares were issued in January and February 2020.

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2020 and 2019 are summarized as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	47,056,293	$0.18	46,161,463	$0.18
Granted during the period	2,151,725	$0.21	1,721,667	$0.35
Exercised during the period	—	$—	(4,099,256)	$(0.00)
Terminated during the period	—	$—	—	$—
Outstanding at end of the period	49,208,018	$0.18	43,783,874	$0.20

Exercisable at end of the period	49,208,018	$0.18	43,783,874	$0.20

Weighted average remaining life	3.6 years		3.3 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2020:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,287,011	4.4	$0.07	15,287,011	$0.07
$0.10 to 0.24	19,887,047	3.1	$0.18	19,887,047	$0.18
$0.25 to 0.49	10,093,960	3.9	$0.28	10,093,960	$0.28
$0.50 to 1.00	3,940,000	1.7	$0.28	3,940,000	$0.28
$0.05 to 1.00	49,208,018	3.6	$0.18	49,208,018	$0.18

During the six months ended June 30, 2020 and 2019, the Company issued 2,151,725 and 1,721,667 warrants, respectively, the aggregate grant date fair value of which was $144,234 and $468,125, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	Six Months Ended June 30,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.30% to 1.59%	2.44% to 2.52%
Expected life range (in years)	5.00 years	3.00 to 5.00
Volatility range	119.69% to 132.19%	212.96% to 216.35%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the six months ended June 30, 2020 and 2019:

	2020	2019
Outstanding at beginning of the period	1,874,063	1,738,750
Granted during the period	232,500	135,313
Terminated during the period	(62,500)	—
Outstanding at end of the period	2,044,063	1,874,063

Shares vested at period-end	1,744,063	1,410,313
Weighted average grant date fair value of shares granted during the period	$0.10	$0.26
Aggregate grant date fair value of shares granted during the period	$18,760	$12,805
Shares available for grant pursuant to EIP at period-end	10,230,368	9,592,868

Total stock-based compensation recognized for grants under the EIP was $12,456 and $25,815 during the three months ended June 30, 2020 and 2019, respectively, and $30,153 and $58,594 during the six months ended June 30, 2020 and 2019, respectively. Total unrecognized stock compensation related to these grants was $42,686 as of June 30, 2020.

A summary of the status of nonvested shares issued pursuant to the EIP as of and for the six months ended June 30, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	332,500	$0.17	540,000	$0.16
Granted	232,500	$0.10	—	$—
Vested	(177,500)	$0.08	(76,250)	$0.04
Forfeited	(87,500)	$0.06	—	$—
Nonvested at end of period	300,000	$0.20	463,750	$0.18

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the six months ended June 30, 2020 and 2019:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,269,250	$0.21	3,707,996	$0.18
Granted during the period	40,000	$0.10	1,078,750	$0.26
Exercised during the period	—	$—	(154,166)	$0.20
Forfeited during the period	(80,000)	$0.26	(595,830)	$0.20
Outstanding at end of the period	3,229,250	$0.20	4,036,750	$0.20

Options exercisable at period-end	1,974,875		1,273,500
Weighted average remaining life (in years)	7.2		8.4
Weighted average grant date fair value of options granted during the period	$0.08		$0.20
Options available for grant at period-end	10,255,368		9,592,868

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2020:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ — to 0.10	1,283,000	5.5	$0.08	1,283,000	0.08
$0.11 to 0.31	1,946,250	8.4	$0.28	691,875	0.29
$0.08 to 0.31	3,229,250	7.2	$0.20	1,974,875	$0.16

Total stock-based compensation recognized related to option grants was $20,971 and $33,581 during the three months ended June 30, 2020 and 2019, respectively, and $41,850 and $62,037 during the six months ended June 30, 2020 and 2019, respectively.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the six months ended June 30, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,636,250	$0.22	2,332,413	$0.13
Granted	40,000	$0.08	1,078,750	$0.20
Vested	(341,875)	$0.20	(52,083)	$0.03
Forfeited	(80,000)	$0.21	(595,830)	$0.02
Nonvested at end of period	1,254,375	$0.22	2,763,250	$0.19

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contracts related to Medicare shared savings revenue

The Company acquired CHM and its subsidiary AHP on May 18, 2020. CHM and AHP combine to operate an ACO under the terms of the MSSP as administered by the CMS. The MSSP is a program created under the Affordable Care Act (the “ACA,” also known as “Obamacare”) designed to enhance the efficiency of healthcare provided to patients covered by Medicare. The program allows for the creation of ACOs, which are organizations that agree to take responsibility for the efficiency of healthcare services provided by a group of participating healthcare providers under Medicare. The ACO is held accountable for the efficiency of the healthcare services of its participating providers as measured against benchmarks prescribed in the MSSP and earns shared savings payments if such benchmarks are met.

The Company, via AHP is party to a Medicare Shared Savings Program Accountable Care Organization Participation Agreement with the CMS that establishes AHP as an ACO. The agreement is effective through December 31, 2024. The Company must comply with the terms and conditions of the agreement in order to maintain its status as an ACO and generate shared savings revenue.

The Company, via CHM, is party to 33 separate participant agreements with participating providers that are members of the Company’s ACO with expiration dates between 2020 and 2024. These agreements include certain restrictions and requirements to which the participating providers must adhere in order to maintain participation in the ACO.

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

On July 20, 2020, Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (the “Complainants”) filed a complaint against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company’s acquisition of CHM, in which the Company issued stock consideration of 2,240,838 common shares, triggered a change of control clause in warrants held by the Complainants that would allow the Complainants to demand cash value for their warrants. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations. The Company had not responded to the Complaint as of the date of this filing.

Leases

Maturities of lease liabilities were as follows as of June 30, 2020:

	Operating	Capital	Total
	Leases	Leases	Commitments
2020	$71,466	$—	$71,466
2021	98,531	—	98,531
2022	52,662	—	52,662
2023	6,099	—	6,099
Total lease payments	228,758	—	228,758
Less interest	(59,510)	—	(59,510)
Present value of lease liabilities	$169,248	$—	$169,248

Our lease for office space for our NWC practice expired in July 2020. The Company entered into a new three-year lease agreement for a different facility in Naples facility comprised of 3,650 square feet commencing in July 2020.

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

On May 18, 2020, the Company entered into separate 4-year consulting services agreements with each of the two principals of the ACO/MSO business acquired in May 2020 that call for each person to earn fixed annual consulting fees and a share of Medicare shared savings revenue, consulting revenue and overall profits generated by the underlying business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING

The Company has three reportable segments: Health Services, Digital Healthcare and ACO/MCO. Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Company’s Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired with CHM, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Health Services	Digital Healthcare	ACO / MSO	Total	Health Services	Digital Healthcare	ACO / MSO	Total
Revenue
Patient service revenue, net	$1,111,090	$—	$—	$1,111,090	$1,208,390	$—	$—	$1,208,390
Medicare shared savings revenue	—	—	—	—	—	—	—	—
Consulting revenue			50,420	50,420	—	—	—	—
Total revenue	1,111,090	—	50,420	1,161,510	1,208,390	—	—	1,208,390

Operating Expenses
Practice salaries and benefits	555,086	—	—	555,086	703,851	—	—	703,851
Other practice operating expenses	521,022	—	—	521,022	521,552	—	—	521,552
Medicare shared savings expenses			64,236	64,236	—	—	—	—
General and administrative	—	646,309	—	646,309	—	659,468	—	659,468
Depreciation and amortization	24,279	595	—	24,874	21,116	594	—	21,710
Total Operating Expenses	1,100,387	646,904	64,236	1,811,527	1,246,519	660,062	—	1,906,581

Loss from operations	$10,703	$(646,904)	$(13,816)	$(650,017)	$(38,129)	$(660,062)	$—	$(698,191)

Other Segment Information
Interest expense	$6,374	$52,044	$—	$58,418	$6,017	$54,328	$—	$60,345
Loss on extinguishment of debt	$—	$428,435	$—	$428,435	$—	$(72,435)	$—	$(72,435)
Financing cost	$—	$—	$—	$—	$—	$87,332	$—	$87,332
Amortization of original issue and debt discounts on convertible notes	$—	$172,951	$—	$172,951	$—	$299,613	$—	$299,613
Change in fair value of debt	$—	$155,667	$—	$155,667	$—	$30,409	$—	$30,409
Change in fair value of derivative financial instruments	$—	$13,672	$—	$13,672	$—	$(223,881)	$—	$(223,881)
Change in fair value of contingent acquisition consideration	$—	$38,688	$—	$38,688	$—	$—	$—	$—

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Health Services	Digital Healthcare	ACO / MSO	Total	Health Services	Digital Healthcare	ACO / MSO	Total
Revenue
Patient service revenue, net	$2,448,030	$—	$—	$2,448,030	$1,673,380	$—	$—	$1,673,380
Medicare shared savings revenue	—	—	—	—	—	—	—	—
Consulting revenue	—	—	50,420	50,420	—	—	—	—
Total revenue	2,448,030	—	50,420	2,498,450	1,673,380	—	—	1,673,380

Operating Expenses
Practice salaries and benefits	1,320,207	—	—	1,320,207	1,054,091	—	—	1,054,091
Other practice operating expenses	1,084,713	—	—	1,084,713	766,091	—	—	766,091
Medicare shared savings expenses	—	—	64,236	64,236			—	—
General and administrative	—	1,157,285	—	1,157,285	—	1,351,270	—	1,351,270
Depreciation and amortization	48,470	1,190	—	49,660	22,176	1,189	—	23,365
Total Operating Expenses	2,453,390	1,158,475	64,236	3,676,101	1,842,358	1,352,459	—	3,194,817

Loss from operations	$(5,360)	$(1,158,475)	$(13,816)	$(1,177,651)	$(168,978)	$(1,352,459)	$—	$(1,521,437)

Other Segment Information
Interest expense	$11,910	$108,689	$—	$120,599	$11,845	$94,822	$—	$106,667
Loss on extinguishment of debt	$—	$896,372	$—	$896,372	$—	$67,363	$—	$67,363
Financing cost	$—	$—	$—	$—	$—	$121,235	$—	$121,235
Amortization of original issue and debt discounts on convertible notes	$—	$465,114	$—	$465,114	$—	$478,997	$—	$478,997
Change in fair value of debt	$—	$119,702	$—	$119,702	$—	$60,106	$—	$60,106
Change in fair value of derivative financial instruments	$—	$(726,683)	$—	$(726,683)	$—	$(415,514)	$—	$(415,514)
Change in fair value of contingent acquisition consideration	$—	$45,309	$—	$45,309

	June 30, 2020				December 31, 2019
Identifiable assets	$2,229,258	$92,734	$1,592,900	$3,914,892	$2,428,752	$117,802	$—	$2,546,554
Goodwill	$—	$—	$381,856	$381,856	$71,866	$—	$—	$71,866

The Digital Healthcare segment recognized revenue of $1,075 and $3,717 in the three months ended June 30, 2020 and 2019, respectively, and $2,431 and $3,911 in the six months ended June 30, 2020 and 2019, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$757,264	$757,264
Notes payable to related party	—	—	205,450	205,450
Derivative financial instruments	—	—	257,384	257,384
Contingent acquisition consideration	—	—	1,355,765	1,355,765

Total	$—	$—	$2,575,863	$2,575,863

	As of December 31, 2019
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$723,482	$723,482
Notes payable to related party	—	—	193,007	193,007
Derivative financial instruments	—	—	991,288	991,288
Contingent acquisition consideration	—	—	500,000	500,000

Total	$—	$—	$2,407,777	$2,407,777

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Convertible notes payable	$(93,097)	$(24,153)	$(71,735)	$(48,022)
Notes payable to related party	(62,570)	(6,256)	(47,967)	(12,084)
Derivative financial instruments	(13,672)	223,881	726,683	415,514
Contingent acquisition consideration	(38,688)	—	(45,309)	—

Total	$(208,027)	$193,472	$561,672	$355,408

NOTE 18 – SUBSEQUENT EVENTS

On July 13, 2020, the Company prepaid the balance on the $131.3k Note, including accrued interest, for a one-time cash payment of $172,108.

On July 20, 2020, the Company prepaid the balance on the $78k Note IV, including accrued interest, for a one-time cash payment of $102,308.

During July and August 2020, the Company sold 2,617,059 shares of common stock in three separate private placement transactions and received $213,500 in proceeds from the sales. The shares were transacted at per share sales prices between $0.06 and $0.17. In connection with the stock sales, the Company also issued 1,308,529 five-year warrants to purchase shares of common stock with exercise prices between $0.16 and $0.27.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our, or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions: Health Services and Digital Healthcare. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. Our Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our ACO/MSO Division is comprised of the business acquired with CHM, which assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care.

Recent Developments

In January 2020, we launched a new physical therapy practice in Bonita Springs, Florida called Bridging the Gap Physical Therapy. BTG employs two doctors who provide hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

On May 18, 2020, we acquired a 100% interest in Cura Health Management LLC (“CHM”) and its wholly owned subsidiary ACO Health Partners, LLC (“AHP”). CHM is a healthcare enablement company that empowers local providers to own and operate in a franchise-like model that extends their reach and capabilities to maximize revenue, deliver quality care and improve patient outcomes. CHM’s resources and solutions are administered as an extension of providers’ current in-practice resources, expanding care coordination, care management services and value-based analytics. These solutions support financial success within both traditional payment models and expansion to new services, allowing partners to succeed within current and ever emerging value-based payment models. AHP is an accountable care organization (“ACO”) with providers around the U.S. participating in the Medicare Shared Savings Program (“MSSP). The MSSP is a program created under the Affordable Care Act and administered by the Center for Medicare and Medicaid Services (the “CMS”) to enhance the efficiency of healthcare provided to patients covered by Medicare. The MSSP allows for the creation of ACOs, which are organizations that agree to take responsibility for the efficiency of healthcare services provided by a group of participating healthcare providers under Medicare. The ACO is held accountable for the efficiency of the healthcare services of its participating providers as measured against prescribed MSSP benchmarks. If the ACO’s covered patient population meets the MSSP benchmarks, the ACO then receives an incentive payment, as determined by the CMS, for each calendar year if the global population of patient lives covered by all providers in the ACO meets the MSSP benchmark requirements.

Business Update Regarding COVID-19

During the first half of 2020, the spread of a new strain of coronavirus and the disease created by that virus, COVID-19, has created a global pandemic presenting substantial public health and economic challenges around the world. The global pandemic is affecting our employees, communities and business operations, as well as the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

The disclosure in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is qualified by the disclosure in this section on the impacts of COVID-19 and, to the extent that the disclosure in the remainder of this MD&A refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact discussed in this section of the impacts of the COVID-19 pandemic. The effect of the COVID-19 pandemic is rapidly evolving and, as such, the information contained herein is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

Critical accounting policies and significant judgments and estimates

See Note 2, "Significant Accounting Policies," in the Notes to unaudited condensed consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes the changes in our results of operations for the three months ended June 30, 2020 compared with the three months ended June 30, 2019:

	Three Months Ended June 30,		Change
	2020	2019	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$1,111,090	$1,208,390	$(97,300)	-8%
Consulting revenue	50,420	—	50,420	100%
Total revenue	1,161,510	1,208,390	(46,880)	-4%

Operating Expenses
Practice salaries and benefits	555,086	703,851	(148,765)	-21%
Other practice operating costs	521,022	521,552	(530)	0%
Medicare shared savings expenses	64,236	—	64,236	100%
General and administrative	646,309	659,468	(13,159)	-2%
Depreciation and amortization	24,874	21,710	3,164	15%
Loss from operations	(650,017)	(698,191)	48,174	7%

Other Income (Expenses)
Loss on extinguishment of debt	(428,435)	72,435	(500,870)	691%
Change in fair value of debt	(155,667)	(30,409)	(125,258)	-412%
Financing cost	—	(87,332)	87,332	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(172,951)	(299,613)	126,662	42%
Change in fair value of derivative financial instruments	(13,672)	223,881	(237,553)	106%
Change in fair value of contingent acquisition consideration	(38,688)	—	(38,688)	-100%
Interest expense	(58,418)	(60,345)	1,927	3%
Total other expenses	(867,831)	(181,383)	(686,448)	-378%

Net loss	$(1,517,848)	$(879,574)	$(638,274)	-73%

Patient service revenue decreased by $97,300, or 8%, from 2019 to 2020, primarily as a result of decreased in-person patient services revenue beginning in March 2020 as a result of the Coronavirus pandemic.

Consulting revenue increased by $50,420, or 100%, from 2019 to 2020. Consulting revenue was earned by the newly formed ACO/MSO Division comprised of the operations of CHM acquired in May 2020.

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. We expect that Medicare shared savings revenue, if any, for the program year ended December 31, 2019 will be reported in the three months ended September 30, 2020 when the MSSP revenue is either known or able to be estimated with reasonable certainty. Accordingly, no such revenue was recognized in the three months ended June 30, 2020.

Practice salaries and benefits decreased by $148,765, or 21%, in 2020 primarily as a result of temporary pay reductions implemented in second quarter 2020 due to the Coronavirus pandemic as well permanent reductions in staff at Naples Women’s Center in 2020.

Other practice operating costs decreased by $530, or less than 1%, in 2020 primarily as a result of lower NWC practice operating costs, offset by a full quarter of NCFM practice operating costs in 2020 (compared to a half quarter in second quarter 2019).

General and administrative costs decreased by $13,159, or 2%, in 2020 primarily due to lower legal and accounting fees in 2020 as well as lower corporate overhead expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $3,164, or 15%, in 2020 primarily as a result of depreciation of assets acquired in the NCFM acquisition.

Loss from operations decreased by $48,174, or 7%, in 2020 primarily as a result revenue and profit from the operations of NCFM and BTG in 2020, offset in part by Medicare shared savings expenses acquired with CHM.

Loss on extinguishment of debt increased by $500,870, or 691%, to a loss of $428,435 in 2020 compared to a gain of $72,435 in the same period of 2019, primarily as a result of the impact of repayment and conversion of convertible notes payable. Losses on extinguishment of debt arise when the fair value consideration paid to retire a convertible note exceeds the carrying value of the instrument being retired, including any related derivative financial instruments such as embedded conversion features (“ECFs”). During 2020, we repaid $284,750 of principal and holders converted an additional $271,395 of principal into common shares. During 2019, we repaid $309,000 of principal and holders converted an additional $110,000 of principal into common shares. Moreover, during the first quarter of 2020 we changed from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments associated with outstanding convertible notes retired during 2020. The change in methodology generally resulted in lower values of our ECF derivative financial instruments, which in turn resulted in higher losses on debt extinguishment when such liabilities were retired.

Losses from the change in fair value of debt increased by $125,258, or 412%, in 2020. Such losses result primarily from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $87,332, or 100% in 2020. Financing cost arises when the inception date fair value of embedded conversion features on a convertible note are greater than the face value of the note. No such notes were issued in 2020.

Amortization of original issue and debt discounts decreased by $126,662, or 42%, in 2020 as a result of the amortization of convertible notes with smaller average discount balances being amortized in 2020.

Change in fair value of derivative financial instruments increased by $237,553, or 106%, to a loss of $13,672 compared to gains of $223,881 in 2019. The change is due primarily to our change on January 1, 2020 from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments. We believe that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

Change in the fair value of contingent acquisition consideration was $38,688 in 2020. There was no corresponding change in the same period 2019. Fair value of contingent acquisition consideration related to our acquisition of HCFM in April 2019 and CHM in May 2020 is estimated at each reporting period using a probability-weighted discounted cash flow model.

Interest expense decreased by $1,927, or 3%, as a result of lower average balance on convertible notes and notes payable to related parties during 2020.

Total other expenses increased by $686,448, or 378%, in 2020 primarily as a result of higher losses on extinguishment of debt related to repayment of convertible notes payable, higher losses on change in fair value of derivative financial instruments in 2020 resulting from a change in estimate methodology, offset by lower amortization of original issue and debt discounts due to lower average debt discount balances.

Net loss increased by $638,274, or 73%, in 2020 primarily as a result of higher losses on extinguishment of debt related to repayment of convertible notes payable, higher losses on change in fair value of derivative financial instruments in 2020 resulting from a change in estimate methodology, offset in part by lower practice salaries and benefits and lower amortization of original issue and debt discounts due to lower average debt discount balances.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes the changes in our results of operations for the six months ended June 30, 2020 compared with the six months ended June 30, 2019:

	Six Months Ended June 30,		Change
	2020	2019	Increase (Decrease) in $	Increase (Decrease) in %
Patient service revenue, net	$2,448,030	$1,673,380	$774,650	46%
Consulting revenue	50,420	—	50,420	100%
Total revenue	2,498,450	1,673,380	825,070	49%

Operating Expenses
Practice salaries and benefits	1,320,207	1,054,091	266,116	25%
Other practice operating costs	1,084,713	766,091	318,622	42%
Medicare shared savings expenses	64,236	—	64,236	100%
General and administrative	1,157,285	1,351,270	(193,985)	-14%
Depreciation and amortization	49,660	23,365	26,295	113%
Loss from operations	(1,177,651)	(1,521,437)	343,786	23%

Other Income (Expenses)
Loss on extinguishment of debt	(896,372)	(67,363)	(829,009)	-1231%
Change in fair value of debt	(119,702)	(60,106)	(59,596)	-99%
Financing cost	—	(121,235)	121,235	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(465,114)	(478,997)	13,883	3%
Change in fair value of derivative financial instruments	726,683	415,514	311,169	-75%
Change in fair value of contingent acquisition consideration	(45,309)	—	(45,309)	-100%
Interest expense	(120,599)	(106,667)	(13,932)	-13%
Total other expenses	(920,413)	(418,854)	(501,559)	-120%

Net loss	$(2,098,064)	$(1,940,291)	$(157,773)	-8%

Patient service revenue increased by $774,650, or 46%, from 2019 to 2020, primarily as a result of higher revenue from NCFM (which was acquired April 15, 2019 and therefore only reflected in our operating results for two-and-a-half months of the 2019 period) of $812,467 and $202,997 revenue from BTG (which started January 9, 2020 with no corresponding revenue in 2019), offset by lower revenue from NWC operations of $240,814.

Consulting revenue increased by $50,420, or 100%, from 2019 to 2020. Consulting revenue was earned by the newly formed ACO/MSO Division comprised of the operations acquired with CHM in May 2020.

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. We expect that Medicare shared savings revenue, if any, for the program year ended December 31, 2019 will be reported in the three months ended September 30, 2020 when the MSSP revenue is either known or able to be estimated with reasonable certainty. Accordingly, no such revenue was recognized in the six months ended June 30, 2020.

Practice salaries and benefits increased by $266,116, or 25%, in 2020 primarily as a result of primarily as a result of new practice salary and benefits expense from the inception of BTG in 2020 and a full six months of NCFM operating costs in 2020 compared to only two-and-a-half months in 2019.

Other practice operating costs increased by $318,622, or 42%, in 2020 primarily as a result of a full period of practice operating costs related to BTG and NCFM in 2020, offset by lower practice operating costs corresponding to lower revenue at NWC.

General and administrative costs decreased by $193,985, or 14%, in 2020 primarily due to lower legal and accounting fees in 2020 as well as lower corporate overhead expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $26,295, or 113%, in 2020 primarily as a result of depreciation of assets acquired in the NCFM acquisition.

Loss from operations decreased by $343,786, or 23%, in 2020 primarily as a result revenue and profit from the operations of NCFM and BTG in 2020, offset in part by Medicare shared savings expenses acquired with CHM.

Loss on extinguishment of debt increased by $829,009, or 1,231%, primarily as a result of the impact of repayment and conversion of convertible notes payable. Losses on extinguishment of debt arise when the fair value consideration paid to retire a convertible note exceeds the carrying value of the instrument being retired, including any related derivative financial instruments such as embedded conversion features (“ECFs”). During 2020, we repaid $580,675 of principal and holders converted an additional $561,078 of principal into common shares. During 2019, we repaid $309,000 of principal and holders converted an additional $298,252 of principal into common shares. Moreover, during the first quarter of 2020 we changed from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments associated with outstanding convertible notes retired during 2020. The change in methodology generally resulted in lower values of our ECF derivative financial instruments, which in turn resulted in higher losses on debt extinguishment when such liabilities were retired.

Losses from the change in fair value of debt increased by $59,596, or 99%, in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $121,235, or 100% in 2020. Financing cost arises when the inception date fair value of embedded conversion features on a convertible note are greater than the face value of the note. No such notes were issued in 2020.

Amortization of original issue and debt discounts decreased by $13,883, or 3%, in 2020 as a result of the amortization of convertible notes with smaller average discount balances being amortized in 2020.

Gains from the change in fair value of derivative financial instruments increased by $311,169, or 75%. The change is due primarily to our change on January 1, 2020 from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments. We believe that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

Change in the fair value of contingent acquisition consideration was $45,309 in 2020. There was no corresponding change in the same period 2019. Fair value of contingent acquisition consideration related to our acquisition of HCFM in April 2019 and CHM in May 2020 is estimated at each reporting period using a probability-weighted discounted cash flow model.

Interest expense increased by $13,932, or 13%, as a result of higher average balance on convertible notes and notes payable to related parties during 2020.

Total other expenses increased by $501,559, or 120%, in 2020 primarily as a result of higher losses on extinguishment of debt related to repayment of convertible notes payable and a reduced losses on change in fair value of derivative financial instruments in 2020, offset by higher gains from the change in fair value of derivative financial instruments.

Net loss increased by $157,773, or 8%, in 2020 primarily as a result of higher losses on extinguishment of debt, offset by a 49% increase in revenue and 23% decrease in operating loss primarily from the contributions of NCFM and BTG and higher gains from the change in fair value of derivative financial instruments

Seasonal Nature of Operations

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. We expect that Medicare shared savings revenue, if any, for the program year ended December 31, 2019 will be reported in the three months ended September 30, 2020 when the MSSP revenue is either known or able to be estimated with reasonable certainty. Accordingly, no such revenue was recognized in the three or six months ended June 30, 2020. Any future recognition of Medicare shared savings revenue is expected to result in a material increase in our consolidated revenues in the third fiscal quarter of each year compared to the first, second and fourth fiscal quarters. Likewise, in the period in which we recognize Medicare shared savings revenue, we also determine the amount of shared savings expense to be paid to physicians participating in our ACO. This expense is also expected to be recognized in the third fiscal quarter of each year and is expected to materially increase our total operating expenses in the third fiscal quarter compared to other quarters of the fiscal year.

Liquidity and Capital Resources

Going Concern

As of June 30, 2020, we had a working capital deficit of $5,420,552 and accumulated deficit $18,127,718. For the six months ended June 30, 2020, we had a net loss of $2,098,064 and net cash used by operating activities of $1,089,173. Net cash used in investing activities was $214,046. Net cash provided by financing activities was $1,548,862, resulting principally from $827,500 net proceeds from the issuance of convertible notes, $724,692 proceeds from the sale of common stock, $745,869 proceeds from loans issued by the federal government under the Payroll Protection Act, and $149,000 proceeds from the issuance of related party loans.

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

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) pursuant to which the investor agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the investor by us pursuant to a specified formula that limits the number of shares able to be put to the investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended an additional two years to May 15, 2022. During the six months ended June 30, 2020 and 2019, we received $266,190 and $604,272, respectively, from the proceeds of the sale of 3,298,975 and 2,696,597 shares, respectively, pursuant to the Investment Agreement.

We intend that the cost of implementing our development and sales efforts related to the HealthLynked Network, as well as maintaining our existing and expanding overhead and administrative costs, will be financed from (i) profits generated by NCFM and CHM, and (ii) outside funding sources available to us, including the put rights associated with the Investment Agreement, issuance of convertible notes, sales of our common stock, and loans from related parties. We expect to repay our outstanding convertible notes, which have an aggregate face value of $2,051,250 as of June 30, 2020, from outside funding sources, including but not limited to new convertible notes payable, amounts available upon the exercise of the put rights granted to us under the Investment Agreement, sales of equity, loans from related parties and others, or through the conversion of the convertible notes into equity. No assurances can be given that we will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

Significant Liquidity Events

Through June 30, 2020, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

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

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with an accredited investor pursuant to which an accredited investor agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the six months ended June 30, 2020 and years ended December 31, 2019 and 2018, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $266,190 (3,298,975 shares), $929,986 (5,074,068 shares) and $440,523 (2,440,337 shares), respectively. During May 2020, the Investment Agreement was extended by two years and now expires on May 15, 2022.

Other Sales of Common Stock

During the six months ended June 30, 2020, we sold 4,303,427 shares of common stock in 12 separate private placement transactions and received $478,500 in proceeds from the sales.

During the six months ended June 30, 2019, we sold 1,383,334 shares of common stock in three separate private placement transactions and received $390,000 in proceeds from the sales.

Convertible Notes Payable

As of June 30, 2020, we had outstanding convertible notes payable with aggregate face value of $2,051,250 maturing between October 1, 2020 and April 6, 2021, as follows:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount	Maturity
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2020
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2020
$111k Note - May 2017	81,000	10%	$0.35	December 31, 2020
$357.5k Note - April 2019	357,500	10%	$0.20	December 31, 2020
$142.5k Note - October 2019	142,500	10%	39%	October 1, 2020
$131.3k Note - January 2020	131,250	10%	25%	January 31, 2021
$78k Note IV - January 2020	78,000	10%	39%	October 15, 2020
$157.5k Note - March 2020	157,500	10%	25%	March 10, 2021
$157.5k Note II - April 2020	157,500	10%	29%	April 2, 2021
$135k Note - April 2020	135,000	10%	39%	April 6, 2021
$83k Note II - April 2020	83,000	10%	39%	February 15, 2021
$128k Note - April 2020	128,000	10%	39%	February 28, 2021
	$2,051,250

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

In July 2018 we raised approximately $1.8 million in the July 2018 Private Placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy. In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation. On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout. On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.

Currently, we are focusing on acquiring additional profitable ACOs with a concentration on physician-based ACOs in Florida, the Southeast, Texas, New York and Michigan. ACOs’ objectives are to reduce patients’ healthcare costs while improving their health. Our initial targets are physician-based Florida Medicare ACOs. Profitable ACOs have shared savings, which are payments made by the Medicare governing body CMS to ACOs whose Medicare patients have aggregate total savings over the regional threshold for all Medicare patients in the territory and that meet CMS’ quality standards. Given HealthLynked’s goal to improve healthcare and reduce healthcare costs for all patients, we anticipate that the ACO acquisition model can help us expand both physician and patient utilization of the HealthLynked Network while continuing to add incremental revenue and profit from to our health services and ACO segments.

We plan to raise additional capital to fund our ongoing acquisition strategy. In addition, during 2019 we extended a significant portion of our outstanding debt until December 31, 2020. Specifically, all of Dr. Michael Dent’s notes payable with an aggregate face value of $646,000 and convertible notes payable held by Iconic Holdings LLC with an aggregate face value of $1,068,000 were extended until December 31, 2020.

Historical Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(1,089,173)	$(1,155,793)
Investing Activities	(214,046)	(469,302)
Financing activities	1,548,862	1,615,056
Net increase (decrease) in cash	$245,643	$(10,039)

Operating Activities – During the six months ended June 30, 2020, we used cash from operating activities of $1,089,173, as compared with $1,155,793 in the same period of 2019. The decrease in cash usage results primarily from profits generated by NCFM and BTG in 2020, neither of which operated for the full corresponding year-to-date period in 2019.

Investing Activities – During the six months ended June 30, 2020 and 2019, we used $214,046 and $469,302, respectively, in investing activities. Cash used in 2020 was comprised mainly of $164,005 used to acquire CHM (net of $49,995 cash received) and $47,000 paid against contingent acquisition consideration related to the acquisition of NCFM, while cash used in 2019 included $465,000 for the acquisition of HCFM (net of $35,000 cash received) and other computer and equipment purchases.

Financing Activities – During the six months ended June 30, 2020, we realized $724,692 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $827,500 net proceeds from the issuance of convertible notes, $149,000 from related party loans and $745,869 net proceeds from government loans under the PPP program. We also repaid $746,758 of convertible loans and $151,441 of related party loans. During the six months ended June 30, 2019, we realized $994,272 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $1,025,000 net proceeds from the issuance of convertible notes.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the six months ended June 30, 2020 or 2019.

Other Outstanding Obligations

Warrants

As of June 30, 2020, 49,208,018 shares of our Common Stock were issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of June 30, 2020, 3,229,250 shares of our Common Stock were issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

	Operating	Capital	Total
	Leases	Leases	Commitments
2020	$71,466	$—	$71,466
2021	98,531	—	98,531
2022	52,662	—	52,662
2023	6,099	—	6,099
Total lease payments	228,758	—	228,758
Less interest	(59,510)	—	(59,510)
Present value of lease liabilities	$169,248	$—	$169,248

Operating lease commitments relate to the following leases in Naples, Florida. First, we entered into an operating lease for our NWC practice office in Naples, Florida commencing on August 1, 2013 that expired July 31, 2020. Second, we entered into another operating lease in the same building for an additional 361 square feet space for use of the medical equipment for the same period. The base rent for the first full year of the lease term is $13,140 per annum. Third, we lease on a month-to-month basis approximately 2,500 square feet of office space in Naples, FL used for Digital Services division administration. Monthly rent is approximately $3,300. Fourth, we lease approximately 3,700 square feet for our NCFM practice office in Naples, Florida. The lease commenced on April 5, 2019 and expires May 30, 2022. Base rent for the first full year of the lease term is $66,825 per annum with scheduled increases in years two and three. Fifth, we entered into an operating lease for our BTG practice in Bonita Springs, FL. The lease commenced on January 9, 2020 and expires June 30, 2023. The lease is for a 2,149 square-foot space. The base rent for the first full year of the lease term is $21,490 per annum with increases during the period. Sixth, we lease on a month-to-month basis approximately 3,000 square feet of office space in Jacksonville, FL from which we operate our ACO/MCO Division.

Our previous financing lease commitment, comprised of a capital equipment finance lease for Ultrasound equipment, expired in March 2020. Moreover, our lease for office space for our NWC practice expired in July 2020. We entered into a new three-year lease agreement for a different facility in Naples facility comprised of 3,650 square feet commencing in July 2020.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 20, 2020, Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (the “Complainants”) filed a complaint against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company’s acquisition of CHM, in which the Company issued stock consideration of 2,240,838 common shares, triggered a change of control clause in warrants held by the Complainants that would allow the Complainants to demand cash value for their warrants. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations. The Company had not responded to the Complaint as of the date of this filing.

Item 1A. Risk Factors

During the period presented in this report, we have identified the material changes to our risk factors listed below as a result of our acquisition of CHM.

The Affordable Care Act, or ACA, and subsequent rules promulgated by CMS, including any repeal, replacement or modification to the ACA, could have a material adverse effect on our business and financial results.

The ACA was signed into law in March 2010 and legislated broad-based changes to the U.S. health care system which continue to have a material impact on our business. There is considerable discussion within the new Presidential administration and Congress about repealing and replacing the ACA. At this time, it is uncertain whether, when, and what changes will be made to the ACA, and what impact such changes could have on our business. However, any changes to the ACA, including through any repeal and replacement to the ACA, could have a material adverse effect on our business, financial position and results of operations.

Under the MSSP, CMS has historically made payments to ACOs for a measurement year in the second half of the following year, which negatively impacts our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. Notwithstanding our efforts, our ACO may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our investment in the acquisition and operation of CMS and AHP. In addition, the MSSP presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which could result in a potential loss of our investment. We continue to evaluate our ACO based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report.

On May 18, 2020, we issued 2,240,838 shares to the seller as partial consideration for our acquisition of CHM.

During the six months ended June 30, 2020, we sold 4,303,427 shares of common stock in 12 separate private placement transactions and received $478,500 in proceeds from the sales. The shares were issued at per share prices between $0.06 and $0.14. In connection with the stock sales, we also issued 1,926,725 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.24 per share.

During the three months ended June 30, 2020, we issued 11,341,932 shares of common stock upon the full or partial conversion of seven separate convertible notes payable. The shares retired $561,078 of convertible note payable principal and $37,878 of accrued interest.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Exhibit Description
3.1		Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2		Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3		By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4		Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5		Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
10.1		Form of Securities Purchase Agreement with Platinum Point Capital LLC dated April 2, 2020 (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.2		Form of Convertible Promissory Note with Platinum Point Capital LLC dated April 2, 2020 (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.3		Form of Securities Purchase Agreement with Morningview Financial, LLC dated April 6, 2020 (Filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.4		Form of Convertible Promissory Note with Morningview Financial, LLC dated April 6, 2020 (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.5		Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 6, 2020 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.6		Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 6, 2020 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.7		Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 30, 2020 (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.8		Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 30, 2020 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)
10.9		First Amendment to Agreement and Plan of Merger, dated May 18, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020)
10.10		Form of HealthLynked Corp. Promissory Note, dated May 3, 2020 (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2020)
10.11		Form of NWC Promissory Note, dated May 3, 2020 (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2020)
10.12		Form of HLYK FL Promissory Note, dated May 3, 2020 (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2020)
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	*	XBRL Instance Document
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

Dated: August 14, 2020

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)