Form 10-Q
period 2020-09-30
HealthLynked Corp
filed 2020-11-16
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [               ] to [                ]

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 Collier Center Way Suite 3, Naples FL 34110
(Address of principal executive offices)

(800) 928-7144
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

As of November 16, 2020, there were 186,807,929 shares of the issuer’s common stock, par value $0.0001, outstanding and 2,750 shares of the issuer’s Series B Preferred shares par value $0.001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current Assets
Cash	$1,713,124	$110,441
Marketable securities	44,477	---
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of September 30, 2020 and December 31, 2019, respectively	193,744	83,251
Inventory	105,200	70,460
Prepaid expenses	80,552	119,328
Deferred offering costs	---	19,203
Total Current Assets	2,137,097	402,683

Property, plant and equipment, net of accumulated depreciation of $817,971 and $794,799 as of September 30, 2020 and December 31, 2019, respectively	458,674	513,788
Goodwill and intangible assets, net of accumulated amortization of $12,064 and $5,908 as of September 30, 2020 and December 31, 2019, respectively	2,585,330	1,336,958
ROU lease assets and deposits	314,992	293,125

Total Assets	$5,496,093	$2,546,554

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,362,516	$836,465
Deferred revenue	51,714	---
Lease liability, current portion	105,233	201,523
Due to related party, current portion	300,600	493,457
Notes payable to related party, current portion	---	743,955
Government notes payable, current portion	595,669	---

Convertible notes payable, net of original issue discount and debt discount of $-0- and $777,668 as of September 30, 2020 and December 31, 2019, respectively	1,153,279	1,542,036
Contingent acquisition consideration, current portion	548,069	100,000
Derivative financial instruments	---	991,288
Total Current Liabilities	4,117,080	4,908,724

Long-Term Liabilities
Government notes payable, long term portion	450,000	---
Contingent acquisition consideration, long term portion	378,528	400,000
Lease liability, long term portion	198,667	80,510
Total Liabilities	5,144,275	5,389,234

Shareholders’ Equity (Deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 166,827,824 and 109,894,490 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	16,683	10,990
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and -0- shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,750	---
Common stock issuable, $0.0001 par value; 1,465,238 and 1,047,904 shares as of September 30, 2020 and December 31, 2019, respectively	182,092	159,538
Additional paid-in capital	20,012,306	13,016,446
Accumulated deficit	(19,862,013)	(16,029,654)
Total Shareholders’ Equity (Deficit)	351,818	(2,842,680)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,496,093	$2,546,554

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Patient service revenue, net	$1,054,806	$1,172,561	$3,502,836	$2,845,941
Medicare shared savings revenue	767,744	---	767,744	---
Consulting revenue	217,605	---	268,025	---
Total revenue	2,040,155	1,172,561	4,538,605	2,845,941

Operating Expenses
Practice salaries and benefits	590,690	708,571	1,910,897	1,762,662
Other practice operating expenses	548,667	521,341	1,633,380	1,287,432
Medicare shared savings expenses	759,848	---	824,084	---
General and administrative	958,874	733,360	2,116,159	2,084,630
Depreciation and amortization	25,151	24,980	74,811	48,345
Total Operating Expenses	2,883,230	1,988,252	6,559,331	5,183,069

Loss from operations	(843,075)	(815,691)	(2,020,726)	(2,337,128)

Other Income (Expenses)
Loss on sales of marketable securities	(281,606)	---	(281,606)	---
Gain (loss) on extinguishment of debt	(450,999)	4,904	(1,347,371)	(62,459)
Change in fair value of debt	(79,062)	(28,885)	(198,764)	(88,991)
Financing cost	---	(12,009)	---	(133,244)
Amortization of original issue and debt discounts on notes payable and convertible notes	(65,816)	(362,728)	(530,930)	(841,725)
Change in fair value of derivative financial instruments	12,802	158,691	739,485	574,205
Change in fair value of contingent acquisition consideration	45,996	---	687	---
Interest expense	(72,535)	(69,562)	(193,134)	(176,229)
Total other expenses	(891,220)	(309,589)	(1,811,633)	(728,443)

Net loss before provision for income taxes	(1,734,295)	(1,125,280)	(3,832,359)	(3,065,571)

Provision for income taxes	---	---	---	---

Net loss	$(1,734,295)	$(1,125,280)	$(3,832,359)	$(3,065,571)

Deemed dividend - amortization of beneficial conversion feature	(63,862)	---	(63,862)	---

Net loss to common stockholders	$(1,798,157)	$(1,125,280)	$(3,896,221)	$(3,065,571)

Net loss per share to common stockholders, basic and diluted:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares:
Basic	147,366,619	102,644,860	129,234,540	96,603,087
Fully diluted	147,366,619	102,644,860	129,234,540	96,603,087

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Number of Shares				Common	Additional		Total Shareholders’
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	(Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2019	109,894,490	---	10,990	---	159,538	13,016,446	(16,029,654)	(2,842,680)

Sale of common stock	4,187,566	---	419	---	(59,000)	407,181		348,600
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	88,833	---	88,833
Conversion of convertible notes payable to common stock	4,672,612	---	467	---	51,652	600,441	---	652,560
Consultant and director fees payable with common shares and warrants	---	---	---	---	60,212	6,666	---	66,878
Shares and options issued pursuant to employee equity incentive plan	132,500	---	13	---	(7,161)	45,724	---	38,576
Net loss	---	---	---	---	---	---	(580,216)	(580,216)

Balance at March 31, 2020	118,887,168	---	11,889	---	205,241	14,165,291	(16,609,870)	(2,227,449)

Acquisition of Cura Health Management LLC	2,240,838	---	224	---	---	201,451	---	201,675
Sale of common stock	3,180,312	---	318	---	24,651	228,808	---	253,777
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	33,482	---	33,482
Conversion of convertible notes payable to common stock	6,669,320	---	667	---	(51,652)	584,268	---	533,283
Consultant and director fees payable with common shares and warrants	111,110	---	11	---	34,705	8,989	---	43,705
Shares and options issued pursuant to employee equity incentive plan	163,027	---	16	---		39,397	---	39,413
Net loss	---	---	---	---	---	---	(1,517,848)	(1,517,848)

Balance at June 30, 2020	131,251,775	---	13,125	---	212,945	15,261,686	(18,127,718)	(2,639,962)

Contingent acquisition consideration issued	1,835,626	---	184	---		292,599	---	292,783
Sales of common stock	4,829,289	---	483	---	(23,901)	340,582	---	317,164
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	57,444	---	57,444
Sale of common and preferred stock in exchange for marketable securities	24,522,727	2,750,000	2,452	2,750	---	3,061,687	---	3,066,889
Conversion of convertible notes payable to common stock	2,855,191	---	286	---	---	479,387	---	479,673
Gain on extinguishment of related party debt allocated to additional paid in capital	---	---	---	---	---	283,862	---	283,862
Consultant and director fees payable with common shares and warrants	1,003,751	---	100	---	(6,952)	136,611	---	129,759
Shares and options issued pursuant to employee equity incentive plan	529,465	---	53	---	---	98,448	---	98,501
Net loss	---	---	---	---	---	---	(1,734,295)	(1,734,295)

Balance at September 30, 2020	166,827,824	2,750,000	16,683	2,750	182,092	20,012,306	(19,862,013)	351,818

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

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,832,359)	$(3,065,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,811	48,345
Stock based compensation, including amortization of prepaid fees	436,038	431,626
Amortization of original issue discount and debt discount on convertible notes	530,930	841,725
Loss on sales of marketable securities	281,606	---
Financing cost	---	133,244
Change in fair value of derivative financial instruments	(739,485)	(574,205)
Loss on extinguishment of debt	1,347,371	62,459
Change in fair value of debt	198,764	88,991
Change in fair value of contingent acquisition consideration	(687)	---
Amortization of lease assets	200,372	206,485
Changes in operating assets and liabilities:
Accounts receivable	(20,297)	(5,044)
Inventory	(34,740)	(33,841)
Prepaid expenses and deposits	51,575	(33,110)
Accounts payable and accrued expenses	615,434	322,254
Lease liability	(197,877)	(201,544)
Due to related party, current portion	46,370	49,252
Deferred revenue	(52,321)	---
Net cash used in operating activities	(1,094,495)	(1,728,934)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	2,740,806	---
Acquisition, net of cash acquired	(164,005)	(465,000)
Payment of contingent acquisition consideration	(137,390)	---
Acquisition of property and equipment	(13,541)	(10,056)
Net cash provided by (used in) investing activities	2,425,870	(475,056)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,099,300	1,240,616
Proceeds from exercise of warrants	---	200
Proceeds from issuance of convertible notes	827,500	1,540,000
Repayment of convertible notes	(1,882,405)	(608,992)
Proceeds from related party loans	149,000	---
Repayment of related party loans	(967,756)	---
Proceeds from government loans	1,045,669	---
Repurchase and retirement of treasury stock	---	(1,200)
Net cash provided by financing activities	271,308	2,170,624

Net increase (decrease) increase in cash	1,602,683	(33,366)
Cash, beginning of period	110,441	135,778

Cash, end of period	$1,713,124	$102,412

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020		2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$202,768		$23,573
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable		$211,497		$1,276,703
Common stock issuable issued during period		$66,161		$35
Fair value of warrants issued for professional service	$	---		$54,257
Conversion of convertible note payable to common shares		$1,665,516		$737,652
Fair value of common shares issued with convertible notes payable	$	---		$24,118
Cashless exercise of options and warrants	$	---		$221
Adoption of lease obligation and ROU asset		$219,744		$560,050
Fair value of shares issued as acquisition consideration		$201,675		$1,000,000
Fair value of contingent acquisition consideration liability recorded at acquisition date		$1,057,785		$500,000
Derivative liabilities written off with repayment of convertible notes payable		$328,000		$390,434
Derivative liabilities written off with conversion of convertible notes payable		$135,300	$	---
Fair value of shares issued as contingent acquisition consideration		$292,783	$	---
Reduction in contingent acquisition consideration		$200,328	$	---
Fair value of marketable securities received as consideration for sale of common and preferred shares		$3,006,889	$	---
Fair value of warrants allocated to proceeds of fixed convertible notes payable	$	---		$225,323
Gain on extinguishment of related party debt allocated to additional paid in capital		$283,862	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company operated in three distinct divisions: the Health Services Division, the Digital Healthcare Division the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 30, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp. and its five subsidiaries: NWC, NCFM, BTG, CHM and AHP. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. The Company was notified of the amount of Medicare shared savings and received payment for such savings in September 2020. Accordingly, the Company recognized Medicare shared savings revenue of $767,744 in the three and nine months ended September 30, 2020. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred.

Consulting Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded a deferred revenue liability at each balance sheet date.

Deferred Revenue

The Company’s deferred revenue liability balance was $51,714 and $-0- as of September 30, 2020 and December 31, 2019.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year. The Company was notified of the amount of Medicare shared savings and received payment for such savings in September 2020 totaling $767,744, of which $388,884 had been determined to provider shared savings expense that will be paid to the providers in the fourth quarter of 2020. This amount was recognized as provider shared savings expense and accrued as of September 30, 2020.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of and September 30, 2020 and December 31, 2019, the Company’s gross patient services accounts receivable were $190,492 and $188,503, respectively, and net patient services accounts receivable were $97,819 and $97,223, respectively, based upon net reporting of accounts receivable. As of September 30, 2020 and December 31, 2019, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively. The Company also had $109,897 accounts receivable related to amounts billed under consulting contracts.

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

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 9 for more complete details on balances as of the reporting periods presented herein. The adoption had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s unaudited condensed consolidated statements of cash flows.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three or nine months ended September 30, 2020 or 2019.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of or for the periods ended September 30, 2020 or 2019.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three and nine months ended September 30, 2020 or 2019, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Deemed dividend

The Company incurs a deemed dividend on Series B Convertible Preferred Voting Stock (the “Series B Preferred”). As the intrinsic price per share of the Series B Preferred was less than the deemed fair value of the Company’s common stock on the date of issuance of the Series B Preferred, the Series B Preferred contains a beneficial conversion feature as described in FASB ASC 470-20, “Debt with Conversion and Other Options.” The difference in the stated conversion price and estimated fair value of the common stock is accounted for as a beneficial conversion feature and affects income or loss available to common stockholders for purposes of earnings per share available to common stockholders.

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2020 and 2019, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2020 and December 31, 2019, potentially dilutive securities were comprised of (i) 50,470,118 and 47,056,293 warrants outstanding, respectively, (ii) 3,249,250 and 3,269,250 stock options outstanding, respectively, (iii) 10,298,333 and 23,210,423 shares issuable upon conversion of convertible notes, respectively, (iv) 300,000 and 332,500 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (v) up to 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. In prior periods, the Company used the Black-Scholes pricing model. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 15, Shareholders’ Equity (Deficit).

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

SEPTEMBER 30, 2020

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

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY

As of September 30, 2020, the Company had a working capital deficit of $1,979,983 and accumulated deficit $19,862,013. For the nine months ended September 30, 2020, the Company had a net loss of $3,896,221 and net cash used by operating activities of $1,094,495. Net cash provided by investing activities was $2,425,870, including $2,740,806 received from the sale of marketable securities received in an August 2020 financing transaction. Net cash provided by financing activities was $271,308, resulting principally from $1,045,669 proceeds from loans and grants issued by the federal government under the Payroll Protection Act, $827,500 net proceeds from the issuance of convertible notes, and $149,000 proceeds from the issuance of related party loans. The Company also repaid $1,882,405 of convertible notes and $967,756 of related party loans during 2020.

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

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 3 – GOING CONCERN MATTERS AND LIQUIDITY (CONTINUED)

The Company intends that the cost of completing intended acquisitions, implementing its development and sales efforts related to the HealthLynked Network, maintaining existing and expanding overhead and administrative costs, and repaying its outstanding convertible notes, which have an aggregate face value of $1,038,500 as of September 30, 2020, will be financed from (i) anticipated profits generated by NCFM, CHM and AHP, and MOD, which was acquired in October 2020, and (ii) outside funding sources, including the put rights associated with the Investment Agreement entered into in July of 2016 (the “Investment Agreement”), sales of common stock, government loans and issuance of additional convertible notes. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended an additional two years to May 15, 2022. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

NOTE 4 – MARKETABLE SECURITIES

On August 20, 2020, the Company entered into a contribution agreement (the “Contribution Agreement”) with Michael T. Dent, Trustee of the Mary S. Dent Gifting Trust dated January 31, 2006 (the “Gifting Trust”), Michael Thomas Dent, Trustee under the Michael Thomas Dent Declaration of Trust dated March 23, 1998, as amended (the “MTD Trust” and together with the Gifting Trust, the “Trusts”), and Michael T. Dent, the Chief Executive Officer and Chairman of the board of directors of the Company. Pursuant to the Contribution Agreement, the Trusts contributed an aggregate of 76,026 freely trading shares of common stock of NeoGenomics, Inc. (“NEO” and the “NEO Shares”) (NASD:NEO) with a fair value of $3,006,889 to the Company. In consideration for the foregoing, the Company issued the Trusts an aggregate of 2,750,000 shares of the Company’s newly designated Series B Preferred stock and an aggregate of 24,522,727 shares of the Company’s common stock (collectively, the “August 2020 Equity Transaction”).

During the three and nine months ended September 30, 2020, the Company sold 74,900 of the NEO Shares and received proceeds of $2,740,806, realizing losses of $281,606. As of September 30, 2020, the Company held 1,126 NEO Shares with a fair value of $44,477.

NOTE 5 – ACQUISITIONS

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 5 – ACQUISITIONS (CONTINUED)

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date. The fair value of the contingent acquisition consideration related to the future earn-out payments was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended September 30, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration related to the HCFM acquisition of $1,185 and $-0-, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $12,512 and $-0-, respectively. During the nine months ended September 30, 2020, the Company paid the seller $47,000 in satisfaction of the first year of earn-out.

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

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 5 – ACQUISITIONS (CONTINUED)

The total consideration fair value represents a transaction value of $1,473,460. The following table summarizes the fair value of consideration paid:

Cash paid at closing	$214,000
Shares issued at closing	201,675
Cash and shares contingent upon 2019 program year MSSP payment target	778,192
Cash contingent upon four-year earn-out	279,593

$1,473,460

The fair value of the 2,240,838 common shares issued at closing was determined using the intraday average high and low trading price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owners of CHM (i) up to $223,500 additional cash and to $660,000 of additional shares of Company common stock when CHM receives the final assessment of the calculation of 2019 plan year MSSP revenue (the “Current Earnout”), and (ii) up to $62,500, $125,000, $125,000 and $125,000 on the first, second, third and fourth anniversary, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date (the “Future Earnout”). During September 2020, pursuant to a Second Amendment to the Agreement and Plan of Merger and in satisfaction of the Current Earnout, the Company paid $90,389 cash, issued 1,835,625 shares and agreed that the balance of the Current Earnout that was not earned in 2020, being $124,043 cash and $366,300 in shares of Company common stock, would be deferred until the first future earnout year in which MSSP revenue exceeds $1.725 million and revenue from other services exceeds $605,000.

The fair value of the contingent acquisition consideration related to both the Current Earnout and the Future Earnout were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended September 30, 2020 and 2019, the Company recognized gains on the change in the fair value of contingent acquisition consideration related to the CHM acquisition of $47,181 and $-0-, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized gains on the change in the fair value of contingent acquisition consideration related to the CHM acquisition of $13,200 and $-0-, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 5 – ACQUISITIONS (CONTINUED)

Pro Forma Financial Information

The following represents the pro forma consolidated income statement as if HCFM and CHM had been included in the consolidated results of the Company for the entire nine-month period ending September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Revenue	$4,740,283	$3,741,591
Net loss	$(3,846,293)	$(2,994,648)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM and CHM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020 and 2019, respectively.

NOTE 6 – DEFERRED OFFERING COSTS AND PREPAID EXPENSES

On March 22, 2017, the Company granted to the Investor warrants to purchase 4,000,000 shares at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and is being amortized over the initial period during which the Company was able access the financing, which began on May 15, 2017 and ended on May 15, 2020. The Company recognized general and administrative expense related to the cost of the warrants of $-0- and $12,802 in the three months ended September 30, 2020 and 2019, respectively, and $19,203 and $38,46 in the nine months ended September 30, 2020 and 2019, respectively.

On December 6, 2018, the Company granted three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants of $35,462 was amortized over a three-month service period. During the three months ended September 30, 2020 and 2019, the Company recognized $-0- and $25,611, respectively, to general and administrative expense related to the warrants. The Company recognized general and administrative expense related to the warrants of $-0- and $-0- in the three months ended September 30, 2020 and 2019, respectively, and $-0- and $25,611 in the nine months ended September 30, 2020 and 2019, respectively.

NOTE 7 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

Capital lease equipment	$ ---	$251,752
Medical equipment	484,126	482,229
Furniture, telephone and office equipment	792,519	529,123

Total property, plant and equipment	1,276,645	1,263,104
Less: accumulated depreciation	(817,971)	(749,316)

Property, plant and equipment, net	$458,674	$513,788

Depreciation expense during the three months ended September 30, 2020 and 2019 was $23,083 and $22,913, respectively. Depreciation expense during the nine months ended September 30, 2020 and 2019 was $68,655 and $44,503, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 8 – INTANGIBLE ASSETS

Intangible assets at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

NCFM: Medical database	$1,101,538	$1,230,000
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	---
Goodwill	381,856	71,866

Total intangible assets	2,597,394	1,342,866
Less: accumulated amortization	(12,064)	(5,908)

Intangible assets, net	$2,585,330	$1,336,958

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

Amortization expense in the three months ended September 30, 2020 and 2019 was $2,067 and $2,067, respectively. Amortization expense in the nine months ended September 30, 2020 and 2019 was $6,156 and $3,842, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three or nine months ended September 30, 2020 or 2019.

NOTE 9 – LEASES

The Company has three operating leases for office space related to its NWC, NCFM and BTG practices that expire in July 2023, May 2022, and March 2023, respectively. As of September 30, 2020, the Company’s weighted-average remaining lease term relating to its operating leases was 2.4 years, with a weighted-average discount rate of 33.89%. The Company was also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020				As of December 31, 2019
	Operating	Financing		Total	Operating	Financing	Total
	Leases	Leases		Leases	Leases	Leases	Leases
Lease assets	$297,050	$	---	$297,050	$273,196	$4,482	$277,678

Lease liabilities
Lease liabilities (short term)	$105,233	$	---	$105,233	$197,041	$4,482	$201,523
Lease liabilities (long term)	198,667		---	198,667	80,510	---	80,510
Total lease liabilities	$303,900	$	---	$303,900	$277,551	$4,482	$282,033

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 9 – LEASES (CONTINUED)

Lease expense in the three and nine months ended September 30, 2020 and 2019 was as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating leases	$61,526	$85,573	$242,891	$239,974
Financing leases	---	4,587	4,587	13,761

Total lease expense	$61,526	$90,160	$247,478	$253,735

Maturities of operating and capital lease liabilities were as follows as of September 30, 2020:

	Operating	Capital		Total
	Leases	Leases		Commitments
2020	$50,882	$	---	$50,882
2021	205,430		---	205,430
2022	159,561		---	159,561
2023	68,457		---	68,457
Total lease payments	484,330		---	484,330
Less interest	(180,430)		---	(180,430)
Present value of lease liabilities	$303,900	$	---	$303,900

NOTE 10 – DEFERRED REVENUE

Amounts related to deferred contract revenue in the three and nine months ended September 30, 2020 and 2019 was as follow:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020		2019

Balance, beginning of period	$106,281	$	---	$	---	$	---
Acquisition of CHM	---		---		104,034		---
Payments received for unearned revenue	163,038		---		215,705		---
Revenue earned	(217,605)		---		(268,025)		---

Balance, end of period	$51,714	$	---		$51,714	$	---

Deferred revenue relates to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date. The Company typically satisfies its performance obligations related to such contracts upon completion of service. Payment is typically made in the month prior to the services being provided.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 11 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY

Amounts due to related parties as of September 30, 2020 and December 31, 2019 were comprised of the following:

	September 30,	December 31,
	2020	2019
Due to related party:
Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Accrued interest payable to Dr. Michael Dent	---	192,857
Total due to related party	300,600	493,457

Notes payable to related party:
Notes payable to Dr. Michael Dent and family (all current)	$ ---	$743,955

Notes Payable to Dr. Michael Dent

Our founder and CEO, Dr. Michael Dent, has made loans to the Company from time to time in the form of unsecured promissory notes payable (the “Dent Notes”). The carrying values of the Dent Notes as of September 30, 2020 and December 31, 2019 were as follows:

		Interest	September 30,		December 31,
Inception Date	Maturity Date	Rate	2020		2019
January 12, 2017	December 31, 2020	10%	$	---	$38,378	*
January 18, 2017	December 31, 2020	10%		---	21,904	*
January 24, 2017	December 31, 2020	10%		---	54,696	*
February 9, 2017	December 31, 2020	10%		---	32,715	*
April 20, 2017	December 31, 2020	10%		---	10,754	*
June 15, 2017	December 31, 2020	10%		---	34,560	*
August 17, 2017	December 31, 2020	10%		---	20,997	*
August 24, 2017	December 31, 2020	10%		---	39,312	*
September 7, 2017	December 31, 2020	10%		---	36,586	*
September 21, 2017	December 31, 2020	10%		---	27,621	*
September 29, 2017	December 31, 2020	10%		---	12,487	*
December 21, 2017	December 31, 2020	10%		---	14,318	*
January 8, 2018	December 31, 2020	10%		---	76,415	*
January 11, 2018	December 31, 2020	10%		---	9,164	*
January 26, 2018	December 31, 2020	10%		---	17,712	*
January 3, 2014	December 31, 2020	10%		---	296,336	*

			$	---	$743,955

*	Denotes that note payable is reflected at fair value

On September 21, 2020, the Company and Dr. Dent entered into an agreement pursuant to which the Company repaid all obligations under the notes payable to Dr. Dent in exchange for one-time cash payment of $780,256. The payment was calculated as the face value of the Dent Notes of $646,000, plus $134,256 of interest accrued on the notes issued in 2017 and 2018. As part of the Agreement, Dr. Dent agreed to forgive interest of $105,003 accrued on the remaining Dent Notes. In connection with the agreement and repayment, the Company realized a gain of $283,863, being the excess of the carrying value of the Dent Notes over the consideration paid. This amount was recorded to additional paid in capital.

As denoted in the table above, prior to extinguishment certain of our notes payable to Dr. Dent were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended September 30, 2020 and 2019 were $32,968 and $5,986, respectively. The changes in fair value during the nine months ended September 30, 2020 and 2019 were $80,935 and $18,070, respectively. The fair value of these notes as of September 30, 2020 and December 31, 2019 was $-0- and $743,955, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 11 – NOTES PAYABLE AND OTHER AMOUNTS DUE TO RELATED PARTY (CONTINUED)

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 before closing fees (the “2020 MCA”). The Company is required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount is being amortized over the life of the instrument. The Company made installment payments against the MCA of $36,059 and $-0-, respectively, during the three months ended September 30, 2020 and 2019, and $187,500 and $-0-, respectively, during the nine months ended September 30, 2020 and 2019. The Company recognized amortization of the discount in the amount of $-0- and $-0-, respectively, during the three months ended September 30, 2020 and 2019, and $38,500 and $-0-, respectively, during the nine months ended September 30, 2020 and 2019. The 2020 MCA was repaid in full and retired during July 2020.

Interest accrued on the above notes payable as of September 30, 2020 and December 31, 2019 was $-0- and $192,888, respectively. Interest expense on the above unsecured promissory notes was $14,159 and $16,598 for the three months ended September 30, 2020 and 2019, respectively, and $86,446 and $49,252 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 12 – GOVERNMENT NOTES PAYABLE

On May 8, 2020, the Company and its subsidiaries received an aggregate of $585,969 in loans under the Paycheck Protection Program (the “PPP”). The PPP loans, administered by the U.S. Small Business Administration (the “SBA”) and processed through Wells Fargo bank, were issued under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bear interest at 1% per annum and mature in May 2022. Principal and interest payments are deferred for the first six months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities.

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments begin 12 months from the inception date of each loan.

Interest accrued on government loans as of September 30, 2020 and December 31, 2019 was $4,716 and $-0-, respectively. Interest expense on the loans was $3,855 and $-0- for the three months ended September 30, 2020 and 2019, respectively, and $4,716 and $-0- for the nine months ended September 30, 2020 and 2019, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2020 and December 31, 2019 were comprised of the following:

	September 30,		December 31,
	2020		2019

$550k Note - July 2016	$607,628	*	$548,010	*
$50k Note - July 2016	63,053	*	56,866	*
$111k Note - May 2017	118,108	*	118,606	*
$357.5k Note - April 2019	364,490	*	328,728	*
$154k Note - June 2019	---		50,000
$136k Notes - July 2019	---		135,850
$78k Note III - July 2019	---		78,000
$230k Note - July 2019	---		230,000
$108.9k Note - August 2019	---		108,947
$142.5k Note - October 2019	---		142,500
$103k Note V - October 2019	---		103,000
$108.9k Note II - October 2019	---		108,947
$128.5k Note - October 2019	---		128,500
$103k Note VI - November 2019	---		103,000
$78.8k Note II - December 2019	---		78,750
	1,153,279		2,319,704
Less: unamortized discount	---		(777,668)
Convertible notes payable, net of original issue discount and debt discount	$1,153,279		$1,542,036

*	-	Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization of debt discount recognized on each convertible note outstanding during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Amortization of Debt Discount
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

$103k Note I - October 2018	$	---	$	---	$	---	$33,972
$103k Note II - November 2018		---		---		---	44,952
$153k Note - November 2018		---		1,733		---	91,451
$103k Note III - December 2018		---		---		---	42,611
$78k Note I - January 2019		---		4,286		---	52,000
$78k Note II - January 2019		---		6,346		---	47,858
$103k Note III - April 2019		---		28,628		---	56,012
$104.5k Note - April 2019		---		26,268		---	49,109
$104.5k Note II - April 2019		---		26,268		---	49,109
$357.5k Note - April 2019		---		91,230		---	166,593
$103k Note IV - May 2019		---		31,906		---	50,633
$154k Note - June 2019		---		38,710		1,093	50,071
$67.9k Note - July 2019		---		16,277		7,252	16,277
$67.9k Note II - July 2019		---		16,277		2,813	16,277
$78k Note III - July 2019		---		20,512		6,208	20,512
$230k Note - July 2019		---		46,503		58,527	46,503
$108.9k Note - August 2019		---		7,784		21,038	7,785
$142.5k Note - October 2019		21,804		---		92,663	---
$103k Note V - October 2019		---		---		29,143	---
$108.9k Note II - October 2019		---		---		33,205	---
$128.5k Note - October 2019		---		---		51,705	---
$103k Note VI - November 2019		---		---		39,450	---
$78.8k Note II - December 2019		---		---		27,111	---
$131.3k Note - January 2020		1,158		---		16,205	---
$78k Note IV - January 2020		1,608		---		14,955	---
$157.5k Note - March 2020		7,432		---		20,044	---
$157.5k Note II - April 2020		9,127		---		21,436	---
$135k Note - April 2020		7,744		---		17,718	---
$83k Note II - April 2020		6,675		---		13,767	---
$128k Note - April 2020		10,268		---		18,097	---

		$65,816		$362,728		$492,430	$841,725

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of September 30, 2020 and December 31, 2019 were comprised of the following:

	Unamortized Discount as of
	September 30,		December 31,
	2020		2019

$154k Note - June 2019	$	---	$21,175
$67.9k Note - July 2019		---	20,497
$67.9k Note II - July 2019		---	20,497
$78k Note III - July 2019		---	32,657
$230k Note - July 2019		---	125,684
$108.9k Note - August 2019		---	59,392
$142.5k Note - October 2019		---	107,070
$103k Note V - October 2019		---	70,686
$108.9k Note II - October 2019		---	72,592
$128.5k Note - October 2019		---	106,732
$103k Note VI - November 2019		---	81,740
$78.8k Note II - December 2019		---	58,946

	$	---	$777,668

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense recognized on each convertible note outstanding during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

$550k Note - July 2016	$8,318	$8,318	$24,773	$24,682
$50k Note - July 2016	1,260	1,260	3,753	3,740
$111k Note - May 2017	2,042	4,168	8,755	12,369
$171.5k Note - October 2017	---	---	---	1,785
$103k Note I - October 2018	---	---	---	2,653
$103k Note II - November 2018	---	---	---	3,584
$153k Note - November 2018	---	297	---	7,008
$103k Note III - December 2018	---	---	---	4,261
$78k Note I - January 2019	---	321	---	3,889
$78k Note II - January 2019	---	513	---	3,868
$103k Note III - April 2019	---	2,596	---	5,079
$104.5k Note - April 2019	---	2,634	---	4,924
$104.5k Note II - April 2019	---	2,634	---	4,924
$357.5k Note - April 2019	9,012	12,650	18,751	23,101
$103k Note IV - May 2019	---	2,596	---	4,120
$154k Note - June 2019	---	3,882	46	5,021
$67.9k Note - July 2019	---	1,507	707	1,507
$67.9k Note II - July 2019	---	1,507	177	1,507
$78k Note III - July 2019	---	1,624	492	1,624
$230k Note - July 2019	---	4,663	3,041	4,663
$108.9k Note - August 2019	---	1,045	2,564	1,045
$142.5k Note - October 2019	3,592	---	12,884	---
$103k Note V - October 2019	---	---	2,653	---
$108.9k Note II - October 2019	---	---	3,970	---
$128.5k Note - October 2019	---	---	5,149	---
$103k Note VI - November 2019	---	---	3,527	---
$78.8k Note II - December 2019	---	---	3,344	---
$131.3k Note - January 2020	467	---	6,545	---
$78k Note IV - January 2020	427	---	3,975	---
$157.5k Note - March 2020	2,848	---	7,681	---
$157.5k Note II - April 2020	2,848	---	6,688	---
$135k Note - April 2020	2,441	---	5,585	---
$83k Note II - April 2020	1,819	---	3,752	---
$128k Note - April 2020	2,805	---	4,945	---

	$37,879	$52,215	$133,757	$125,354

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three and nine months ended September 30, 2020 and 2019 and the fair value as of such instruments as of September 30, 2020 and December 31, 2019 were as follows:

	Change in Fair Value of Debt				Fair Value of Debt as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019

$550k Note - July 2016	$24,285	$17,455	$59,618	$52,708	$607,629	$548,010
$50k Note - July 2016	2,520	1,770	6,187	5,343	63,053	56,866
$111k Note - May 2017	4,721	3,674	16,261	11,089	118,108	118,606
$171.5k Note - October 2017	---	---	---	1,781	---	---
$357.5k Note - April 2019	14,567	---	35,763	---	364,490	328,727

	$46,093	$22,899	$117,829	$70,921	$1,153,280	$1,052,209

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

Convertible Notes Payable ($103,000) – October 2018

On October 18, 2018, the Company issued a $103,000 convertible note (the “$103k Note I”). On April 4, 2019, the Company prepaid the balance on the $103k Note I, including accrued interest, for a one-time cash payment of $134,500. In connection with the repayment, the Company recognized a gain on debt extinguishment of $28,169 in the nine months ended September 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Notes Payable ($103,000) – November 2018

On November 12, 2018, the Company issued a $103,000 convertible note (the “$103k Note II”). On May 7, 2019, the Company prepaid the balance on the $103k Note II, including accrued interest, for a one-time cash payment of $134,888. In connection with the repayment, the Company recognized a gain on debt extinguishment of $23,821 in the nine months ended September 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($153,000) – November 2018

On November 19, 2018, the Company issued a $153,000 convertible note (the “$153k Note”). During the nine months ended September 30, 2019, the holder converted the full principal in the amount of $153,000 and $8,768 of accrued interest into 1,070,894 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $44,993, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Notes Payable ($103,000) – December 2018

On December 3, 2018, the Company issued a $103,000 convertible note (the “$103k Note III”). On May 31, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,029. In connection with the repayment, the Company recognized a gain on debt extinguishment of $20,445 in the nine months ended September 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2019

On January 14, 2019, the Company issued a $78,000 convertible note (the “$78k Note”). The $78k Note, including accrued interest, was repaid in July 2019 for a one-time cash payment of $102,321. In connection with the repayment, the Company recognized a loss on debt extinguishment of $6,258 in the nine months ended September 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2019

On January 24, 2019, the Company issued a $78,000 convertible note (the “$78k Note II”). The $78k Note II, including accrued interest, was repaid in July 2019 for a one-time cash payment of $102,255. In connection with the repayment, the Company recognized a gain on debt extinguishment of $11,161 in the nine months ended September 30, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($103,000) – April 2019

On April 3, 2019, the Company entered into a securities purchase agreement for the sale of a $103,000 convertible note (the “$103k Note III”). During the fourth quarter of 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,099.

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of a $104,500 convertible note (the “$104.5k Note I”). During the fourth quarter of 2019, the holder of the $104.5k Note I converted the full principal in the amount of $104,500 and $5,768 of accrued interest into 1,176,189 shares of Company common stock.

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the sale of a second $104,500 convertible note (the “$104.5k Note II”). During the fourth quarter of 2019, the Company prepaid the balance on the $104.5k Note II, including accrued interest, for a one-time cash payment of $142,500.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($103,000) – May 2019

On May 7, 2019, the Company issued a $103,000 convertible note (the “$103k Note IV”). During the fourth quarter of 2019, the Company prepaid the balance on the $103k Note IV, including accrued interest, for a one-time cash payment of $133,900.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”), of which $104,000 was converted in the fourth quarter of 2019. During the nine months ended September 30, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During the nine months ended September 30, 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a second $67,925 convertible note (the “$67.9k Note II”). During the nine months ended September 30, 2020, the Company prepaid the balance on the $67.9k Note II, including accrued interest, for a one-time cash payment of $89,152. In connection with the repayment, the Company recognized a loss on debt extinguishment of $26,890 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – July 2019

On July 16, 2019, the Company issued a $78,000 convertible note (the “$78k Note III”). During the first quarter of 2020, the Company prepaid the balance on the $78k Note III, including accrued interest, for a one-time cash payment of $102,388. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,432 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the first quarter of 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of Company common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the nine months ended September 30, 2020, equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During the nine months ended September 30, 2020, the holder converted the full principal of $108,947 and accrued interest of $6,354 into 2,650,251 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $161,617 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($142,500) – October 2019

On October 1, 2019, the Company issued a convertible note with a face value of $142,500 (the “$142.5k Note”). During the nine months ended September 30, 2020, the holder converted the full principal of $142,500 and accrued interest of $14,250 into 2,855,191 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $305,100 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($103,000) – October 2019

On October 1, 2019, the Company issued a $103,000 convertible note (the “$103k Note V”). On April 3, 2020, 2020, the Company prepaid the balance on the $103k Note V, including accrued interest, for a one-time cash payment of $135,205. In connection with the repayment, the Company recognized a loss on debt extinguishment of $43,777 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – October 2019

On October 30, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note II”). During the nine months ended September 30, 2020, the holder converted the full principal of $108,947 and accrued interest of $5,821 into 1,954,870 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $76,895 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($128,500) – October 2019

On October 30, 2019, the Company issued a $128,500 convertible note (the “$128.5k Note”). During the nine months ended September 30, 2020, the holder converted the full principal of $128,500 and accrued interest of $8,832 into 3,197,877 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $154,248 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($103,000) – November 2019

On November 4, 2019, the Company issued a $103,000 convertible note (the “$103k Note VI”). On May 4, 2020, the Company prepaid the balance on the $103k Note VI, including accrued interest, for a one-time cash payment of $135,099. In connection with the repayment, the Company recognized a loss on debt extinguishment of $45,077 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,750) – December 2019

On December 2, 2019, the Company issued a $78,750 convertible note (the “$78.8k Note”). On June 3, 2020, the Company prepaid the balance on the $78.8k Note, including accrued interest, for a one-time cash payment of $103,359. In connection with the repayment, the Company recognized a loss on debt extinguishment of $37,554 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($131,250) – January 2020

On January 13, 2020, the Company issued a $131,250 convertible note (the “$131.3k Note”). On July 13, 2020, the Company prepaid the balance on the $131.3k Note, including accrued interest, for a one-time cash payment of $172,108. In connection with the repayment, the Company recognized a loss on debt extinguishment of $24,663 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($78,000) – January 2020

On January 16, 2020, the Company issued a $78,000 convertible note (the “$78k Note IV”). On July 20, 2020, the Company prepaid the balance on the $78k Note IV, including accrued interest, for a one-time cash payment of $102,308. In connection with the repayment, the Company recognized a loss on debt extinguishment of $9,104 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($157,500) – March 2020

On March 10, 2020, the Company issued a $157,500 convertible note (the “$157.5k Note”). On September 4, 2020, the Company prepaid the balance on the $157.5k Note, including accrued interest, for a one-time cash payment of $206,314. In connection with the repayment, the Company recognized a loss on debt extinguishment of $28,150 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($157,500) – April 2020

On April 2, 2020, the Company issued a $157,500 convertible note (the “$157.5k Note II”). On September 4, 2020, the Company prepaid the balance on the $157.5k Note, including accrued interest, for a one-time cash payment of $205,235. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,490 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($135,000) – April 2020

On April 6, 2020, the Company issued a $135,000 convertible note (the “$135k Note”). On September 4, 2020, the Company prepaid the balance on the $135k Note, including accrued interest, for a one-time cash payment of $175,592. In connection with the repayment, the Company recognized a loss on debt extinguishment of $18,479 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($83,000) – April 2020

On April 6, 2020, the Company issued an $83,000 convertible note (the “$83k Note”). On September 18, 2020, the Company prepaid the balance on the $83k Note, including accrued interest, for a one-time cash payment of $108,127. In connection with the repayment, the Company recognized a loss on debt extinguishment of $13,012 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($128,000) – April 2020

On April 30, 2020, the Company issued a $128,000 convertible note (the “$128k Note”). On September 18, 2020, the Company prepaid the balance on the $128k Note, including accrued interest, for a one-time cash payment of $165,962. In connection with the repayment, the Company recognized a loss on debt extinguishment of $21,000 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of the fair value of embedded conversion features (“ECFs”)embedded in convertible promissory notes for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock. The fair market value of the ECF derivative liabilities was calculated at inception of each convertible promissory note for which the conversion rate is not fixed and allocated to the respective convertible notes, with any excess recorded as a charge to “Financing cost.” Derivative financial instruments are revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2020 and 2019 include the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020	2019

Balance, beginning of period		$257,384	$632,605	$991,288	$800,440
Inception of derivative financial instruments		---	472,644	211,498	1,276,703
Change in fair value of derivative financial instruments		(12,802)	(158,691)	(739,485)	(574,205)
Conversion or extinguishment of derivative financial instruments		(244,582)	(119,898)	(463,301)	(676,278)

Balance, end of period	$	---	$826,660	$--	$826,660

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Nine Months Ended September 30,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.05% to 1.61%	1.75% to 2.73%
Expected life range (in years)	0.14 to 1.00	0.01 to 1.00
Volatility range	117.48% to 144.51%	119.04% to 293.97%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During the nine months ended September 30, 2020, the Company repaid 13 outstanding convertible notes and holders converted in part or in full an additional eight convertible notes for which the conversion rate was adjusted based on a discount to the market price of the Company’s common stock, which gave rise to ECF-related derivative financial instruments. Accordingly, the Company had no further derivative financial instruments outstanding as of September 30, 2020.

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT)

Investment Transaction – August 2020

On August 20, 2020, the Company entered into the Contribution Agreement with the Trusts and Michael T. Dent, the Chief Executive Officer and Chairman of the board of directors of the Company. Pursuant to the Contribution Agreement, the Trusts contributed an aggregate of 76,026 shares of common stock of NeoGenomics, Inc. with a fair value of $3,006,889 to the Company. In consideration for the foregoing, the Company issued the Trusts an aggregate of 2,750,000 shares of the Company’s newly designated Series B Preferred stock and an aggregate of 24,522,727 shares of the Company’s common stock.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Beginning on December 31, 2022, each share of Series B Preferred Stock is convertible into five shares of the Company’s common stock, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series B Preferred Stock ranks senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the assets of the Company available for distribution to its stockholders will be distributed to holders of Series B Preferred Stock on an as converted basis and pro rata with the holders of common stock. Holders of Series B Preferred Stock are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis.

The holders of Series B Preferred Stock generally are entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class). The holder of the shares of Preferred B Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting of the shareholders) equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), which Nevada law provides may or must be approved by vote or consent of the holders of common stock or the holders of other securities entitled to vote, if any.

At inception of the transaction, the Company recognized a beneficial conversion feature in the amount of $825,000, representing the difference between (i) the intrinsic price per share of the Series B Preferred based on the portion of proceeds allocated to the fair value of the Series B Preferred, and (ii) the fair value of the Company’s common stock. The beneficial conversion feature is being amortized as a deemed dividend from the inception date of the transaction through the end of the Series B Preferred conversion restriction on December 31, 2022. Amortization of the beneficial conversion feature is reflected in income or loss available to common stockholders on the statement of operations. Further, since the Company have negative retained earnings, so there is no change to APIC or anywhere else in net equity from the deemed dividend and therefore nothing to show on the statement of equity.

Other Private Placements

During the nine months ended September 30, 2019, the Company sold 1,550,001 shares of common stock in three separate private placement transactions and received $415,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 1,025,001 warrants to purchase shares of common stock with exercise prices between $0.25 and $0.50.

During the nine months ended September 30, 2020, the Company sold 6,650,843 shares of common stock in 20 separate private placement transactions and received $673,001 in proceeds from the sales. The shares were issued at per share prices between $0.06 and $0.17. In connection with the stock sales, the Company also issued 3,463,825 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.27 per share. Of these shares, 7,143 with respect to proceeds of $749 were issuable as of September 30, 2020.

Investment Agreement Draws

During the nine months ended September 30, 2020 and 2019, the Company issued 4,975,491 and 4,273,779 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $426,299 and $825,616, respectively, in net proceeds from the draws.

Common Stock Issuable

As of September 30, 2020 and December 31, 2019, the Company was obligated to issue the following shares:

	September 30, 2020		December 31, 2019
	Amount	Shares	Amount	Shares

Shares earned by consultants, employees and directors but not yet issued	$181,343	1,458,095	$100,538	568,142
Shares issuable pursuant to stock subscriptions received	749	7,143	59,000	479,762
	$182,092	1,465,238	$159,538	1,047,904

During December 2019, the Company completed stock subscription agreements totaling $59,000 for the sale of 479,762 shares of common stock. The funds were received and shares were issued in January and February 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2020 and 2019 are summarized as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	47,056,293	$0.17	46,161,463	$0.18
Granted during the period	3,463,825	$0.20	1,805,001	$0.35
Exercised during the period	---	$ ---	(4,099,256)	$(0.00)
Expired during the period	(50,000)	$0.40	---	$ ---
Outstanding at end of the period	50,470,118	$0.18	43,867,208	$0.20

Exercisable at end of the period	50,470,118	$0.18	43,867,208	$0.20

Weighted average remaining life	3.4 years		3.0 years

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2020:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,287,011	4.2	$0.07	15,287,011	$0.07
$0.10 to 0.24	21,125,618	3.0	$0.18	21,125,618	$0.18
$0.25 to 0.49	10,117,489	3.7	$0.28	10,117,489	$0.28
$0.50 to 1.00	3,940,000	1.4	$0.28	3,940,000	$0.28
$0.05 to 1.00	50,470,118	3.4	$0.18	50,470,118	$0.18

During the nine months ended September 30, 2020 and 2019, the Company issued 3,463,825 and 1,805,001 warrants, respectively, the aggregate grant date fair value of which was $222,987 and $477,097, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	Nine Months Ended September 30,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.19% to 1.59%	1.66% to 2.52%
Expected life range (in years)	5.00 years	3.00 to 5.00
Volatility range	119.69% to 132.19%	119.34% to 212.98%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the nine months ended September 30, 2020 and 2019:

	2020	2019
Outstanding at beginning of the period	1,874,063	1,738,750
Granted during the period	664,465	135,313
Terminated during the period	(62,500)	---
Outstanding at end of the period	2,476,028	1,874,063

Shares vested at period-end	2,176,028	1,510,313
Weighted average grant date fair value of shares granted during the period	$0.14	$0.26
Aggregate grant date fair value of shares granted during the period	$18,760	$12,805
Shares available for grant pursuant to EIP at period-end	9,778,403	9,592,868

Total stock-based compensation recognized for grants under the EIP was $79,196 and $10,534 during the three months ended September 30, 2020 and 2019, respectively, and $109,349 and $69,128 during the nine months ended September 30, 2020 and 2019, respectively. Total unrecognized stock compensation related to these grants was $31,989 as of September 30, 2020.

A summary of the status of nonvested shares issued pursuant to the EIP as of and for the nine months ended September 30, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	332,500	$0.17	540,000	$0.16
Granted	664,465	$0.14	---	$ ---
Vested	(609,465)	$0.14	(176,250)	$0.16
Forfeited	(87,500)	$0.06	---	$ ---
Nonvested at end of period	300,000	$0.20	363,750	$0.16

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the nine months ended September 30, 2020 and 2019:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,269,250	$0.21	3,707,996	$0.18
Granted during the period	60,000	$0.09	1,078,750	$0.26
Exercised during the period	---	$ ---	(154,166)	$0.20
Forfeited during the period	(80,000)	$0.26	(595,830)	$0.20
Outstanding at end of the period	3,249,250	$0.20	4,036,750	$0.20

Options exercisable at period-end	2,012,375		1,486,000
Weighted average remaining life (in years)	7.0		7.9
Weighted average grant date fair value of options granted during the period	$0.07		$0.20
Options available for grant at period-end	9,775,903		9,592,868

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2020:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,283,000	5.2	$0.08	1,283,000	0.08
$0.11 to 0.31	1,966,250	8.1	$0.28	729,375	0.29
$0.08 to 0.31	3,249,250	7.0	$0.20	2,012,375	$0.16

Total stock-based compensation recognized related to option grants was $19,305 and $24,107 during the three months ended September 30, 2020 and 2019, respectively, and $61,155 and $86,054 during the nine months ended September 30, 2020 and 2019, respectively.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the nine months ended September 30, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,636,250	$0.22	2,332,413	$0.13
Granted	60,000	$0.07	1,078,750	$0.20
Vested	(379,375)	$0.20	(264,583)	$0.18
Forfeited	(80,000)	$0.21	(595,830)	$0.02
Nonvested at end of period	1,236,875	$0.21	2,550,750	$0.18

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On July 20, 2020, Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (the “Complainants”) filed a complaint against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company’s acquisition of CHM, in which the Company issued stock consideration of 2,240,838 common shares, triggered a change of control clause in warrants held by the Complainants that would allow the Complainants to demand cash value for their warrants. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations. The Company has responded to the Complaint but discovery has not yet commenced as of the date of this filing.

On August 24, 2020, the Company entered into a settlement agreement in response to a complaint filed by Delaney Equity Group LLC seeking unpaid fees from a 2015 Advisor, Consulting and Investment Banking Agreement. Pursuant to the terms of the settlement, the Company agreed to make cash payments totaling $75,000 over a six-month period. If the payments are not made in full and timely, the amount due increases to $112,500.

Leases

Maturities of operating lease liabilities were as follows as of September 30, 2020:

2020	$50,882
2021	205,430
2022	159,561
2023	68,457
Total lease payments	484,330
Less interest	(180,430)
Present value of lease liabilities	$303,900

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Our lease for office space for our NWC practice expired in July 2020. The Company entered into a new three-year lease agreement for a different facility in Naples facility comprised of 3,650 square feet commencing in August 2020.

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

NOTE 17 – SEGMENT REPORTING

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30, 2020								Three Months Ended September 30, 2019
	Health Services		Digital Healthcare		ACO / MSO		Total		Health Services		Digital Healthcare		ACO / MSO		Total
Revenue
Patient service revenue, net		$1,054,806	$	---	$	---		$1,054,806		$1,172,561	$	---	$	---		$1,172,561
Medicare shared savings revenue		---		---		767,744		767,744		---		---		---		---
Consulting revenue		---		---		217,605		217,605		---		---		---		---
Total revenue		1,054,806		---		985,349		2,040,155		1,172,561		---		---		1,172,561

Operating Expenses
Practice salaries and benefits		590,690		---		---		590,690		708,571		---		---		708,571
Other practice operating expenses		548,667		---		---		548,667		521,341		---		---		521,341
Medicare shared savings expenses		---		---		759,848		759,848		---		---		---		---
General and administrative		---		958,874		---		958,874		---		733,360		---		733,360
Depreciation and amortization		24,557		594		---		25,151		24,385		595		---		24,980
Total Operating Expenses		1,163,914		959,468		759,848		2,883,230		1,254,297		733,955		---		1,988,252

Loss from operations		$(109,108)		$(959,468)		$225,501		$(843,075)		$(81,736)		$(733,955)	$	---		$(815,691)

Other Segment Information
Interest expense		$23,186		$49,349	$	---		$72,535		$5,165		$64,397	$	---		$69,562
Loss on sales of marketable securities	$	---		$281,606	$	---		$281,606	$	---	$	---	$	---	$	---
Loss on extinguishment of debt	$	---		$450,999	$	---		$450,999	$	---		$(4,904)	$	---		$(4,904)
Financing cost	$	---	$	---	$	---	$	---	$	---		$12,009	$	---		$12,009
Amortization of original issue and debt discounts on convertible notes	$	---		$65,816	$	---		$65,816	$	---		$362,728	$	---		$362,728
Change in fair value of debt	$	---		$79,062	$	---		$79,062	$	---		$28,885	$	---		$28,885
Change in fair value of derivative financial instruments	$	---		$(12,802)	$	---		$(12,802)	$	---		$(158,691)	$	---		$(158,691)
Change in fair value of contingent acquisition consideration	$	---		$(45,996)	$	---		$(45,996)	$	---	$	---	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30, 2020								Nine Months Ended September 30, 2019
	Health Services		Digital Healthcare		ACO / MSO		Total		Health Services		Digital Healthcare		ACO / MSO		Total
Revenue
Patient service revenue, net		$3,502,836	$	---	$	---		$3,502,836		$2,845,941	$	---	$	---		$2,845,941
Medicare shared savings revenue		---		---		767,744		767,744		---		---		---		---
Consulting revenue		---		---		268,025		268,025		---		---		---		---
Total revenue		3,502,836		---		1,035,769		4,538,605		2,845,941		---		---		2,845,941

Operating Expenses
Practice salaries and benefits		1,910,897		---		---		1,910,897		1,762,662		---		---		1,762,662
Other practice operating expenses		1,633,380		---		---		1,633,380		1,287,432		---		---		1,287,432
Medicare shared savings expenses		---		---		824,084		824,084		---		---		---		---
General and administrative		---		2,116,159		---		2,116,159		---		2,084,630		---		2,084,630
Depreciation and amortization		73,027		1,784		---		74,811		46,561		1,784		---		48,345
Total Operating Expenses		3,617,304		2,117,943		824,084		6,559,331		3,096,655		2,086,414		---		5,183,069

Loss from operations		$(114,468)		$(2,117,943)		$211,685		$(2,020,726)		$(250,714)		$(2,086,414)	$	---		$(2,337,128)

Other Segment Information
Interest expense		$35,096		$158,038	$	---		$193,134		$17,010		$159,219	$	---		$176,229

Loss on sales of marketable securities	$	---		$281,606	$	---		$281,606	$	---	$	---	$	---	$	---

Loss on extinguishment of debt	$	---		$1,347,371	$	---		$1,347,371	$	---		$62,459	$	---		$62,459
Financing cost	$	---	$	---	$	---	$	---	$	---		$133,244	$	---		$133,244
Amortization of original issue and debt discounts on convertible notes	$	---		$530,930	$	---		$530,930	$	---		$841,725	$	---		$841,725
Change in fair value of debt	$	---		$198,764	$	---		$198,764	$	---		$88,991	$	---		$88,991
Change in fair value of derivative financial instruments	$	---		$(739,485)	$	---		$(739,485)	$	---		$(574,205)	$	---		$(574,205)
Change in fair value of contingent acquisition consideration	$	---		$(687)	$	---		$(687)

	September 30, 2020						December 31, 2019
Identifiable assets		$2,250,647		$952,716	$901,736	$4,105,099	$2,356,886		$117,802	$	---	$2,474,688
Goodwill	$	---	$	---	$1,454,856	$1,454,856	$71,866	$	---	$	---	$71,866

The Digital Healthcare segment recognized revenue of $1,366 and $1,164 in the three months ended September 30, 2020 and 2019, respectively, and $3,797 and $5,075 in the nine months ended September 30, 2020 and 2019, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2020 and December 31, 2019:

						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$1,153,279	$1,153,279
Contingent acquisition consideration		---		---	926,597	926,597

Total	$	---	$	---	$2,079,876	$2,079,876

	As of December 31, 2019
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$723,482	$723,482
Notes payable to related party		---		---	193,007	193,007
Derivative financial instruments		---		---	991,288	991,288
Contingent acquisition consideration		---		---	500,000	500,000

Total	$	---	$	---	$2,407,777	$2,407,777

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Convertible notes payable	$(46,094)	$(22,899)	$(117,829)	$(70,921)
Notes payable to related party	(32,968)	(5,986)	(80,935)	(18,070)
Derivative financial instruments	12,802	158,691	739,485	574,205
Contingent acquisition consideration	45,996	---	687	---

Total	$(20,264)	$129,806	$541,408	$485,214

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 19 – SUBSEQUENT EVENTS

On October 19, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, MOD FL, LLC, a Florida limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), MedOfficeDirect L.L.C. (“MOD”) and certain of the members of MOD. The Merger Agreement provided that the Merger Sub would merge with and into MOD, with MOD surviving as a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the members of MOD are receiving consideration valued at up to $6,010,000, including (i) the issuance of an aggregate of 19,045,563 restricted shares of the Company’s common stock valued at to $2,704,470 upon the closing of the Merger (the “Closing Shares”), (ii) the issuance of an aggregate of up to 10,004,749 restricted shares of the Company’s common stock valued at up to $2,602,330 over a four year period based on MOD achieving certain revenue targets as set forth in the Merger Agreement (the “Earnout Shares”), and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by the Company. The Company and MOD completed the Merger by filing the Certificate of Merger with the Florida Department of State. As a result of the Merger, with MOD surviving as a wholly-owned subsidiary of the Company, the Company acquired all of the assets of MOD. MOD is a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages Group Purchasing Organization pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies both convenient and highly cost effective for its users. Dr. Michael Dent, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, George O’Leary, the Chief Financial Officer and a director of the Company, and Robert Gasparini, a director of the Company, were members of MOD and received Merger Consideration in connection with the Merger as follows: (1) Dr. Dent received 10,573,745 Closing Shares and may earn up to 5,554,452 additional Earnout Shares, (2) Mr. O’Leary received 1,130,213 Closing Shares and may earn up to 593,707 additional Earnout Shares, and (3) Mr. Gasparini received 99,437 Closing Shares and may earn up to 52,235 additional Earnout Shares.

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

On August 20, 2020, we completed a financing transaction (the “August 2020 Equity Transaction”) with trusts (the “Trusts”) controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 shares of common stock of NeoGenomics, Inc. (NEO” and the “NEO Shares”) with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock.

Using in part the proceeds from sale of the NEO Shares received in the August 2020 Equity Transaction, during the three months ended September 30, 2020 we retired debt with a face value of $1,658,750, including $1,012,750 convertible notes with adjustable conversion rates pegged to a fixed discount to the trading price of our common stock. As of September 30, 2020, we had no further outstanding convertible notes with such adjustable conversion rates. We also retired accrued interest of $292,678 related to repayment of debt obligations during the quarter, including forgiveness of $105,003 accrued interest on notes payable to our CEO, Dr. Michael Dent.

On October 19, 2020, we acquired MedOfficeDirect L.L.C. (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages Group Purchasing Organization pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies both convenient and highly cost effective for its users.

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

Critical accounting policies and significant judgments and estimates

See Note 2, “Significant Accounting Policies,” in the Notes to unaudited condensed consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes the changes in our results of operations for the three months ended September 30, 2020 compared with the three months ended September 30, 2019:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Patient service revenue, net	$1,054,806	$1,172,561	$(117,755)	-10%
Medicare shared savings revenue	767,744	---	767,744	100%
Consulting revenue	217,605	---	217,605	100%
Total revenue	2,040,155	1,172,561	867,594	74%

Operating Expenses
Practice salaries and benefits	590,690	708,571	(117,881)	-17%
Other practice operating costs	548,667	521,341	27,326	5%
Medicare shared savings expenses	759,848	---	759,848	100%
General and administrative	958,874	733,360	225,514	31%
Depreciation and amortization	25,151	24,980	171	1%
Loss from operations	(843,075)	(815,691)	(27,384)	-3%

Other Income (Expenses)
Loss on sales of marketable securities	(281,606)	---	(281,606)	100%
Loss on extinguishment of debt	(450,999)	4,904	(455,903)	9297%
Change in fair value of debt	(79,062)	(28,885)	(50,177)	-174%
Financing cost	---	(12,009)	12,009	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(65,816)	(362,728)	296,912	82%
Change in fair value of derivative financial instruments	12,802	158,691	(145,889)	92%
Change in fair value of contingent acquisition consideration	45,996	---	45,996	-100%
Interest expense	(72,535)	(69,562)	(2,973)	-4%
Total other expenses	(891,220)	(309,589)	(581,631)	-188%

Net loss	$(1,734,295)	$(1,125,280)	$(609,015)	-54%

Patient service revenue decreased by $117,755, or 10%, from 2019 to 2020, primarily as a result of decreased in-person patient services revenue as a result of the Coronavirus pandemic.

Medicare shared savings revenue increased by $767,744, or 100% from 2019 to 2020. The primary source of revenue of CHM, which we acquired in May 2020, is from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. During September 2020, we were notified of, and received payment for, our shared savings revenue relating to program year 2019 in the amount of $767,744.

Consulting revenue increased by $217,605, or 100%, from 2019 to 2020. Consulting revenue was earned by the newly formed ACO/MSO Division comprised of the operations of CHM acquired in May 2020.

Practice salaries and benefits decreased by $117,881, or 17%, in 2020 primarily as a result of temporary pay reductions implemented in second and third quarter 2020 due to the Coronavirus pandemic as well permanent reductions in staff at Naples Women’s Center in 2020.

Other practice operating costs increased by $27,326, or 5%, in 2020 primarily as a result of the addition of BTG as a new practice at the beginning of 2020, offset by lower NWC practice operating costs resulting from cost reduction efforts.

Medicare shared savings expenses increased by $759,848, or 100%, in 2020. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO. There was no corresponding Medicare shared savings expense in 2019 as CHM was acquired in May 2020.

General and administrative costs increased by $225,514, or 31%, in 2020 primarily due to increased legal, accounting and software development fees in 2020 offset by lower corporate overhead expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $171, or 1%, in 2020 primarily as a result of additional depreciation from assets acquired in the NCFM acquisition.

Loss from operations increased by $27,384, or 3%, in 2020 primarily due to an increase in general and administrative expense, offset by profits from the ACO/MSO business acquired in May 2020.

Loss on sales of marketable securities increased by $281,606, or 100%, in 2020. Such losses arose from sales of marketable securities acquired in the August 2020 Equity Transaction at prices below the acquisition price.

Loss on extinguishment of debt increased by $455,903, or 9,297%, to a loss of $450,999 in 2020 compared to a gain of $4,904 in the same period of 2019, primarily as a result of the impact of repayment and conversion of convertible notes payable. Losses (gains) on extinguishment of debt arise when the fair value consideration paid to retire a debt instrument exceeds (is less than) the carrying value of the instrument being retired, including any related derivative financial instruments such as embedded conversion features (“ECFs”). Moreover, during the first quarter of 2020 we changed from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments associated with outstanding convertible notes retired during 2020. The change in methodology generally resulted in lower values of our ECF derivative financial instruments, which in turn resulted in higher losses on debt extinguishment when such liabilities were retired.

Losses from the change in fair value of debt increased by $50,177, or 174%, in 2020. Such losses result primarily from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $12,009, or 100% in 2020. Financing cost arises when the inception date fair value of embedded conversion features on a convertible note are greater than the face value of the note. No such notes were issued in 2020.

Amortization of original issue and debt discounts decreased by $296,912, or 82%, in 2020 as a result of amortization of convertible notes with smaller average discount balances being amortized in 2020.

Change in fair value of derivative financial instruments decreased by $145,889, or 92%, to $12,802 compared to gains of $158,691 in 2019. The change is due primarily to our change on January 1, 2020 from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments. We believe that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments. Moreover, we retired all derivative financial instruments in third quarter 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives.

Change in the fair value of contingent acquisition consideration was $45,996 in 2020. There was no corresponding change in the same period 2019. Fair value of contingent acquisition consideration related to our acquisition of HCFM in April 2019 and CHM in May 2020 is estimated at each reporting period using a probability-weighted discounted cash flow model.

Interest expense increased by $2,973, or 4%, as a result of slightly higher average balance on convertible notes and notes payable to related parties during 2020.

Total other expenses increased by $581,631, or 188%, in 2020 primarily as a result of losses on sales of marketable securities incurred in 2020 with no corresponding charges in 2019, higher losses on extinguishment of debt related to repayment of convertible notes payable, and lower gains on change in fair value of derivative financial instruments in 2020 resulting from a change in estimate methodology, offset by lower amortization of original issue and debt discounts due to lower average debt discount balances.

Net loss increased by $609,015, or 54%, in 2020 primarily as a result of an increase in general and administrative expense, losses on sales of marketable securities incurred in 2020 with no corresponding charges in 2019, and higher losses on extinguishment of debt related to repayment of convertible notes payable, offset by profits from the ACO/MSO business acquired in May 2020 and lower amortization of original issue and debt discounts due to lower average debt discount balances.

Comparison of Nine months ended September 30, 2020 and 2019

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Patient service revenue, net	$3,502,836	$2,845,941	$656,895	23%
Medicare shared savings revenue	767,744	---	767,744	100%
Consulting revenue	268,025	---	268,025	100%
Total revenue	4,538,605	2,845,941	1,692,664	59%

Operating Expenses
Practice salaries and benefits	1,910,897	1,762,662	148,235	8%
Other practice operating costs	1,633,380	1,287,432	345,948	27%
Medicare shared savings expenses	824,084	---	824,084	100%
General and administrative	2,116,159	2,084,630	31,529	2%
Depreciation and amortization	74,811	48,345	26,466	55%
Loss from operations	(2,020,726)	(2,337,128)	316,402	14%

Other Income (Expenses)
Loss on sales of marketable securities	(281,606)	---	(281,606)	100%
Loss on extinguishment of debt	(1,347,371)	(62,459)	(1,284,912)	-2057%
Change in fair value of debt	(198,764)	(88,991)	(109,773)	-123%
Financing cost	---	(133,244)	133,244	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(530,930)	(841,725)	310,795	37%
Change in fair value of derivative financial instruments	739,485	574,205	165,280	-29%
Change in fair value of contingent acquisition consideration	687	---	687	-100%
Interest expense	(193,134)	(176,229)	(16,905)	-10%
Total other expenses	(1,811,633)	(728,443)	(1,083,190)	-149%

Net loss	$(3,832,359)	$(3,065,571)	$(766,788)	-25%

Patient service revenue increased by $656,895, or 23%, from 2019 to 2020, primarily as a result of higher revenue from NCFM (which was acquired April 15, 2019 and therefore only reflected in our operating results for five-and-a-half months of the 2019 period) and revenue from BTG (which started January 9, 2020 with no corresponding revenue in 2019), offset by lower revenue from NWC.

Medicare shared savings revenue increased by $767,744, or 100% from 2019 to 2020. The primary source of revenue of CHM, which we acquired in May 2020, is from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. During September 2020, we were notified of, and received payment for, our shared savings revenue relating to program year 2019 in the amount of $767,744.

Consulting revenue increased by $268,025, or 100%, from 2019 to 2020. Consulting revenue was earned by the newly formed ACO/MSO Division comprised of the operations acquired with CHM in May 2020.

Practice salaries and benefits increased by $148,235, or 8%, in 2020 primarily as a result of primarily as a result of new practice salary and benefits expense from the inception of BTG in 2020 and a full nine months of NCFM operating costs in 2020 compared to only five-and-a-half months in 2019.

Other practice operating costs increased by $345,948, or 27%, in 2020 primarily as a result of a full period of practice operating costs related to BTG and NCFM in 2020, offset by lower practice operating costs corresponding to lower revenue at NWC.

Medicare shared savings expenses increased by $824,084, or 100%, in 2020. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO. There was no corresponding Medicare shared savings expense in 2019 as CHM was acquired in May 2020.

General and administrative costs increased by $31,529, or 2%, in 2020 primarily due to increased legal, accounting and software development fees in 2020 offset by lower corporate overhead expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $26,466, or 55%, in 2020 primarily as a result of depreciation of assets acquired in the NCFM acquisition.

Loss from operations decreased by $316,403, or 14%, in 2020 primarily as a result of profits from the ACO/MSO business acquired in May 2020 and improved profits from the Health Services Division, offset by higher general and administrative costs.

Loss on sales of marketable securities increased by $281,606, or 100%, in 2020. Such losses arose from sales of marketable securities acquired in the August 2020 Equity Transaction at prices below the acquisition price.

Loss on extinguishment of debt increased by $1,284,912, or 2,057%, primarily as a result of the impact of repayment and conversion of convertible notes payable. Losses on extinguishment of debt arise when the fair value consideration paid to retire a convertible note exceeds the carrying value of the instrument being retired, including any related derivative financial instruments such as embedded conversion features (“ECFs”). Moreover, during the first quarter of 2020 we changed from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments associated with outstanding convertible notes retired during 2020. The change in methodology generally resulted in lower values of our ECF derivative financial instruments, which in turn resulted in higher losses on debt extinguishment when such liabilities were retired.

Losses from the change in fair value of debt increased by $109,773, or 123%, in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $133,244, or 100% in 2020. Financing cost arises when the inception date fair value of embedded conversion features on a convertible note are greater than the face value of the note. No such notes were issued in 2020.

Amortization of original issue and debt discounts decreased by $310,795, or 37%, in 2020 as a result of the amortization of convertible notes with smaller average discount balances being amortized in 2020.

Gains from the change in fair value of derivative financial instruments increased by $165,280, or 29%. The change is due primarily to our change on January 1, 2020 from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments. We believe that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments. Moreover, we retired all derivative financial instruments in third quarter 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives.

Change in the fair value of contingent acquisition consideration was $687 in 2020. There was no corresponding change in the same period 2019. Fair value of contingent acquisition consideration related to our acquisition of HCFM in April 2019 and CHM in May 2020 is estimated at each reporting period using a probability-weighted discounted cash flow model.

Interest expense increased by $16,905, or 10%, as a result of higher average balance on convertible notes and notes payable to related parties during 2020.

Total other expenses increased by $1,083,190, or 149%, in 2020 primarily as a result of higher losses on extinguishment of debt related to repayment of convertible notes payable and losses on sales of marketable securities incurred in 2020 with no corresponding charges in 2019, offset by lower amortization of debt discounts on convertible notes payable and higher gains from the change in fair value of derivative financial instruments.

Net loss increased by $766,788, or 25%, in 2020 primarily as a result of higher losses on extinguishment of debt related to repayment of convertible notes payable and losses on sales of marketable securities incurred in 2020 with no corresponding charges in 2019, offset by profits from the ACO/MSO business acquired in May 2020, improved profits from the Health Services Division, lower amortization of debt discounts on convertible notes payable and higher gains from the change in fair value of derivative financial instruments.

Seasonal Nature of Operations

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. Medicare shared savings revenue for the program year ended December 31, 2019, for which we received notification and payment in September 2020, was $767,744. Future recognition of Medicare shared savings revenue is expected to result in a material increase in our consolidated revenues in the third fiscal quarter of each year compared to the first, second and fourth fiscal quarters. Likewise, in the period in which we recognize Medicare shared savings revenue, we also determine the amount of shared savings expense to be paid to physicians participating in our ACO. This expense is also expected to be recognized in the third fiscal quarter of each year and is expected to materially increase our total operating expenses in the third fiscal quarter compared to other quarters of the fiscal year.

Liquidity and Capital Resources

Going Concern

As of September 30, 2020, we had a working capital deficit of $1,979,983 and accumulated deficit $19,862,013. For the nine months ended September 30, 2020, we had a net loss of $3,896,221 and net cash used by operating activities of $1,094,495. Net cash provided by investing activities was $2,425,870, including $2,740,806 received from the sale of marketable securities received in an August 2020 financing transaction. Net cash provided by financing activities was $271,308, resulting principally from $1,045,669 proceeds from loans and grants issued by the federal government under the Payroll Protection Act, $827,500 net proceeds from the issuance of convertible notes, and $149,000 proceeds from the issuance of related party loans.

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

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) with Iconic Holdings, LLC (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the Investor by us pursuant to a specified formula that limits the number of shares able to be put to the Investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended an additional two years to May 15, 2022. During the nine months ended September 30, 2020 and 2019, we received $426,299 and $825,616, respectively, from the proceeds of the sale of 4,975,491 and 4,273,779 shares, respectively, pursuant to the Investment Agreement.

We intend that the cost of completing additional intended acquisitions, implementing our development and sales efforts related to the HealthLynked Network, maintaining existing and expanding overhead and administrative costs, and repaying outstanding convertible notes, which have an aggregate face value of $1,038,500 as of September 30, 2020, will be financed from (i) profits generated by NCFM, CHM and AHP and MOD, which was acquired in October 2020, and (ii) outside funding sources, including the put rights associated with the Investment Agreement, sales of common stock, government loans and issuance of additional convertible notes. No assurances can be given that the Company will be able to access sufficient outside capital in a timely fashion in order to repay the convertible notes before they mature. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

Significant Liquidity Events

Through September 30, 2020, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

August 2019 Equity Transaction

On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock. During the nine months ended September 30, 2020, we sold 74,900 of the NEO Shares and received proceeds of $2,740,806. As of September 30, 2020, the Company held 1,126 NEO Shares with a fair value of $44,477.

Investment Agreement

On July 7, 2016, we entered into the Investment Agreement with the Investor pursuant to which it agreed to invest up to $3,000,000 to purchase the Company’s common stock, par value of $.0001 per share. The purchase price for such shares shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the Investor stating the number of shares that the Company is selling to the Investor, subject to certain discounts and adjustments. Further, pursuant to an Amended Investment Agreement dated March 22, 2017, we granted to the Investor warrants to purchase an aggregate of seven (7) million shares of common stock with the following fixed exercise prices: (i) four million shares at $0.25 per share; (ii) two million shares at $0.50 per share; and (iii) one million shares at $1.00 per share. The warrants also contain a “cashless exercise” provision and the shares underlying the warrants will not be registered. During the nine months ended September 30, 2020 and years ended December 31, 2019 and 2018, we received proceeds from the sale of shares pursuant to the Investment Agreement totaling $426,299 (4,975,491 shares), $929,986 (5,074,068 shares) and $440,523 (2,440,337 shares), respectively. During May 2020, the Investment Agreement was extended by two years and now expires on May 15, 2022.

Other Sales of Common Stock

During the nine months ended September 30, 2020, we sold 6,650,843 shares of common stock in 20 separate private placement transactions and received $673,001 in proceeds from the sales.

During the nine months ended September 30, 2019, we sold 1,550,001 shares of common stock in three separate private placement transactions and received $415,000 in proceeds from the sales.

Convertible Notes Payable

As of September 30, 2020, we had outstanding convertible notes payable with aggregate face value of $1,038,500 maturing on December 31, 2020, as follows:

		Interest	Price/
	Face Value	Rate	Discount	Maturity
$550k Note - July 2016	$550,000	6%	$0.08	December 31, 2020
$50k Note - July 2016	50,000	10%	$0.10	December 31, 2020
$111k Note - May 2017	81,000	10%	$0.35	December 31, 2020
$357.5k Note - April 2019	357,500	10%	$0.20	December 31, 2020
	$1,038,500

Plan of operation and future funding requirements

Our plan of operations is to profitably operate our Health Services business and continue to invest in our Digital Healthcare business, including our cloud-based online personal medical information and record archiving system, the “HealthLynked Network.”

We intend to market the HealthLynked Network via direct sales force targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with online medical supplies retailer MedOffice Direct, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be direct physician sales through the use of regional sales representatives whom we will hire as access to capital allows. In combination with our direct sales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members. We also intend to leverage MOD’s discounted medical supplies as an offering to our patient and physician members in both the HealthLynked Network and our ACO network and plans. If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

A summarized timeline of our strategic acquisition transactions and the related funding sources is as follows:

●	In July 2018 we raised approximately $1.8 million in the July 2018 Private Placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy.

●	In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation.

●	On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout.

●	On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.

●	On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock.

●	On October 19, 2020, the Company acquired MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, in exchange for 19,045,563 restricted shares of the Company’s common stock valued at to $2,704,470, the issuance of an aggregate of up to 10,004,749 restricted shares of Buyer’s common stock valued at up to $2,602,330 over a four year period based on MOD achieving certain revenue targets, and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by us.

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

We plan to raise additional capital to fund our ongoing acquisition strategy. In addition, during 2019 we extended a significant portion of our outstanding debt until December 31, 2020, including convertible notes payable held by the Investor with an aggregate face value of $1,038,500.

Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(1,094,495)	$(1,728,934)
Investing Activities	2,425,870	(475,056)
Financing activities	271,308	2,170,624
Net increase (decrease) in cash	$1,602,683	$(33,366)

Operating Activities – During the nine months ended September 30, 2020, we used cash from operating activities of $1,094,495, as compared with $1,728,934 in the same period of 2019. The decrease in cash usage results primarily from profits generated by our ACO/MSO business, NCFM and BTG in 2020.

Investing Activities – During the nine months ended September 30, 2020, we generated $2,425,870 from investing activities, including $2,740,806 received from the sale of marketable securities received in an August 2020 financing transaction, offset by $164,005 used to acquire CHM (net of $49,995 cash received), $137,390 paid against contingent acquisition consideration related to the acquisitions of NCFM and CHM and $13,541 for the acquisition of computers and equipment. During the same period of 2019, we used $465,000 for the acquisition of HCFM (net of $35,000 cash received) and $10,056 for the acquisition of computers and equipment.

Financing Activities – During the nine months ended September 30, 2020 and 2019, we realized $3,012,114 and $42,170,624, respectively, in investing activities. Cash realized in 2020 was comprised mainly of $1,099,300 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $1,045,669 net proceeds from government loans, $827,500 from the issuance of convertible notes, $149,000 from related party loans and. We also repaid $1,882,405 of convertible loans and $967,756 of related party loans. During the nine months ended September 30, 2019, we realized $1,240,616 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $1,540,000 net proceeds from the issuance of convertible notes, while repaying $608,992 of convertible notes.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 20, 2020, Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (the “Complainants”) filed a complaint against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company’s acquisition of CHM, in which the Company issued stock consideration of 2,240,838 common shares, triggered a change of control clause in warrants held by the Complainants that would allow the Complainants to demand cash value for their warrants. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations. The Company has responded to the Complaint but discovery has not yet commenced as of the date of this filing

On August 24, 2020, the Company entered into a settlement agreement in response to a complaint filed by Delaney Equity Group LLC seeking unpaid fees from a 2015 Advisor, Consulting and Investment Banking Agreement. Pursuant to the terms of the settlement, the Company agreed to make cash payments totaling $75,000 over a six-month period. If the payments are not made in full and timely, the amount due increases to $112,500.

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

Under the MSSP, CMS has historically made payments to ACOs for a measurement year in the second half of the following year, which negatively impacts our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO’s medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. Notwithstanding our efforts, our ACO may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our investment in the acquisition and operation of CMS and AHP. In addition, the MSSP presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which could result in a potential loss of our investment. We continue to evaluate our ACO based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report.

On August 20, 2020, we entered into the Contribution Agreement with the Trusts and Michael T. Dent, the Chief Executive Officer and Chairman of the board of directors of the Company. Pursuant to the Contribution Agreement, the Trusts contributed an aggregate of 76,026 shares of common stock of NeoGenomics, Inc. with a fair value of $3,066,889 to the Company. In consideration for the foregoing, we issued the Trusts an aggregate of 2,750,000 shares of newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of common stock.

During the three months ended September 30, 2020, we sold 2,624,202 shares of common stock in 9 separate private placement transactions and received $214,500 in proceeds from the sales. The shares were issued at per share prices between $0.06 and $0.17. In connection with the stock sales, we also issued 1,312,100 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.27 per share.

During the three months ended September 30, 2020, we issued 2,855,191 shares of common stock upon the full or partial conversion of a convertible note payable. The shares retired $142,500 of convertible note payable principal and $14,250 of accrued interest.

During the three months ended September 30, 2020, we issued 731,471 shares of common stock to two separate consultants for services provided.

During the three months ended September 30, 2020, we issued 1,835,626 shares of common stock to the selling shareholders of CHM in satisfaction of contingent acquisition consideration related to earnout payments.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amended to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
3.6	Certificate of Designation of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on August 26, 2020)
10.1	Contribution Agreement by and among the Company, The Michael T. Dent, Trustee of the Mary S. Dent Gifting Trust dated January 31, 2006, Michael Thomas Dent, Trustee under the Michael Thomas Dent Declaration of Trust dated March 23, 1998, as amended, and Michael T. Dent dated August 20, 2020 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 26, 2020)
10.2	Agreement and Plan of Merger (Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on October 21, 2020)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
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

Dated: November 16, 2020

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)