Form 10-K
period 2020-12-31
HealthLynked Corp
filed 2021-03-31
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 Creekside Parkway, Suite 301, Naples, Florida	34108
(Address of principal executive offices)	(Zip Code)

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

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,195,773, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.776. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 30, 2021, there were 226,075,381 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K or will be filed by amendment.

i

PART I.

Item 1. Business

Overview

HealthLynked Corp. (the “Company,” “we,” “our,”) is a growth stage company incorporated in the state of Nevada on August 6, 2014. We currently operate in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division.

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

The Digital Healthcare division develops operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system.

The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Division plans to operate a Managed Service Organization (“MSO”) during the next twelve months either through a startup operation or a purchase.

The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

Recent Developments

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

Using in part the proceeds from sale of the NEO Shares received in the August 2020 Equity Transaction, we retired debt with a face value of $1,658,750, including $1,012,750 convertible notes with adjustable conversion rates pegged to a fixed discount to the trading price of our common stock. Our remaining convertible debt with a face value of $1,038,500 was converted into shares of common stock by the holder of such debt in January 2021.

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

Health Services Division

In August 2014, we acquired NWC, an OB/GYN practice in Naples, Florida that was established in 1996. NWC provides Obstetrical and Gynecological medical services to patients in the Southwest Florida region. NWC currently employs two OB/GYN physicians and two ARNP nurse practitioners. The services offered include obstetrical services for high and low risk patients, in office ultrasonography, and prenatal testing. Gynecological services include general physical exams, surgical procedures such as hysterectomy, bladder incontinence procedures, pelvic reconstruction, sterilization, endometrial ablation, advanced robotic surgery, contraceptive management and infertility testing and treatment.

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

We believe that the HealthLynked Network offers several advantages to patients and physicians not available in the market today. We provide a comprehensive marketing solution allowing physicians to market to both active and inactive patients, and an easy-to-use connection at the point of care through our Patient Access Hub (“PAH”). Patient members can access medical newsfeeds and groups. Our real-time appointment scheduling application allows for patients to book appointments online with participating healthcare providers. Our database and record archives allow for seamless sharing of medical records between healthcare providers and keeps patients in control of shared access. In the HealthLynked Network, parents can create accounts for their children that are linked to their family account, allowing them to provide access to healthcare providers, track vaccination records, and allow hospitals and schools access to important medical information in case of emergencies. The HealthLynked Network is accessible 24 hours a day, 7 days a week, via the internet and on mobile applications for both Android and iOS devices. We believe this type of accessibility is important for schools and during office visits, but more important, in times of a medical emergency.

We anticipate that our system will also provide for 24-hour access to medical specialist healthcare providers who can answer medical questions and direct appropriate care to paying members. In addition to 24-hour access, patients may also schedule telemedicine consultations at set times with participating healthcare providers who have expertise in various specialized areas of medicine. Participating physicians can elect to allow patients to request online appointments either via our real-time app or by setting, in their administrator dashboard panel, times and days of the week that patients may request appointments. Appointment requests are then sent by our system to an email address specified by the physician’s office, requesting a follow up to confirm these appointment requests or automatically accept the appointment request.

HealthLynked has created 880,000 physician base profiles for most physicians in the United States, which are searchable on the Internet. Physicians can claim their profiles confirming the accuracy of the information free of charge.

There are three types of providers in the HealthLynked Network: in-network, out of network and participating providers. All physicians can claim their profile and update basic information online and add videos and images of their profile. Once a provider has claimed their profile they are considered in-network. Providers that opt to pay a monthly fee for access to the full range of HealthLynked Network services, which include online scheduling, marketing services and analytics about their practice performance are considered Participating Providers.

HealthLynked provider profiles enable participating providers to market directly to patients through our PAH and online marketing services to recruit new patients and reengage with former patients. Physician practices generate more income the more patients they treat, so maximizing efficiency and patient turnover is critical to increasing total revenues and profitability. As such, we believe that our system will enable physicians to reduce the amount of time required to process patient intake forms, as patients will no longer be required to spend ten to thirty minutes filling out forms at each visit, and the practices’ staffs will not need to input this information multiple times into their electronic medical records systems. Patients complete their online profiles once, and thereafter, they and their physicians are able to update their profiles as needed. Physicians’ participating in the HealthLynked Network are required to update the patient records within 24 hours of seeing the patient. The information is organized in an easy-to-read format to enable a physician to review the necessary information quickly during, and prior to, patient visits, which in turn facilitates a more comprehensive and effective patient encounter.

Patient data is stored in conformity with the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated under each by the U.S. Department of Health and Human Services, Office of Civil Rights (collectively, “HIPAA”). The network utilizes Amazon AWS infrastructure which uses Amazon HIPPA complaint servers along with Amazon RDS with LAMP, HTML5 and several JavaScript frameworks, including Angular and React. Recommendations for end users are a 512 kbps+ internet connection speed and a web browser such as Google Chrome, Internet Explorer, Mozilla Firefox, Safari or handheld devices such as iOS devices, android phones or tablets. Our developers utilize third party controls for functionality and user interface where the use of those controls adds value to the system beyond custom creation of new tools. We intend to adjust forward compatibility for major browser version updates, new browsers, operating system updates or new operating system as needed. The HealthLynked Network is EMR agnostic, and is compatible with all electronic medical records systems, allowing for minimal barriers to participation and broader penetration of the market.

On February 27, 2020, we released our COVID-19 tracker application for IOS mobile devices. We released our Android version on March 5, 2020. The application allows users to report how they are feeling and if they are having any symptoms consistent with COVID-19 infection. In addition, the application includes a detailed global map tracking the virus including the only tracking by county in the United States, the latest twitter feeds, and a real-time chat for users to engage with people from around the world to share information. The application had over 6 million downloads in a ten-week period after launch and was the number one tracking application in the Apple Medical Store for the month of March 2020.

On October 27, 2020 we launched Oohvie, a new iOS application focused on women’s healthcare. Oohvie offers unique features over competitive menstrual tracking apps, including the ability to connect with a user’s healthcare providers and share menstrual cycle data. This important information allows gynecologists to better evaluate patients for the causes of hormonal irregularities, infertility, pelvic pain, endomitosis and many other medical conditions and provides data that could help identify gynecological problems such as fibroids, polyps, or cervical or uterine cancer. Oohvie users also have access to a health forum designed specifically for women, covering topics such as contraception, menopause, hormones, pregnancy, sexual health, and pelvic infections. Oohvie offers a real time chat feature where users can discuss their experiences with birth control pills, menstrual symptoms, and other issues in private. In addition, users can purchase name brand feminine hygiene products that are shipped directly to their home at significantly discounted prices. Users can also use the app to schedule reminders for taking birth control pills or hormones.

On February 4, 2021, we released CareLynk, an innovative AI-enabled healthcare directory allowing users to call one number and connect to any doctor across the U.S. CareLynk utilizes natural language processing (NLP) and voice-to-text technology to understand what healthcare provider a caller is looking for. The system includes doctors from over 88 different medical specialties. Providers can be located by last name, zip code and specialty. Results are filtered in order of relevance allowing the user to quickly and efficiently locate the provider they are searching for, hands-free. CareLynk has been released first in Florida, connecting patients to over 33,000 doctors throughout the state. CareLynk, which is capable of connecting to over 300,000 doctors across all 50 states, is expected to be expanded to include the rest of the United States in the second half of 2021.

ACO/MSO Division

CHM and its wholly owned subsidiary AHP, which we acquired in April 2020, combine to operate an ACO. The MSSP is a program created under the Affordable Care Act (“ACA”) designed to enhance the efficiency of healthcare provided to patients covered by Medicare. The program allows for the creation of ACOs, which are organizations that agree to take responsibility for the efficiency of healthcare services provided by a group of participating healthcare providers under Medicare. The ACO is held accountable for the efficiency of the healthcare services of its participating providers as measured against benchmarks prescribed in the MSSP and earns shared savings payments if such benchmarks are met. This division also provides contracted consulting services to healthcare providers and other ACOs. In September 2020, AHP received a shared savings payment of $767,744 from the MSSP program.

Medical Distribution Division

In October 2020, we acquired MOD, a Naples, Florida-based virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages Group Purchasing Organization (GPO) pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies both convenient and highly cost effective for its users. The MOD online marketplace can be found at www.medofficedirect.com. MOD was founded in 2014.

The HealthLynked Network- How It Works

Our system walks patients through a series of easy-to-use pages with point and click selections and drop-down menus that allow them to enter their past medical history, past surgical history, allergies, medications, and family medical history. In addition, members can create accounts for children under the age of 18 and keep track of required visits and vaccines. Members select physicians, schools, hospitals and other parties to whom they wish to grant access to their records. This access can be either ongoing, or restricted by time and date, in accordance with the patient’s control settings.

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

The HealthLynked Network also provides an online scheduling function for patients to book appointments with participating providers. Healthcare provider profiles feature physicians’ biographies, office locations, hours and available appointment times. In addition, the platform will provide patients with a list of recommended health screenings tailored to each patient’s unique medical history and demographics. Recommended screenings could include, but is not limited to, annual mammograms for women over the age of 40, colonoscopies every 10 years after the age of 50, recommended pap smear screenings, routine blood tests, and prostate exams. This base service will be free for patients. However, we plan to charge additional fees for real-time schedule booking, access to telemedicine service and access to a 24-hour nurse’s hotline, and we plan to charge physicians for upgraded physician profiles, use of the PAH, and SEO marketing.

Benefits for Multiple Constituencies

We believe that the HealthLynked Network provides numerous benefits for patients and their relatives, medical providers, hospitals, emergency rooms and schools.

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free

●	Easy online scheduling of appointments

●	Real-time booking for appointments available within 4 hours

●	Keep track of co-pays and deductibles on insurance plans

●	More accurate and detailed personal medical history

●	Complete medication lists with dosing and warnings of potential drug interactions

●	Ability to create accounts for children, and track recommended health screenings and vaccines

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paperwork

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network

●	Patients can access family members’ records in the event of illness or accident

●	Access to telemedicine for medical consultations and appointments for fee paying members

●	24-hour nurse hotline available for fee paying members

Benefits for physicians and providers:

●	More accurate patient medical history including past medical records

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	A detailed and accurate medications list from patients

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues

●	Online marketing profiles

●	Comprehensive Marketing to active and inactive patients

●	SEO and marketing options

●	Co-pay and deductible information on patients’ insurance plans will be readily available

●	Additional revenue stream from signing up new patients

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients

●	Low membership fees of $300 - $400 per month per provider during the first year

●	The PAH is provided to physician offices for $60 per month to provide free Wi-Fi for their patients, provide for social distancing, and quick check-in application for their patients. Specific patient analytics are provided to physician members.

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are not conscious to provide a complete medical history

●	Information on traveling patients who present to a hospital in an emergency situation

●	Online access to patient information 24 hours a day, 7 days a week

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	No new equipment required

Benefits for schools:

●	Access by authorized school officials to students’ medical histories

●	Linked access to students’ primary care physicians

●	Access to vaccination records

●	Allergy and medication tracking

●	Emergency contact information of family members

Benefits for parents:

●	Complete childrens’ profiles

●	Access given to schools in case of medical emergences

●	List of allergies available to those granted access

●	Vaccine records available to those granted access

●	Recommended health screenings

●	Journal for health log and milestones through news feeds and groups

Business Model

Our business model is focused on market penetration and recruiting physicians and patients to use our system for archiving patient medical records, comprehensive marketing to active and inactive patients, connecting on a regular basis utilizing news feeds and groups, accessing new patients, and for on-line “real-time” scheduling physician appointments.

We charge physicians a subscription fee between $60 and $300 per month to participate in the network, depending on the level of access and functionality. Participating physicians upload their patient files into a secure patient portal to market to their active and inactive patients. The physicians initially send to all of their patients an email inviting their patients to claim their HLYK profiles free of charge, update their profiles and bring their profiles with them to their next visit to the physician’s office.

We also anticipate charging certain healthcare facilities either an annual or monthly fee that will vary per facility based upon number of professionals per facility. Currently, it is anticipated that hospitals and emergency rooms would be charged a higher fee for our services once our patient and physician network has been expanded.

The base services of our network are free for patients, and they may also upgrade their service should they wish to receive telemedicine services, access to a 24-hour nurse hotline, and access to savings programs through partnerships that HLYK offers.

Pursuant to our business strategy, we began deployment of the HealthLynked Network by registering NWC’s approximately 6,000 active patients and 6,500 inactive patients. We then added patients from the healthcare providers serviced by CHM and AHP following our acquisition of CHM in May 2020. With funds raised in 2021, we plan to invest in telesales and SEO/SEM marketing efforts to further populate the database with patients and physicians. While we have generated minimal revenues from physician fees related to such deployment through 2020, we believe that establishing the patient database will be a valuable marketing tool for telesales, product sales and other marketing opportunities to physician practices.

Sales Strategy

Our projected rapid growth over the next five years is due in large part to our roll out and utilization of the PAH in medical practices. Starting in 2019, we deployed our PAH, providing free Wi-Fi to practice patients at no cost to our in-network physicians. Physician members receive patient analytics from the PAH and we anticipate that by 2022 we will be attracting 100 physicians and 75,000 patients per quarter utilizing the PAH.

Our marketing efforts towards physicians will emphasize how our systems can provide patient analytics, increase practice revenues, improve office efficiencies, and improve the accuracy of recorded patients’ medical histories.

Once a physician agrees to become a paying member, they will put all their patient files in a secured portal in the cloud, and email their patients to claim their profiles, update it and bring their profiles in for their next office visit. As mentioned above, access to the HealthLynked Network is free for patients. The physicians then market to their active and inactive patients.

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

In combination with our telesales efforts described above, we also intend to also utilize internet-based search engine marketing an optimization (SEM/SEO) to increase our presence in certain targeted geographical areas. These campaigns will be focused on both physicians and patients. We believe that direct to consumer marketing through email campaigns will be an effective way to build interest and drive patient and physician demand for our services. We anticipate that we will be able to foster faster market penetration and increase demand for our services by marketing to “both sides”, the consumer and the practitioner once the telesales model is solidified.

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

We believe that affiliated marketing campaigns will be very helpful in attracting new users and increasing market awareness. We intend to partner with pharmaceutical companies, medical distributors, insurance companies; medical societies, large healthcare systems and others to cross market our products.

Intellectual Property

We have registered “HealthLynked” and our corporate logo as a service mark with the United States Patent and Trademark Office (the “USPTO”). We also filed two patent applications for the use of our PAH with the USPTO, both of which are pending.

Research and Development

Our research and development efforts consist of building, developing, and enhancing the HealthLynked Network, including comprehensive marketing to active and inactive patients, the real time scheduling of appointments through our new mobile application, regular appointment scheduling, telemedicine appointment scheduling, sharing of secured documents between physicians and patients, and independent access via mobile, tablet and web browser. Further, we are developing our systems to provide for secured date storage, drug interaction alerts, and the barcoding of documents for retrieval and storage.

Professional and General Liability Coverage

We maintain directors’ and officers’, professional and general liability insurance policies with third-party insurers generally on a claims-made basis, subject to deductibles, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, no assurance can be given that any pending or future claim against us will not be successful or if successful will not exceed the limits of available insurance coverage. Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals generally on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our physicians to maintain hospital privileges.

Employees

As of March 30, 2021, we had 47 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

Competition

The markets for our Digital Healthcare products and services are highly competitive and are characterized by rapidly evolving technology and product standards, as well as frequent introduction of new products and services. Most of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do. Our principal existing competitors include, but are not limited to, ZocDoc, Inc., AthenaHealth Inc., All-scripts Healthcare Solutions, Inc., Cerner Corporation, Epic Systems Corporation, Teledoc Health Inc., Veritone Inc. and Oscar Health. In addition, we expect that major software information systems companies, large information technology consulting service providers, start-up companies, managed care companies and others specializing in the health care industry may offer competitive products and services. Amazon, Google, and Apple have also announced their intention to enter into the digital healthcare space, including in the area of patient health records.

We believe that we differ from our competitors in that we are not a practice management software or an EMR provider. Companies like AthenaHealth Inc., Allscripts Healthcare Solutions, Inc., Cerner and Epic Systems Corporation offer software solutions to operate and manage a medical practice. Functions of these systems include patient billing, monitoring patient account balances and payments, tracking of appointments and creating encounter visits and a medical record for each patient seen. HealthLynked works in conjunction with these practice management software systems and does not seek to replace them. Patients’ medical record created by these systems are uploaded to the patient’s profile in the HealthLynked Network. The HealthLynked Network can incorporate any physical or digital documents into a patient’s medical record history and thus allow it to be utilized across all healthcare platforms. HealthLynked provides an online appointment scheduling application that is similar to ZocDoc, Inc.’s offering, but in addition offers telemedicine appointments through our own patient interface.

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

Competitors in our Patient Services division include OB/GYN, functional medicine and physical therapy practices throughout southwest Florida.

Competitors in our ACO/MSO division include large Florida-based ACOs Palm Beach Accountable Care Organization and Millennium Accountable Care Organization, among others. There are approximately 650 active ACOs in the U.S.

Competitors in our Medical Distribution division indirectly include large unit-of-measure distributors such as McKesson Corp. and Henry Schein. We attempt to differentiate MOD’s model from these large distributors by focusing on small unit-of-measure direct to patients and physician practices.

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

Healthcare Reform

Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the ACA, were enacted. The ACA includes a variety of health care reform provisions and requirements, which became effective at varying times since its enactment and substantially changed the way health care is financed by both governmental and private insurers.

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

Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for legal challenges, repeal or amendment of that legislation and the future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

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

The civil and administrative false claims statutes are being applied in an increasingly broad range of circumstances. For example, government authorities have asserted that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position, now with support in the FCA, that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. Many of the laws and regulations referenced above can be used in conjunction with each other.

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

Item 1A. Risk Factors

Forward-Looking Statements

All statements contained in this Annual Report on Form 10-K, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, but not limited to, statements containing the word “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by the Company in light of its experience and assessment of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

FINANCIAL AND GENERAL BUSINESS RISKS

Coronavirus could adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread around the globe, we could experience disruptions that could severely impact our business and our ability to raise capital to fund our operations. In addition, the outbreak of COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our offices. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our subsidiary the Naples Women’s Center has incurred losses in the past and may not be able to achieve profitability in the future.

Our subsidiary, NWC, was established in 1996, and is subject to many of the risks inherent in the practice of medicine. We cannot give any assurance that NWC’s operations will continue as currently intended and no assurance can be given that we can continue to receive reimbursement from third party payers. Further, changes in Healthcare regulations in the coming years may negatively impact our operations. NWC realized segment loss from operations for the years ended December 31, 2020 and 2019. During the third quarter of 2020, we downsized and relocated the practice to a smaller facility. There is no guarantee that such cost control efforts will result in profitability for the operating segment.

We may never be able to implement our proposed online personal medical information and archiving system and as such, an investment in us at this stage of our business is extremely risky.

The HealthLynked Network was soft launched in 2018. The success of the HealthLynked Network depends in large part on the population of the network with physicians and patients. We continually develop additional functionality of the Network. However, we cannot predict the scale of how many physicians and patients will adopt our technology, or if and when they do, the timing of such large-scale adoption. Further, it is possible that other competitors with greater resources could enter the market and make it more difficult for us to attract or keep customers. Consequently, at this phase of our development, our future is speculative and depends on the proper execution of our business model, including but not limited to deploying the PAH, populating the HealthLynked Network with a substantial number of patients, registering paying physicians in the HealthLynked Network, and continuing to develop additional applications and functionality for the HealthLynked Network.

Our future success depends on our ability to execute our business plan by fully developing our online medical records platform and recruiting physicians and patients to adopt and use the system. However, there is no guarantee that we will be able to successfully implement our business plan.

Our operations to date have been limited to providing patient services at our NWC, NCFM and BTG facilities, generating MSSP and consulting revenue from our ACO/MSO segment acquired in May 2020, and generating product revenue from our Medical Distribution segment acquired in October 2020. We have not yet demonstrated our ability to successfully develop or market the online medical records platform we seek to provide through the HealthLynked Network. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth in our physician network over the next five years based on aggressively increasing our marketing efforts. We currently maintain a small in-house programming, IT, administrative, marketing and sales personnel. The capacity to service the online medical records platform and our expected growth, including growth via acquisition, may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified employees, management and other personnel. Failure to do so, or to satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

The departure or loss of Dr. Michael Dent could disrupt our business.

During 2019 and 2020, we depended heavily on the continued efforts of Dr. Michael Dent, our Chief Executive Officer and Chairman of the Board. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a written employment contract with Dr. Dent, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

Our sales strategy may not be successful.

We eliminated our entire direct sales force in the fourth quarter of 2018 and adopted a telesales model. Although this change reduced our annual burn rate by an estimated $650,000 annually, there is no assurance that our more cost-efficient telesales model will be effective, and this could have a negative effect on the business and its growth. During 2021, we intend to invest in telesales and marketing efforts. There is no certainty that the telesales and marketing model will be effective.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules, or regulations.

The healthcare industry, healthcare information technology, the online medical records platform services that we provide, and the physicians’ medical practices we engage in through our Health Services segment are subject to extensive and complex federal, state, and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

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

It is uncertain whether personal medical information and record archiving systems will achieve and sustain the high levels of demand and market acceptance we anticipate. Further, even though we expect patients and physicians within our own Health Services segment to use the HealthLynked Network, our success will depend, to a substantial extent, on the willingness of unaffiliated patients, physicians and hospitals to use our services. Some patients, physicians and hospitals may be reluctant or unwilling to use our services, because they may have concerns regarding the risks associated with the security and reliability, among other things, of the technology model associated with these services. If our target users do not believe our systems are secure and reliable, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition, or operating results.

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

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have submitted the application for our first provisional patent for our PAH and intend to submit other patent applications covering our integrated technology, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

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

A portion of the net patient service revenue derived from services rendered through our Health Services segment is from payments made by Medicare and Medicaid and other government-sponsored or funded healthcare programs (the “GHC Programs”). These government-funded programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons. These government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for services rendered by NWC’s physicians. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

We may become subject to billing investigations by federal and state government authorities.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS issued a final rule requiring states to implement a Medicaid Recovery Audit Contractor (“RAC”) program effective January 1, 2012. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of our operations, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

We may not be able to successfully recruit and retain qualified physicians, who are key to our Health Services segment’s revenues and billing.

Our ability to operate profitably will depend, in part, upon our ability recruit and retain qualified physicians, who are key to our Health Services segment’s revenues and billing. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors, nurses, physical therapists and other skilled healthcare providers essential to our Health Services segment. We may not be able to continue to recruit new, qualified providers or renew contracts with existing providers on acceptable terms. If we do not do so, our ability to service execute our business plan may be adversely affected.

A significant number of physicians could leave our practices and we may be unable to enforce the non-competition covenants of departed employees.

We have entered into employment agreements with certain of our physicians that can be terminated without cause by any party upon prior written notice. In addition, substantially all of our physicians have agreed not to compete with us within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians. Our physicians may leave our practices for a variety of reasons, including providing services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our physicians leave our practices or we are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, and adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants in any particular case.

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

Approximately 30% of our net patient service revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our physicians. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could prevent us from providing services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

Certain federal and state laws may limit our effectiveness at collecting monies owed to us from patients.

We utilize third parties to collect from patients any co-payments and other payments for services that are provided by our physicians. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. The Florida Consumer Collection Practices Act, is broader than the federal legislation, applying the regulations to “creditors” as well as “collectors,” whereas the Fair Debt Collection Practices Act is applicable only to collectors. This prohibits creditors who are attempting to collect their own debts from engaging in behavior prohibited by the Fair Debt Collection Practices Act and Florida Consumer Collection Practices Act. The Florida Consumer Collection Practices Act has very specific guidelines regarding which actions debt collectors and creditors may engage in to collect unpaid debt. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain effective and efficient information systems.

The profitability of our business is dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems, disruptions in our existing information systems or the implementation of new systems could cause disruptions in our business operations, including errors and delays in billings and collections, disputes with patients and payors, violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences.

RISKS RELATING TO OUR ACO/MSO BUSINESS

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

Stockholders’ ability to influence corporate decisions may be limited because Michael Dent, our Chief Executive Officer and Chairman of the Board, currently owns a controlling percentage of the voting power of our common stock.

Currently, our officer and directors as a group beneficially control approximately 74% of our voting power, of which approximately 72% is controlled by our Chairman and CEO, Dr. Dent. As a result of this voting control, our officer and directors can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of our officer and directors and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

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

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information, investment experience, and investment objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Iconic Holdings, LLC (“Iconic”), an investor, has committed to purchase up to $3,000,000 worth of shares of our common stock pursuant to the terms of an Investment Agreement entered into by and between the Company and Iconic, dated July 11, 2016 (the “Investment Agreement”). From time to time during the term of the Investment Agreement, and at our sole discretion, we may present Iconic with a put notice requiring Iconic to purchase shares of our common stock. The purchase price to be paid by Iconic will be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor stating the number of shares that the Company is selling to the investor, subject to certain adjustments. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Iconic. The issue and sale of the shares under the Investment Agreement may also have an adverse effect on the market price of the common shares. Iconic may resell some, if not all, of the shares that we issue to it under the Investment Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Iconic in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Iconic, and because our existing stockholders may disagree with a decision to sell shares to Iconic at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Investment Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount of funding. During the years ended December 31, 2020 and 2019, we issued 5,797,348 and 5,074,068 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $489,286 and $929,986, respectively.

There is no guarantee that we will be able to fully utilize the Investment Agreement, if at all.

The purchase price and number of shares we can sell to Iconic under the Investment Agreement shall depend on our stock price and stock volume, and we cannot guarantee that our stock price and trading volume will be adequate to allow us to raise sufficient funds under the agreement. The purchase price for shares sold to Iconic shall be 80% of the lowest volume weighted average price of our common stock during the five consecutive trading days prior to the date on which written notice is sent by us to the investor, subject to certain discounts and adjustments. The maximum Put Amount that the Company shall be entitled to put to Iconic per any applicable put notice is an amount of shares of common stock up to or equal to two times 100% of the average of the daily trading volume for the ten consecutive trading days immediately prior to the applicable put notice date, so long as such amount is at least $5,000 and does not exceed $3,000,000, as calculated by multiplying the Put Amount by the average daily weighted average price of our common stock for the ten consecutive trading days immediately prior to the applicable put notice date. In order to access cash available under the Investment Agreement, our common stock must be listed on a recognized stock exchange or market and the shares underlying the arrangement must be subject to an effective registration statement. We must also have complied with our obligations and otherwise not be in material breach or default of the Convertible Notes and warrants issued to Iconic. If we are unable to meet these requirements, we will not have access to funds under this arrangement. There can be no assurances that we will be able to meet these requirements. All convertible notes held by Iconic were converted into common stock in January 2021.

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

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our shareholders may be left without information or rights available to shareholders of more mature companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of March 30, 2021, we had approximately 85,186,784 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options, warrants, and Series B Convertible Preferred Stock. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its operating facilities pursuant to the following lease agreements: (i) lease agreement for our NWC practice for approximately 3,650 square feet that commenced in August 2020 and expires in July 2023, located in Naples, FL; (ii) lease agreement for our BTG practice for approximately 2,150 square feet that commenced in April 2020 and expires in March 2023, located in Bonita Springs, FL; (iii) lease agreement for our NCFM practice for approximately 3,700 square feet that commenced in April 2019 and expires in May 2022, located in Naples, FL; (iv) lease agreement for our ACO/MSO division for approximately 2,500 square feet on a month-to-month basis located in Jacksonville, FL; and (iv) lease agreement for our corporate office for approximately 2,700 square feet that commenced in December 2020 and expires November 2023, located in Naples, FL.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results..

Item 4. Mine Safety Disclosure

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since May 10, 2017, our common stock has been eligible for quotation and trades on the OTCQB under the symbol “HLYK.” Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 30, 2021, we had 194 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2016 Equity Incentive Plan (the “EIP”) as of December 31, 2020. All of the outstanding awards listed below were granted under the EIP.

-	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	---	---	---
Equity compensation plans not approved by stockholders	3,311,750	$0.20	9,805,903

On January 1, 2016, the Company instituted the EIP for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or restricted shares. The EIP is governed by the Company’s board of directors, or a committee that may be appointed by the board of directors in the future. During the years ended December 31, 2020 and 2019, the Company made grants totaling 774,465 and 135,313 shares, respectively, of common stock pursuant to the EIP. During the years ended December 31, 2020 and 2019, the Company also made grants pursuant to the EIP totaling 60,000 and 1,078,750 shares of common stock underlying stock options. Certain of the stock options grants are subject to time-based vesting requirements, generally over a period of 4 years, and certain of the stock options are subject to performance-based vesting requirements based on future company revenue and earnings metrics as well as individual performance goals.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2020:

On October 19, 2020, we issued 19,045,564 shares to the selling equity members as partial consideration for our acquisition of MOD.

On November 4, 2020, we issued 927,398 shares pursuant to the cashless exercise of an outstanding warrant.

On November 18, 2020, we issued 100,000 shares of unregistered common stock to a consultant for services provided.

During the three months ended December 31, 2020, we sold 245,238 shares of common stock in 2 separate private placement transactions and received $26,000 in proceeds from the sales. In connection with the stock sales, we also issued 122,619 five-year warrants to purchase shares of common stock at exercise price between $0.205 and $0.24 per share.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our, or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. Our Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States we acquired on October 19, 2020.

Recent Developments

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

Using in part the proceeds from sale of the NEO Shares received in the August 2020 Equity Transaction, during the year ended December 31, 2020 we retired debt with a face value of $1,658,750, including $1,012,750 convertible notes with adjustable conversion rates pegged to a fixed discount to the trading price of our common stock. As of December 31, 2020, we had no further outstanding convertible notes with such adjustable conversion rates. We also retired accrued interest of $292,678 related to repayment of debt obligations during the quarter, including forgiveness of $105,003 accrued interest on notes payable to our CEO, Dr. Michael Dent.

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

Critical accounting policies and significant judgments and estimates

See Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations: Years Ended December 31, 2020 and 2019

The following table summarizes the changes in our results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019:

	Year Ended December 31,		Change
	2020	2019	$	%

Patient service revenue, net	$4,743,811	$4,018,818	$724,993	18%
Medicare shared savings revenue	767,744	---	767,744	100%
Consulting revenue	432,977	---	432,977	100%
Product revenue	188,588	---	188,588	100%
Total revenue	6,133,120	4,018,818	2,114,302	53%

Operating Expenses and Costs
Practice salaries and benefits	2,581,481	2,393,954	187,527	8%
Other practice operating expenses	2,149,118	1,845,070	304,048	16%
Medicare shared savings expenses	1,017,494	---	1,017,494	100%
Cost of product revenue	146,461	---	146,461	100%
Selling, general and administrative expenses	3,063,029	2,915,419	147,610	5%
Depreciation and amortization	247,366	73,385	173,981	237%
Loss from operations	(3,071,829)	(3,209,010)	137,181	4%

Other Income (Expenses)
Loss on sales of marketable securities	(282,107)	---	(282,107)	100%
Loss on extinguishment of debt	(1,347,371)	(1,229,777)	(117,594)	-10%
Change in fair value of debt	(381,835)	(121,508)	(260,327)	-214%
Financing cost	---	(135,528)	135,528	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	(530,930)	(1,260,513)	729,583	58%
Change in fair value of derivative financial instruments	739,485	671,822	67,663	-10%
Change in fair value of contingent acquisition consideration	75,952	---	75,952	-100%
Loss on settlement of litigation and other dispute	(706,862)	---	(706,862)	-100%
Interest expense	(249,759)	(244,085)	(5,674)	-2%
Total other expenses	(2,683,427)	(2,319,589)	(363,838)	-16%

Net loss	$(5,755,256)	$(5,528,599)	$(226,657)	-4%

Patient service revenue increased by $724,993, or 18%, from 2019 to 2020, primarily as a result of higher revenue from NCFM (which was acquired April 15, 2019 and therefore only reflected in our operating results for five-and-a-half months of the 2019 period) and revenue from BTG (which started January 9, 2020 with no corresponding revenue in 2019), offset by lower revenue from NWC.

Medicare shared savings revenue increased by $767,744, or 100% from 2019 to 2020. The primary source of revenue of CHM, which we acquired in May 2020, is from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. During September 2020, we were notified of, and received payment for, our shared savings revenue relating to program year 2019 in the amount of $767,744, which amount was recognized as Medicare shared savings revenue in the year ended December 31, 2020.

Consulting revenue increased by $432,977, or 100%, from 2019 to 2020. Consulting revenue was earned by the newly formed ACO/MSO Division comprised of the operations acquired with CHM in May 2020.

Product revenue increased by $188,588, or 100%, from 2019 to 2020. Product revenue was earned by the newly formed Medical Distribution Division comprised of the operations acquired with MOD in October 2020.

Practice salaries and benefits increased by $187,527, or 8%, in 2020 primarily as a result of new practice salary and benefits expense from the inception of BTG in 2020 and a full year of NCFM operating costs in 2020 compared to only eight-and-a-half months in 2019.

Other practice operating costs increased by $304,048, or 16%, in 2020 primarily as a result of a full period of practice operating costs related to BTG and NCFM in 2020, offset by lower practice operating costs corresponding to lower revenue and cost cutting measures at NWC.

Medicare shared savings expenses increased by $1,017,494, or 100%, in 2020. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO. There was no corresponding Medicare shared savings expense in 2019 as CHM was acquired in May 2020.

Cost of product revenue increased by $146,461, or 100%, in 2020. Cost of product revenue relates to the cost of medical products sold by the newly formed Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020.

Selling, general and administrative costs increased by $147,610, or 5%, in 2020 primarily due to increased legal, accounting and software development fees in 2020 offset by lower corporate overhead expense associated with a shift from a direct sales to an indirect sale approach for our Digital Healthcare segment.

Depreciation and amortization increased by $173,981, or 237%, in 2020 primarily as a result of depreciation of amortization of intangible assets acquired in MOD acquisition and fixed and intangible assets acquired in the NCFM acquisition.

Loss from operations decreased by $137,181, or 4%, in 2020 primarily as a result of profits from the ACO/MSO business acquired in May 2020 and improved profits from the Health Services Division, offset by higher selling, general and administrative costs.

Loss on sales of marketable securities increased by $282,107, or 100%, in 2020. Such losses arose from sales of marketable securities acquired in the August 2020 Equity Transaction at prices below the acquisition price.

Loss on extinguishment of debt increased by $117,594, or 10%, primarily as a result of the impact of repayment and conversion of convertible notes payable. Losses on extinguishment of debt arise when the fair value consideration paid to retire a convertible note exceeds the carrying value of the instrument being retired, including any related derivative financial instruments such as embedded conversion features (“ECFs”). Moreover, during the first quarter of 2020 we changed from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments associated with outstanding convertible notes retired during 2020. The change in methodology generally resulted in lower values of our ECF derivative financial instruments, which in turn resulted in higher losses on debt extinguishment when such liabilities were retired.

Losses from the change in fair value of debt increased by $260,327, or 214%, in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.”

Financing cost decreased by $135,528, or 100% in 2020. Financing cost arises when the inception date fair value of embedded conversion features on a convertible note are greater than the face value of the note. No such notes were issued in 2020.

Amortization of original issue and debt discounts decreased by $729,583, or 58%, in 2020 as a result of the amortization of convertible notes with smaller average discount balances being amortized in 2020 as floating rate convertible notes were converted and paid down with proceeds from equity-based financing transactions.

Gains from the change in fair value of derivative financial instruments increased by $67,663, or 10%. The change is due primarily to our change on January 1, 2020 from the Black-Scholes model to a binomial lattice model to estimate the fair value of certain financial instruments, including derivative financial instruments. We believe that the binomial lattice model results in a better estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fair value these instruments and, unlike the Black-Scholes model, also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments. Moreover, we retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives.

Gain from the change in the fair value of contingent acquisition consideration increased by $75,952, or 100%, in 2020. There was no corresponding change in 2019. Fair value of contingent acquisition consideration relates to future acquisition consideration that may be payable if certain prescribed performance milestones are met by businesses acquired by us, including NCFM (acquired in April 2019), CHM (acquired in May 2020), and MOD (acquired in October 2020). The fair value of contingent acquisition consideration is remeasured at each reporting period using a probability-weighted discounted cash flow model.

Loss on settlement of litigation and other dispute increased by $706,862, or 100%, in 2020. Loss on settlement of litigation and other dispute arose from the settlement in first quarter 2021 of ongoing litigation and non-litigation disputes related to a 2018 financing transaction.

Interest expense increased by $5,674, or 2%, as a result of slightly higher average balance on convertible notes and notes payable to related parties during 2020.

Total other expenses increased by $363,838, or 16%, in 2020 primarily as a result of losses on settlement of litigation and other disputes arising in 2020, higher losses on extinguishment of debt related to repayment of convertible notes payable, losses on sales of marketable securities incurred in 2020 with no corresponding charges in 2019, and higher losses on the change in fair value of debt. These gains were offset by lower amortization of debt discounts on convertible notes payable, the absence of financing cost in 2020, and larger gains from changes in fair values of derivative financial instruments and contingent acquisition consideration.

Net loss increased by $226,657, or 4%, in 2020 primarily as a result of losses on settlement of litigation and other disputes arising in 2020, higher losses on extinguishment of debt related to repayment of convertible notes payable losses on sales of marketable securities incurred in 2020 with no corresponding charges in 2019, higher losses from the change in fair value of debt, and higher losses on extinguishment of debt related to repayment of convertible notes payable, offset by improved profits from the Health Services Division, new profits from the ACO/MSO business acquired in May 2020 and Medial Distribution business acquired in October 2020, as well as lower amortization of debt discounts on convertible notes payable.

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

Liquidity and Capital Resources

Liquidity Condition

As of December 31, 2020, we had cash balances of $162,184, a working capital deficit of $4,478,223 and accumulated deficit $21,784,910. For the year ended December 31, 2020, we had a net loss of $5,755,256 and net cash used by operating activities of $2,117,297. Net cash provided by investing activities was $1,812,239, including $2,784,782 received from the sale of marketable securities received in an August 2020 financing transaction. Net cash provided by financing activities was $356,801, resulting principally from $1,071,069 proceeds from loans issued by the federal government, $827,500 net proceeds from the issuance of convertible notes, and $149,000 proceeds from the issuance of related party loans. We also repaid $1,882,405 of convertible notes, $967,756 of related party loans and $27,893 of vendor notes payable during 2020.

Subsequent to December 31, 2020 and through March 30, 2021, we raised $4,389,361 through sales of our common stock in private placement transactions and Investment Agreement puts. We believe that our current cash balances on hand following the capital infusion is adequate to meet our cash requirements for the next twelve months.

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) with Iconic Holdings, LLC (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the Investor by us pursuant to a specified formula that limits the number of shares able to be put to the Investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended an additional two years to May 15, 2022. During the years ended December 31, 2020 and 2019, we issued 5,797,348 and 5,074,068 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $489,286 and $929,986, respectively. Subsequent to December 31, 2020 and through March 30, 2021, we issued 3,006,098 shares pursuant to draws under the Investment Agreement for gross proceeds of $900,636.

We intend that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing our development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from our fund raising efforts in the first quarter of 2021, (ii) profits generated by NCFM, CHM and AHP, and (ii) the use of further outside funding sources, including the put rights associated with the Investment Agreement, sales of common and/or preferred stock, and government loans. No assurances can be given that the Company will be able to access additional outside capital in a timely fashion. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

COVID-19

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

Significant Liquidity Events

Through December 31, 2020, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

First Quarter 2021 Equity Transactions

Subsequent to December 31, 2020 and through March 30, 2021, we sold 11,787,766 shares of common stock in 46 separate private placement transactions. We received $3,488,725 in proceeds from the sales. In connection with these stock sales, we also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

August 2020 Equity Transaction

On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock. Through December 31, 2020, we sold all 76,026 of the NEO Shares and received proceeds of $2,784,782.

Beginning on December 31, 2022, each share of Series B Preferred Stock is convertible into five shares of our common stock, subject to customary anti-dilution adjustments, including in the event of any stock split. The Series B Preferred Stock ranks senior to the common stock. Upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, our assets available for distribution to its stockholders will be distributed to holders of Series B Preferred Stock on an as converted basis and pro rata with the holders of common stock. Holders of Series B Preferred Stock are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis.

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

Investment Agreement

During the years ended December 31, 2020 and 2019, we issued 5,797,348 and 5,074,068 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $489,286 and $929,986, respectively. During May 2020, the Investment Agreement was extended by two years and now expires on May 15, 2022.

Other Sales of Common Stock

During the year ended December 31, 2020, we sold 7,022,867 shares of common stock in 21 separate private placement transactions and received $698,000 in proceeds from the sales. In connection with the stock sales, we also issued 3,511,444 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.27 per share.

During the year ended December 31, 2019, we sold 3,239,924 shares of common stock in eight separate private placement transactions. We received $670,000 in proceeds from the sales. In connection with these stock sales, we also issued 1,619,962 five-year warrants to purchase shares of common stock at exercise prices between $0.22 and $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

Convertible Notes Payable

As of December 31, 2020, we had the following outstanding convertible notes payable:

			Conversion
		Interest	Price/
	Face Value	Rate	Discount
$550k Note - July 2016	$550,000	6%	$0.08
$50k Note - July 2016	50,000	10%	$0.10
$111k Note - May 2017	81,000	10%	$0.35
$357.5k Note - April 2019	357,500	10%	$0.20
	$1,038,500

On January 6, 2021, the holder of the above convertible notes agreed to extend the maturity date from December 31, 2020 to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder from dates between July 2021 and March 2022 until March 2023.

On January 14, 2021, the Company and the holder entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 on outstanding convertible notes, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell in shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the above convertible notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share.

Plan of operation and future funding requirements

Our plan of operations is to profitably operate our Health Services and Medical Distribution businesses and continue to invest in our Digital Healthcare business, including our cloud-based online personal medical information and record archiving system, the “HealthLynked Network.”

We intend to market the HealthLynked Network via telesales targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with our Medical Distribution businesses retailer MOD, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be physician telesales through the use of telesales representatives whom we will hire as access to capital allows. In combination with our telesales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members. We also intend to leverage MOD’s discounted medical supplies as an offering to our patient and physician members in both the HealthLynked Network and our ACO network and plans. If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

A summarized timeline of our strategic acquisition transactions and the related funding sources is as follows:

●	In July 2018 we raised approximately $1.8 million in the July 2018 Private Placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy.

●	In 2019, we continued our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation.

●	On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout.

●	On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.

●	On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock.

●	On October 19, 2020, we acquired MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, in exchange for 19,045,563 restricted shares of our common stock, the issuance of an aggregate of up to 10,004,749 restricted shares of our common stock over a four year period based on MOD achieving certain revenue targets, and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by us.

●	During the second half of 2020, we retired floating rate convertible debt with a face value of $1,012,750 through conversions and repayments and repaid related party notes with a face value of $646,000 in an effort to improve our balance sheet;

●	During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the full face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding.

●	Subsequent to December 31, 2020 and through March 30, 2021, we sold 11,787,766 shares of common stock in 46 separate private placement transactions. We received $3,488,725 in proceeds from the sales. In connection with these stock sales, we also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

Currently, we are focusing on acquiring additional profitable ACOs with a concentration on physician-based ACOs in Florida, the Southeast, Texas, New Jersey and Arizona. ACOs’ objectives are to reduce patients’ healthcare costs while improving their health. Our initial targets are physician-based Florida Medicare ACOs. Profitable ACOs have shared savings, which are payments made by the Medicare governing body CMS to ACOs whose Medicare patients have aggregate total savings over the regional threshold for all Medicare patients in the territory and that meet CMS’ quality standards. Given HealthLynked’s goal to improve healthcare and reduce healthcare costs for all patients, we anticipate that the ACO acquisition model can help us expand both physician and patient utilization of the HealthLynked Network while continuing to add incremental revenue and profit from to our health services and ACO segments.

We plan to raise additional capital to fund our ongoing acquisition strategy.

Historical Cash Flows

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(2,117,297)	$(2,362,851)
Investing Activities	1,812,239	(475,056)
Financing activities	356,801	2,812,570
Net increase (decrease) in cash	$51,743	$(25,337)

Operating Activities – During the year ended December 31, 2020, we used cash from operating activities of $2,117,297, as compared with $2,362,851 in the same period of 2019. The decrease in cash usage results primarily from new profits generated by our ACO/MSO business (acquired in May 2020) and our new physical therapy practice BTG (started in January 2020), as well as increased profits generated by our NCFM practice, which was acquired in April 2019 and therefore only reflected in our results for eight-and-a-half months of 2019.

Investing Activities – During the year ended December 31, 2020, we generated $1,812,239 from investing activities, including $2,784,782 received from the sale of marketable securities received in an August 2020 financing transaction, offset by $810,156 used to acquire CHM and MOD (net of $107,044 cash received), $137,390 paid against contingent acquisition consideration related to the acquisitions of NCFM and CHM and $24,997 for the acquisition of computers and equipment. During the same period of 2019, we used $465,000 for the acquisition of HCFM (net of $35,000 cash received) and $10,056 for the acquisition of computers and equipment.

Financing Activities – During the years ended December 31, 2020 and 2019, we realized $356,801 and $2,812,570, respectively, from financing activities. Cash realized in 2020 was comprised mainly of $1,187,286 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $1,071,069 net proceeds from government loans, $827,500 from the issuance of convertible notes, and $149,000 from related party loans. We also repaid $1,882,405 of convertible loans and $967,756 of related party loans. During 2019, we realized $1,658,986 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement and $2,175,000 net proceeds from the issuance of convertible notes, while repaying $1,020,491 of convertible notes and repurchasing $1,200 of treasury stock.

Exercise of Warrants and Options

There were no proceeds generated from the exercise of warrants or options during the year ended December 31, 2020. During the year ended December 31, 2019, we generated $275 from the exercise of 2,745,757 warrants.

Other Outstanding Obligations at December 31, 2020

Warrants

As of December 31, 2020, 51,352,986 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.0001 to $1.00.

Options

As of December 31, 2020, 3,111,750 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.31.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

Our contractual obligations as of December 31, 2020 were as follows:

Operating
Leases
2021	$284,506
2022	238,637
2023	140,944
Total lease payments	664,087
Less interest	(240,046)
Present value of lease liabilities	$424,041

Our operating lease commitments relate to the following office leases: (i) lease agreement for our NWC practice for approximately 3,650 square feet that commenced in August 2020 and expires in July 2023, located in Naples, FL; (ii) lease agreement for our BTG practice for approximately 2,150 square feet that commenced in April 2020 and expires in March 2023, located in Bonita Springs, FL; (iii) lease agreement for our NCFM practice for approximately 3,700 square feet that commenced in April 2019 and expires in May 2022, located in Naples, FL; (iv) lease agreement for our ACO/MSO division for approximately 2,500 square feet on a month-to-month basis located in Jacksonville, FL; and (iv) lease agreement for our corporate office for approximately 2,700 square feet that commenced in December 2020 and expires November 2023, located in Naples, FL.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthLynked Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY

March 31, 2021

HEALTHLYNKED CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$162,184	$110,441
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of December 31, 2020 and 2019, respectively	87,153	83,251
Inventory	95,200	70,460
Prepaid expenses and other	59,003	138,531
Total Current Assets	403,540	402,683

Property, plant and equipment, net of accumulated depreciation of $177,457 and $749,316 as of December 31, 2020 and 2019, respectively	437,286	513,788
Intangible assets, net of accumulated amortization of $151,776 and $5,908 as of December 31, 2020 and 2019, respectively	5,601,762	1,265,092
Goodwill	1,148,105	71,866
ROU lease assets and deposits	435,855	293,125

Total Assets	$8,026,548	$2,546,554
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,891,749	$836,465
Contract liabilities	89,425	---
Lease liability, current portion	150,251	201,523
Due to related party, current portion	300,600	493,457
Notes payable to related party, current portion	---	743,955
Government and vendor notes payable, current portion	411,427	---
Convertible notes payable, net of original issue discount and debt discount of $-0- and $777,668 as of December 31, 2020 and 2019, respectively	1,336,350	1,542,036
Contingent acquisition consideration, current portion	701,961	100,000
Derivative financial instruments	---	991,288
Total Current Liabilities	4,881,763	4,908,724
Long-Term Liabilities
Government and vendor notes payable, long term portion	722,508	---
Contingent acquisition consideration, long term portion	798,479	400,000
Lease liability, long term portion	273,790	80,510

Total Liabilities	6,676,540	5,389,234
Shareholders’ Equity (Deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 187,967,881 and 109,894,490 shares issued and outstanding as of December 31, 2020 and 2019, respectively Series B convertible preferred stock, par value $0.001 per share, 20,000,000	18,797	10,990
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and -0- shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,750	---
Common stock issuable, $0.0001 par value; 2,150,020 and 1,047,904 shares as of December 31, 2020 and 2019, respectively	262,273	159,538
Additional paid-in capital	22,851,098	13,016,446
Accumulated deficit	(21,784,910)	(16,029,654)
Total Shareholders’ Equity (Deficit)	1,350,008	(2,842,680)
Total Liabilities and Shareholders’ Equity (Deficit)	$8,026,548	$2,546,554

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue
Patient service revenue, net	$4,743,811	$4,018,818
Medicare shared savings revenue	767,744	---
Consulting revenue	432,977	---
Product revenue	188,588	---
Total revenue	6,133,120	4,018,818

Operating Expenses and Costs
Practice salaries and benefits	2,581,481	2,393,954
Other practice operating expenses	2,149,118	1,845,070
Medicare shared savings expenses	1,017,494	---
Cost of product revenue	146,461	---
Selling, general and administrative expenses	3,063,029	2,915,419
Depreciation and amortization	247,366	73,385
Total Operating Expenses and Costs	9,204,949	7,227,828

Loss from operations	(3,071,829)	(3,209,010)

Other Income (Expenses)
Loss on sales of marketable securities	(282,107)	---
Loss on extinguishment of debt	(1,347,371)	(1,229,777)
Change in fair value of debt	(381,835)	(121,508)
Financing cost	---	(135,528)
Amortization of original issue and debt discounts on notes payable and convertible notes	(530,930)	(1,260,513)
Change in fair value of derivative financial instruments	739,485	671,822
Change in fair value of contingent acquisition consideration	75,952	---
Loss on settlement of litigation and other dispute	(706,862)	---
Interest expense	(249,759)	(244,085)
Total other expenses	(2,683,427)	(2,319,589)

Net loss before provision for income taxes	(5,755,256)	(5,528,599)

Provision for income taxes	---	---

Net loss	$(5,755,256)	$(5,528,599)

Deemed dividend - amortization of beneficial conversion feature and down round adjustment to warrants	(446,036)	---

Net loss to common stockholders	$(6,201,292)	$(5,528,599)

Net loss per share to common stockholders, basic and diluted:
Basic	$(0.04)	$(0.06)
Fully diluted	$(0.04)	$(0.06)

Weighted average number of common shares:
Basic	142,824,870	99,059,677
Fully diluted	142,824,870	99,059,677

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2020 AND 2019

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity (Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)

Balance at December 31, 2018	85,178,902	---	8,518	---	26,137	7,531,553	(10,501,055)	(2,934,847)

Acquisition of Hughes Center for Functional Medicine	3,968,254	---	397	---	---	999,603	---	1,000,000
Sale of common stock	8,313,992	---	832	---	59,000	1,444,504	---	1,504,336
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	154,650	---	154,650
Shares issued with convertible notes payable	140,500	---	14	---	---	28,303	---	28,317
Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	---	---	225,323	---	225,323
Fair value of warrants issued and modifications of beneficial conversion feature to extend convertible notes payable	---	---	---	---	---	1,046,399	---	1,046,399
Conversion of convertible notes payable to common stock	6,332,893	---	633	---	---	1,218,922	---	1,219,555
Fair value of warrants issued for professional services	---	---	---	---	---	54,257	---	54,257
Consultant fees payable with common shares and warrants	560,000	---	56	---	67,240	108,026	---	175,322
Shares and options issued pursuant to employee equity incentive plan	349,063	---	35	---	7,161	206,336	---	213,532
Exercise of stock options	113,141	---	11	---	---	(11)	---	0
Exercise of stock warrants	4,937,745	---	494	---	---	(219)	---	275
Repurchase of treasury stock	---	---	---	---	---	(1,200)	---	(1,200)
Net loss	---	---	---	---	---	---	(5,528,599)	(5,528,599)

Balance at December 31, 2019	109,894,490	---	10,990	---	159,538	13,016,446	(16,029,654)	(2,842,680)

Sales of common stock	13,264,262	---	1,327	---	(59,000)	1,058,684	---	1,001,011
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	186,275	---	186,275
Sale of common and preferred stock in exchange for marketable securities	24,522,727	2,750,000	2,452	2,750	---	3,061,687	---	3,066,889
Conversion of convertible notes payable to common stock	14,197,123	---	1,420	---	---	1,664,096	---	1,665,516
Gain on extinguishment of related party debt allocated to additional paid in capital	---	---	---	---	---	283,862	---	283,862
Acquisition of Cura Health Management LLC	2,240,838	---	224	---	---	201,451	---	201,675
Acquisition of MedOffice Direct LLC	19,045,564	---	1,904	---	---	2,702,565	---	2,704,469
Contingent acquisition consideration issued	1,835,626	---	184	---	---	292,599	---	292,783
Exercise of stock warrants	927,398	---	93	---	---	(93)	---	---
Consultant and director fees payable with common shares and warrants	1,114,861	---	111	---	153,940	159,817	---	313,868
Shares and options issued pursuant to employee equity incentive plan	924,992	---	92	---	7,795	223,709	---	231,596
Net loss	---	---	---	---	---	---	(5,755,256)	(5,755,256)

Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(5,755,256)	$(5,528,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,366	73,385
Stock based compensation, including amortization of prepaid fees	564,667	519,930
Amortization of original issue discount and debt discount on convertible notes	530,930	1,260,513
Loss on sales of marketable securities	282,107	---
Financing cost	---	135,528
Change in fair value of derivative financial instruments	(739,485)	(671,822)
Loss on extinguishment of debt	1,347,371	1,229,777
Change in fair value of debt	381,835	121,508
Change in fair value of contingent acquisition consideration	(75,952)	---
Changes in operating assets and liabilities:
Accounts receivable	86,295	31,633
Inventory	(24,740)	1,654
Prepaid expenses and deposits	73,125	(96,696)
ROU lease assets	222,781	282,372
Accounts payable and accrued expenses	983,904	492,212
Lease liability	(221,009)	(278,017)
Due to related party, current portion	46,370	63,771
Contract liabilities	(67,606)	---
Net cash used in operating activities	(2,117,297)	(2,362,851)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	2,784,782	---
Acquisition, net of cash acquired	(810,156)	(465,000)
Payment of contingent acquisition consideration	(137,390)	---
Acquisition of property and equipment	(24,997)	(10,056)
Net cash provided by (used in) investing activities	1,812,239	(475,056)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,187,286	1,658,986
Proceeds from exercise of warrants	---	275
Proceeds from issuance of convertible notes	827,500	2,175,000
Repayment of convertible notes	(1,882,405)	(1,020,491)
Proceeds from related party loans	149,000	---
Repayment of related party loans	(967,756)	---
Proceeds from government loans	1,071,069	---
Repayment of notes payable	(27,893)	---
Repurchase and retirement of treasury stock	---	(1,200)
Net cash provided by financing activities	356,801	2,812,570

Net increase (decrease) increase in cash	51,743	(25,337)
Cash, beginning of period	110,441	135,778

Cash, end of period	$162,184	$110,441

(continued)

HEALTHLYNKED CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020		2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$203,396		$38,126
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable		$211,497		$1,870,234
Common stock issuable issued during period		$66,161		$35
Fair value of warrants issued for professional service	$	---		$54,257
Conversion of convertible note payable to common shares		$1,665,516		$1,219,555
Fair value of common shares issued with convertible notes payable	$	---		$28,318
Cashless exercise of options and warrants	$	---		$230
Adoption of lease obligation and ROU asset		$365,563		$560,050
Fair value of shares issued as acquisition consideration		$2,906,145		$1,000,000
Fair value of contingent acquisition consideration issued		$1,999,676		$500,000
Fair value of warrants issued and modifications of beneficial conversion feature to extend convertible notes payable	$	---		$703,267
Fair value of warrants issued to extend related party notes payable	$	---		$274,801
Derivative liabilities written off with repayment of convertible notes payable		$328,000		$608,390
Derivative liabilities written off with conversion of convertible notes payable		$135,300	$	---
Reduction in contingent acquisition consideration		$200,328	$	---
Fair value of marketable securities received as consideration for sale of common and preferred shares		$3,066,889	$	---
Fair value of warrants allocated to proceeds of fixed convertible notes payable	$	---		$225,323
Gain on extinguishment of related party debt allocated to additional paid in capital		$283,862	$	---

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, the Company operated in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its six subsidiaries: NWC, NCFM, BTG, CHM, AHP and MOD. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about fair valuation of acquired intangible assets, cash flow and fair value assumptions associated with measurements of contingent acquisition consideration and impairment of intangible assets and goodwill, valuation of inventory, collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Revenue Recognition

Patient service revenue

Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients and third-party payors (including health insurers and government programs) and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. The Company was notified of the amount of Medicare shared savings and received payment for such savings in September 2020. Accordingly, the Company recognized Medicare shared savings revenue of $767,744 in the year ended December 31, 2020. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred.

Consulting Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date.

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities were $5,782 and $-0- as of December 31, 2020 and 2019, respectively. There were no contract assets as of December 31, 2020 or 2019.

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains a return policy that allows customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $26,839 and $-0- as of December 31, 2020 and 2019, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $89,425 and $-0- as of December 31, 2020 and 2019, respectively.

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year. The Company was notified of the amount of Medicare shared savings and received payment for such savings in September 2020 totaling $767,744, of which $388,884 was determined to be provider shared savings expense that was paid to the providers in the fourth quarter of 2020.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020 and 2019, the Company had $18,227 and $279 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 47.3% of total billings. Trade accounts receivable are recorded at this net amount. As of and December 31, 2020 and 2019, the Company’s gross patient services accounts receivable were $165,464 and $188,503, respectively, and net patient services accounts receivable were $71,655 and $83,251, respectively, based upon net reporting of accounts receivable. As of December 31, 2020 and 2019, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively. The Company also had $15,498 accounts receivable related to amounts billed under consulting contracts.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the years ended December 31, 2020 or 2019.

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

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of December 31, 2020, the Company wrote off fully depreciated property and equipment with an original cost and related accumulated depreciation of $673,357. Because the property and equipment were fully depreciated as of December 31, 2020, there was no related impairment charge.

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

DECEMBER 31, 2020 AND 2019

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the years ended December 31, 2020 or 2019, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Deemed Dividend

The Company incurs a deemed dividend on Series B Convertible Preferred Voting Stock (the “Series B Preferred”). As the intrinsic price per share of the Series B Preferred was less than the deemed fair value of the Company’s common stock on the date of issuance of the Series B Preferred, the Series B Preferred contains a beneficial conversion feature as described in FASB ASC 470-20, “Debt with Conversion and Other Options.” The difference in the stated conversion price and estimated fair value of the common stock is accounted for as a beneficial conversion feature and affects income or loss available to common stockholders for purposes of earnings per share available to common stockholders. The Company incurs further deemed dividends on certain of its warrants containing a down round provision equal to the difference in fair value of the warrants before and after the triggering of the down round adjustment.

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2020 and 2019, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2020 and 2019, potentially dilutive securities were comprised of (i) 51,352,986 and 47,056,293 warrants outstanding, respectively, (ii) 3,111,750 and 3,269,250 stock options outstanding, respectively, (iii) 10,298,333 and 23,210,423 shares issuable upon conversion of convertible notes, respectively, (iv) 400,000 and 332,500 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (v) up to 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. In prior periods, the Company used the Black-Scholes pricing model. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Certain of the Company’s warrants include a so-called down round provision. The Company accounts for such provisions pursuant to ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which calls for the recognition of a deemed dividend in the amount of the incremental fair value of the warrant due to the down round when triggered, Warrants granted in connection with ongoing arrangements are more fully described in Note 15, Shareholders’ Equity (Deficit).

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has four operating segments: Health Services (multi-specialty medical group including the NWC OB/GYN practice, the NCFM practice acquired in April 2019 and the BTG physical therapy practice launched in 2020), Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system), ACO/MSO (comprised of the ACO/MSO business acquired with CHM in May 2020, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP), and Medical Distribution (comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices acquired by the Company on October 19, 2020).

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

DECEMBER 31, 2020 AND 2019

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASC 2019-12 is a new accounting standard to simplify accounting for income taxes and remove, modify, and add to the disclosure requirements of income taxes. The standard is effective for public companies with fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduces new guidance for the accounting for credit losses on certain instruments within its scope. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. On July 1, 2020, the Company adopted ASU 2016-13 under the modified retrospective approach by initially applying ASU 2016-13 at the adoption date, rather than at the beginning of the earliest comparative period presented. This guidance was adopted with no material impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This guidance was adopted with no material impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (ASU 2018-13). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard became effective on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, the ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have an impact on the consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY

As of December 31, 2020, the Company had cash balances of $162,184, a working capital deficit of $4,478,223 and accumulated deficit $21,784,910. For the year ended December 31, 2020, we had a net loss of $5,755,256 and net cash used by operating activities of $2,117,297. Net cash provided by investing activities was $1,812,239, including $2,784,782 received from the sale of marketable securities received in an August 2020 financing transaction. Net cash provided by financing activities was $356,801, resulting principally from $1,071,069 proceeds from loans and grants issued by the federal government under the Payroll Protection Act, $827,500 net proceeds from the issuance of convertible notes, and $149,000 proceeds from the issuance of related party loans. The Company also repaid $1,882,405 of convertible notes, $967,756 of related party loans and $27,893 of vendor notes payable during 2020.

Subsequent to December 31, 2020 and through March 30, 2021, the Company raised $4,389,361 through sales of or common stock in private placement transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”). The Company believes that cash balances following the capital infusion are adequate to meet the Company’s cash requirements for the next twelve months.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 3 – LIQUIDITY (CONTINUED)

The Company intends that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing its development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from fund raising efforts in the first quarter of 2021, (ii) profits generated by NCFM, CHM and AHP, and (ii) the use of further outside funding sources, including the put rights associated with the Investment Agreement, sales of common and/or preferred stock, and government loans. No assurances can be given that the Company will be able to access additional outside capital in a timely fashion. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, the Company implemented additional safety measures in its patient services locations and its corporate headquarters.

NOTE 4 – MARKETABLE SECURITIES

On August 20, 2020, the Company entered into a contribution agreement (the “Contribution Agreement”) with Michael T. Dent, Trustee of the Mary S. Dent Gifting Trust dated January 31, 2006 (the “Gifting Trust”), Michael Thomas Dent, Trustee under the Michael Thomas Dent Declaration of Trust dated March 23, 1998, as amended (the “MTD Trust” and together with the Gifting Trust, the “Trusts”), and Michael T. Dent, the Chief Executive Officer and Chairman of the board of directors of the Company. Pursuant to the Contribution Agreement, the Trusts contributed an aggregate of 76,026 freely trading shares of common stock of NeoGenomics, Inc. (“NEO” and the “NEO Shares”) (NASD:NEO) with a fair value of $3,066,889 to the Company. In consideration for the foregoing, the Company issued the Trusts an aggregate of 2,750,000 shares of the Company’s newly designated Series B Preferred stock and an aggregate of 24,522,727 shares of the Company’s common stock (collectively, the “August 2020 Equity Transaction”). During the year ended December 31, 2020, the Company sold all 76,026 of the NEO Shares and received proceeds of $2,784,782, realizing losses of $282,107.

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

The following table summarizes the fair value of consideration paid for HCFM:

Cash	$500,000
Common Stock (3,968,254 shares)	1,000,000
Fair Value of Contingent Acquisition Consideration	299,672
Less cash received	(35,000)

Fair Value of Total Consideration	$1,764,672

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 5 – ACQUISITIONS (CONTINUED)

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date. The fair value of the contingent acquisition consideration related to the future earn-out payments was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the years ended December 31, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $48,564 and $-0-, respectively. During the year ended December 31, 2020, the Company paid the seller $47,000 in satisfaction of the first year of earn-out.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date. There were no liabilities assumed in the acquisition of HCFM.

Hyperbaric Chambers	$452,289
Medical Equipment	29,940
Computer Equipment/Software	19,739
Office Furniture & Equipment	23,052
Inventory	72,114
Leasehold Improvements	25,000
Website	41,000
Patient Management Platform Database	1,101,538

Fair Value of Identifiable Assets Acquired	$1,764,672

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

Cura Health Management LLC – May 2020

On May 18, 2020, the Company acquired a 100% interest in CHM and its wholly owned subsidiary AHP. CHM and AHP assist physician practices in providing coordinated and more efficient care to patients via the MSSP. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805. Following the acquisition, the business of CHM comprised the Company’s ACO/MSO Division.

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 5 – ACQUISITIONS (CONTINUED)

The total consideration fair value represents a transaction value of $1,423,465. The following table summarizes the fair value of consideration paid:

Cash paid at closing	$214,000
Shares issued at closing (2,240,838 shares)	201,675
Cash and shares contingent upon 2019 program year MSSP payment target	778,192
Cash contingent upon four-year earn-out	279,593
Less cash received	(49,995)

$1,423,465

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

The fair value of the contingent acquisition consideration related to both the Current Earnout and the Future Earnout were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the years ended December 31, 2020 and 2019, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $8,048 and $-0-, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	90,197
Prepayments	15,294
ACO physician contracts	1,073,000
Goodwill	381,856
Accounts payable	(32,848)
Contract liabilities	(104,034)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$1,423,465

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

MedOffice Direct LLC – October 2020

On October 19, 2020, the Company acquired a 100% interest in MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies more convenient and cost effective for its users. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805. Following the acquisition, the business of MOD comprised the Company’s Medical Distribution Division.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 5 – ACQUISITIONS (CONTINUED)

Under the terms of acquisition, the Company paid the following consideration: (i) 19,045,563 shares of Company common stock issued at closing, (ii) partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash paid by the Company, and (iii) up to 10,004,749 restricted shares of the Company’s common stock over a four-year period based on MOD achieving prescribed revenue targets in calendar years 2021 through 2024.

Dr. Michael Dent, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, George O’Leary, the Chief Financial Officer and a director of the Company, and Robert Gasparini, a director of the Company, were members of MOD and received consideration in connection with Company’s acquisition of MOD as follows: (1) Dr. Dent received 10,573,745 Company common shares at closing, may earn up to 5,554,452 additional Company common shares pursuant to the earn-out, and received $457,200 cash repayment of debt, (2) Mr. O’Leary received 1,130,213 Company common shares at closing, may earn up to 593,707 additional Company common shares pursuant to the earn-out, and received $66,000 cash repayment of debt, and (3) Mr. Gasparini received 99,437 Company common shares at closing and may earn up to 52,235 additional Company common shares pursuant to the earn-out.

The total consideration fair value represents a transaction value of $3,999,730. The following table summarizes the fair value of consideration paid:

Shares issued at closing (19,045,563 shares)	$2,704,470
Payment of MOD debt obligations in cash	703,200
Shares contingent upon four-year earn-out	649,108
Less cash received	(57,048)

$3,999,730

The fair value of the 19,045,563 common shares issued at closing was determined using the average closing price for the five days prior to the closing date of October 19, 2020. The terms of the earn out require the Company to issue to the former equity members of MOD up to 1,9688,448 shares, 3,154,264 shares, 2,631,195 shares and 2,250,842 shares, respectively, (the “MOD Earnout Shares”) based on achievement by the underlying business of revenue of at least $1,500,000 in 2021, $1,875,000 in 2022, $2,344,000 in 2023 and $2,930,000 in 2024. The MOD Earnout Shares are issuable by April 30 of the year following the measurement year.

The fair value of the contingent acquisition consideration related to the MOD Earnout Shares was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the year ended December 31, 2020 and 2019, the Company recognized gains on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of $132,564 and $-0-, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Website	$3,538,000
Goodwill	766,249
Accounts payable and accruals	(160,762)
Notes payable	(90,759)
Contract liabilities	(52,998)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$3,999,730

The fair value of the website of $3,538,000 was estimated by applying the income approach. Under the income approach, the expected future cash flows generated by the asset are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the business. Cash flows were estimated based on EBITDA using forecasted revenue and costs. The measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (i) a discount rate of 23.48% (ii) sustainable growth of 3.00% and (iii) a benefit stream using EBITDA cash flow. The website is being amortized over a five-year expected life. Goodwill of $766,249 arising from the acquisition consists of value associated with the legacy name. None of the goodwill recognized is expected to be deductible for income tax purposes.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 5 – ACQUISITIONS (CONTINUED)

Pro Forma Financial Information

The following represents the pro forma consolidated income statement as if HCFM, CHM and MOD had been included in the consolidated results of the Company for the entire years ending December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Revenue	$7,174,911	$4,914,468
Net loss	$(6,599,368)	$(5,457,676)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM, CHM and MOD to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020 and 2019, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER

On March 22, 2017, the Company granted to the investor in the Investment Agreement warrants to purchase 4,000,000 shares at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and was amortized over the initial period during which the Company was able access the financing, which began on May 15, 2017 and ended on May 15, 2020. The Company recognized general and administrative expense related to the cost of the warrants of $19,203 and $51,208 in the years ended December 31, 2020 and 2019, respectively.

On December 6, 2018, the Company granted three-year warrants to purchase 240,000 shares at an exercise price of $0.20 per share to two advisors for services to be provided over a three-month period. The fair value of the warrants of $35,462 was amortized over a three-month service period. The Company recognized general and administrative expense related to the warrants of $-0- and $25,612 in the years ended December 31, 2020 and 2019, respectively.

NOTE 7 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2020 and 2019 were as follows:

	December 31,
	2020		2019

Capital lease equipment	$	---	$251,752
Medical equipment		484,126	482,229
Furniture, telephone and office equipment		130,617	529,123

Total property, plant and equipment		614,743	1,263,104
Less: accumulated depreciation		(177,457)	(749,316)

Property, plant and equipment, net		$437,286	$513,788

Depreciation expense during the years ended December 31, 2020 and 2019 was $101,498 and $67,477, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

NCFM: Medical database	$1,101,538	$1,230,000
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	---
MOD: Website	3,538,000	---

Total intangible assets	5,753,538	1,271,000
Less: accumulated amortization	(151,776)	(5,908)

Intangible assets, net	$5,601,762	$1,265,092

Goodwill and intangible assets arose from the acquisitions of NCFM in April 2019, CHM in May 2020, and MOD in October 2020. The NCFM medical database is assumed to have an indefinite life and is not amortized and the website is being amortized on a straight-line basis over its estimated useful life of five years. The CHM ACO physician contracts are assumed to have an indefinite life and are not amortized. The MOD website is being amortized on a straight-line basis over its estimated useful life of five years. Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of CHM and MOD.

Amortization expense in the years ended December 31, 2020 and 2019 was $145,868 and $5,908, respectively. No impairment charges were recognized related to goodwill and intangible assets in the years ended December 31, 2020 or 2019.

NOTE 9 – LEASES

The Company has four operating leases for office space related to its NWC, NCFM and BTG practices and to its corporate headquarters that expire in July 2023, May 2022, March 2023, and November 2023, respectively. As of December 31, 2020, the Company’s weighted-average remaining lease term relating to its operating leases was 2.4 years, with a weighted-average discount rate of 32.62%. The Company was also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2020 and 2019:

	As of December 31, 2020				As of December 31, 2019
	Operating	Financing		Total	Operating	Financing	Total
	Leases	Leases		Leases	Leases	Leases	Leases
Lease assets	$417,913	$	---	$417,913	$273,196	$4,482	$277,678

Lease liabilities
Lease liabilities (short term)	$150,251	$	---	$150,251	$197,041	$4,482	$201,523
Lease liabilities (long term)	273,790		---	273,790	80,510	---	80,510
Total lease liabilities	$424,041	$	---	$424,041	$277,551	$4,482	$282,033

Lease expense in the years ended December 31, 2020 and 2019 was as follow:

	Year Ended December 31,
	2020	2019

Operating leases	$296,027	$239,974
Financing leases	4,587	13,761

Total lease expense	$300,614	$253,735

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 9 – LEASES (CONTINUED)

Maturities of operating lease liabilities were as follows as of December 31, 2020:

2021	$284,506
2022	238,637
2023	140,944
Total lease payments	664,087
Less interest	(240,046)
Present value of lease liabilities	$424,041

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities in the years ended December 31, 2020 and 2019 were as follow:

	Year Ended December 31,
	2020		2019

Balance, beginning of period	$	---	$	---
Acquired contract liabilities		157,032		---
Payments received for unearned revenue		418,368		---
Revenue earned		(485,975)		---

Balance, end of period		$89,425	$	---

Deferred revenue relates to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date, physical therapy services purchased as a prepaid bundle for which services have not yet been provided, and MOD products that have been ordered and paid for by the customer but which have not been shipped as of the measurement date. The Company typically satisfies its performance obligations related to such contracts upon completion of service or shipment of product. Payment is typically made in the period prior to the services being provided.

Amounts due to related parties as of December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020		2019
Due to related party:
Deferred compensation, Dr. Michael Dent		$300,600	$300,600
Accrued interest payable to Dr. Michael Dent		---	192,857
Total due to related party		300,600	493,457

Notes payable to related party:
Notes payable to Dr. Michael Dent and family (all current)	$	---	$743,955

Notes Payable to Dr. Dent

Our founder and CEO, Dr. Michael Dent, made loans to the Company from time to time in the form of unsecured promissory notes payable (the “Dent Notes”). The carrying values of the Dent Notes as of December 31, 2020 and 2019 was $-0- and $743,955. Prior to extinguishment as described below, the Dent Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the years ended December 31, 2020 and 2019 were $80,935 and $24,098, respectively.

On September 21, 2020, the Company and Dr. Dent entered into an agreement pursuant to which the Company repaid all obligations under the Dent Notes in exchange for one-time cash payment of $780,256. The payment was calculated as the face value of the Dent Notes of $646,000, plus $134,256 of interest accrued on the notes issued in 2017 and 2018. As part of the Agreement, Dr. Dent agreed to forgive interest of $105,003 accrued on the remaining Dent Notes. In connection with the agreement and repayment, the Company realized a gain of $283,863, being the excess of the carrying value of the Dent Notes over the consideration paid. This amount was recorded to additional paid in capital.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Other Amounts Due to Dr. Dent

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $149,000 (the “2020 MCA”). The Company was required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount was amortized over the life of the instrument. The Company made installment payments against the MCA of $187,500 and $-0-, respectively, during the years ended December 31, 2020 and 2019. The Company recognized amortization of the discount in the amount of $38,500 and $-0-, respectively, during the years ended December 31, 2020 and 2019. The 2020 MCA was repaid in full and retired during July 2020.

Interest accrued on the above notes payable as of December 31, 2020 and 2019 was $-0- and $192,888, respectively. Interest expense on the above unsecured promissory notes was $46,370 and $63,771 for the years ended December 31, 2020 and 2019, respectively.

Investment Transaction with Dr. Dent – August 2020

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

Other Related Transactions

During the years ended December 31, 2020 and 2019, the Company paid Dr. Dent’s spouse $132,864 and $139,423, respectively, in consulting fees pursuant to a consulting agreement.

NOTE 12 – GOVERNMENT AND VENDOR NOTES PAYABLE

Government and vendor notes payable as of December 31, 2020 and 2019 were comprised of the following:

	Year Ended December 31,
	2020	2019

PPP loans	$632,826	$	---
Disaster relief loans	450,000		---
Vendor note	51,109		---
Total government and vendor notes payable	1,133,935		---
Less: long term portion	(722,508)		---
Government and vendor notes payable, current portion	$411,427	$	---

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 12 – GOVERNMENT AND VENDOR NOTES PAYABLE (CONTINUED)

During May and June 2020, the Company and certain of its subsidiaries received an aggregate of $621,069 in loans under the Paycheck Protection Program (the “PPP”). The Company also acquired a PPP loan in the MOD acquisition with an inception date of April 3, 2020 and a face value of $11,757. The PPP loans, administered by the U.S. Small Business Administration (the “SBA”) and processed through Wells Fargo bank, were issued under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bear interest at 1% per annum and mature in May 2022. Principal and interest payments are deferred for the first six months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. The Company used the proceeds from the PPP loans in accordance with the CARES Act, and as such believes that the PPP loans will be waived when the instituting bank processes the waiver request, which is expected in second quarter 2021.

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments begin 12 months from the inception date of each loan.

In connection with the October 19, 2020 of MOD, the Company acquired (i) a PPP loan with an inception date of April 3, 2020 and a face value of $11,757, and (ii) a note payable to MOD’s primary product vendor with a remaining principal balance of $79,002 as of the acquisition date that was reduced to $51,109 via repayments as of December 31, 2020. The balance on the vendor note was repaid in full in March 2021.

Interest accrued on government and vendor notes payable as of December 31, 2020 and 2019 was $12,240 and $-0-, respectively. Interest expense on the loans was $12,240 and $-0- for the years ended December 31, 2020 and 2019, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020		2019

$550k Note - July 2016	$719,790	*	$548,010	*
$50k Note - July 2016	71,611	*	56,866	*
$111k Note - May 2017	120,659	*	118,606	*
$357.5k Note - April 2019	424,290	*	328,728	*
$154k Note - June 2019	---		50,000
$136k Notes - July 2019	---		135,850
$78k Note III - July 2019	---		78,000
$230k Note - July 2019	---		230,000
$108.9k Note - August 2019	---		108,947
$142.5k Note - October 2019	---		142,500
$103k Note V - October 2019	---		103,000
$108.9k Note II - October 2019	---		108,947
$128.5k Note - October 2019	---		128,500
$103k Note VI - November 2019	---		103,000
$78.8k Note II - December 2019	---		78,750
	1,336,350		2,319,704
Less: unamortized discount	---		(777,668)
Convertible notes payable, net of original issue discount and debt discount	$1,336,350		$1,542,036

*	- Denotes that convertible note payable is carried at fair value

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense and amortization of debt discount recognized on each convertible note outstanding during the years ended December 31, 2020 and 2019 were as follows:

	Interest expense		Amortization of Debt Discount
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020		2019

$550k Note - July 2016	$62,775	$33,000	$	---	$	---
$50k Note - July 2016	4,986	5,000		---		---
$111k Note - May 2017	(909)	16,537		---		---
$171.5k Note - October 2017	---	1,786		---		---
$103k Note I - October 2018	---	2,653		---		33,972
$103k Note II - November 2018	---	3,584		---		44,952
$153k Note - November 2018	---	7,008		---		91,451
$103k Note III - December 2018	---	4,261		---		42,611
$78k Note I - January 2019	---	3,889		---		52,000
$78k Note II - January 2019	---	3,868		---		47,858
$103k Note III - April 2019	---	5,108		---		56,323
$104.5k Note - April 2019	---	5,768		---		58,246
$104.5k Note II - April 2019	---	5,325		---		53,107
$357.5k Note - April 2019	37,950	33,550		---		257,821
$103k Note IV - May 2019	---	4,120		---		63,118
$154k Note - June 2019	46	8,526		1,093		85,027
$67.9k Note - July 2019	707	3,220		7,252		34,765
$67.9k Note II - July 2019	177	3,220		2,813		34,765
$78k Note III - July 2019	492	3,587		6,208		45,343
$230k Note - July 2019	3,041	10,460		58,527		104,317
$108.9k Note - August 2019	2,564	3,791		21,038		31,560
$142.5k Note - October 2019	12,882	1,366		92,663		35,430
$103k Note V - October 2019	2,653	2,568		29,143		28,213
$108.9k Note II - October 2019	3,970	1,851		33,205		14,805
$128.5k Note - October 2019	5,149	2,183		51,705		21,768
$103k Note VI - November 2019	3,527	1,609		39,450		17,989
$78.8k Note II - December 2019	3,344	626		27,111		5,072
$131.3k Note - January 2020	6,545	---		16,205		---
$78k Note IV - January 2020	3,975	---		14,955		---
$157.5k Note - March 2020	7,681	---		20,044		---
$157.5k Note II - April 2020	6,688	---		21,436		---
$135k Note - April 2020	5,585	---		17,718		---
$83k Note II - April 2020	3,752	---		13,767		---
$128k Note - April 2020	4,945	---		18,097		---

	$182,525	$178,464		$492,430		$1,260,513

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Unamortized debt discount on outstanding convertible notes payable as of December 31, 2020 and 2019 are comprised of the following:

	December 31,
	2020		2019

$154k Note - June 2019	$	---	$21,175
$67.9k Note - July 2019		---	20,497
$67.9k Note II - July 2019		---	20,497
$78k Note III - July 2019		---	32,657
$230k Note - July 2019		---	125,684
$108.9k Note - August 2019		---	59,392
$142.5k Note - October 2019		---	107,070
$103k Note V - October 2019		---	70,686
$108.9k Note II - October 2019		---	72,592
$128.5k Note - October 2019		---	106,732
$103k Note VI - November 2019		---	81,740
$78.8k Note II - December 2019		---	58,946

	$		$777,668

Certain of our convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the years ended December 31, 2020 and 2019 and the fair value as of such instruments as of December 31, 2020 and 2019 were as follows:

	Change in Fair Value of Debt		Fair Value of Debt as of
	Years Ended December 31,		December 31,
	2020	2019	2020	2019

$550k Note - July 2016	$171,780	$70,285	$719,790	$548,010
$50k Note - July 2016	14,745	7,125	71,611	56,866
$111k Note - May 2017	18,812	14,789	120,659	118,606
$171.5k Note - October 2017	---	1,781	---	---
104.5k Note II - April 2019	---	3,431	---	---
$357.5k Note - April 2019	95,562	---	424,290	328,727

	$300,899	$97,411	$1,336,350	$1,052,209

Convertible Note Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000. The $550k Note and related interest was convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.08 per share of the Company’s common shares and is secured by all of the Company’s assets. The $550k Note was scheduled to mature on January 14, 2021. The $550k Note is carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The holder converted the full principal of $550,000 plus $180,129 of accrued interest into 9,126,610 shares of common stock on January 14, 2021.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000. The $50k Note was scheduled to mature on January 14, 2021. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note and related interest is convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.10 per share. The $50k Note was carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The holder converted the full principal of $50,000 plus $22,630 of accrued interest into 726,302 shares of common stock on January 14, 2021.

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note and related interest was convertible into shares of the Company’s common stock at the discretion of the note holder at a fixed price of $0.15 per share and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.75 per share. The $111k Note was scheduled to mature on January 14, 2021. On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $25,394, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted. The holder converted the remaining principal of $81,000 plus $180,129 of accrued interest into 815,787 shares of common stock on January 14, 2021.

Extensions of Iconic Convertible Notes Payable – December 2019

On December 31, 2019, Iconic and the Company agreed to extend the maturity date of the $550k Note, the $50k Note, the $111k Note and the $357.5k Note (as defined below) until December 31, 2020 in exchange for (i) a new five-year warrant to Iconic to purchase 1,907,143 shares at an exercise price of $0.14 per share, (ii) extension of the expiration date on 12,586,111 warrants held by Iconic until January 1, 2025, (iii) repricing of the exercise price 3,508,333 warrants held by Iconic from various prices above $0.50 to $0.25, (iv) a reduction of the conversion price of the $111k Note from $0.35 to $0.15 and of the $357.5k Note from $0.20 to $0.15, and (v) the Company agreed to allow a one-time conversion of up to $30,000 on the $111k Note at a reduced conversion rate.

The fair value of consideration issued was calculated as follows: (i) the new warrant was calculated using the Black-Scholes pricing model at $220,758, (ii) the incremental fair value of the extended warrants was $395,158 and the incremental fair value of the repriced warrants was $87,351, being the excess of the fair value of the warrants immediately after the change in terms over the fair value immediately before the change in terms, (iii) the incremental fair value of the reduction in conversion price, which represented a change to the beneficial conversion feature, was $142,617, being the excess of the fair value of the conversion feature immediately after the change in terms over the fair value immediately before the change in terms, and (iv) the one-time conversion feature was valued using the Black-Scholes pricing model at $29,642. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified promissory notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $697,722 in the year ended December 31, 2019, equal to the fair value of the consideration issued of $875,526, less the excess of $177,804 of the carrying value of the existing debt instruments at the time of extinguishment over the fair value of the reissued debt instruments. As a result of the agreement, the $357.5k Note was subsequently carried at fair value and revalued at each period end. The $550k Note, the $50k Note and the $111k Note were already carried at fair value due to extinguishment and reissuance transactions in prior periods.

Convertible Note Payable ($171,500) – October 2017

On October 27, 2017, the Company entered into a securities purchase agreement for the issuance of a $171,500 convertible note (the “$171.5k Note”) to an individual lender. On February 7, 2019, the holder of the $171.5k Note converted the entire principal balance of $171,500 into 2,512,821 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $139,798, representing the excess of the fair value of the shares issued at conversion over the carrying value of the host instrument and the bifurcated conversion feature at the time of conversion.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable ($103,000) – October 2018

On October 18, 2018, the Company issued a $103,000 convertible note (the “$103k Note I”). On April 4, 2019, the Company prepaid the balance on the $103k Note I, including accrued interest, for a one-time cash payment of $134,500. In connection with the repayment, the Company recognized a gain on debt extinguishment of $28,169 in the year ended December 31, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

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

Convertible Notes Payable ($153,000) – November 2018

On November 19, 2018, the Company issued a $153,000 convertible note (the “$153k Note”). During the year ended December 31, 2019, the holder converted the full principal in the amount of $153,000 and $8,768 of accrued interest into 1,070,894 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $44,993, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Notes Payable ($103,000) – December 2018

On December 3, 2018, the Company issued a $103,000 convertible note (the “$103k Note III”). On May 31, 2019, the Company prepaid the balance on the $103k Note III, including accrued interest, for a one-time cash payment of $135,029. In connection with the repayment, the Company recognized a gain on debt extinguishment of $20,445 in the year ended December 31, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2019

On January 14, 2019, the Company issued a $78,000 convertible note (the “$78k Note”). The $78k Note, including accrued interest, was repaid in July 2019 for a one-time cash payment of $102,321. In connection with the repayment, the Company recognized a loss on debt extinguishment of $6,258 in the year ended December 31, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2019

On January 24, 2019, the Company issued a $78,000 convertible note (the “$78k Note II”). The $78k Note II, including accrued interest, was repaid in July 2019 for a one-time cash payment of $102,255. In connection with the repayment, the Company recognized a gain on debt extinguishment of $11,161 in the year ended December 31, 2019, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

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

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the issuance of a $104,500 convertible note (the “$104.5k Note I”). During the fourth quarter of 2019, the holder of the $104.5k Note I converted the full principal in the amount of $104,500 and $5,768 of accrued interest into 1,176,189 shares of Company common stock.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($104,500) – April 2019

On April 11, 2019, the Company entered into securities purchase agreements for the issuance of a second $104,500 convertible note (the “$104.5k Note II”). During the fourth quarter of 2019, the Company prepaid the balance on the $104.5k Note II, including accrued interest, for a one-time cash payment of $142,500.

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note had an interest rate of 10%, matures on December 31, 2020, and may be converted into common stock of the Company by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.15, or 2,383,333 shares. The holder converted the full principal of $357,500 plus $72,969 of accrued interest into 2,869,795 shares on January 14, 2021.

Convertible Note Payable ($103,000) – May 2019

On May 7, 2019, the Company issued a $103,000 convertible note (the “$103k Note IV”). During the fourth quarter of 2019, the Company prepaid the balance on the $103k Note IV, including accrued interest, for a one-time cash payment of $133,900.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”), of which $104,000 was converted in the fourth quarter of 2019. During the year ended December 31, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During the year ended December 31, 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a second $67,925 convertible note (the “$67.9k Note II”). During the year ended December 31, 2020, the Company prepaid the balance on the $67.9k Note II, including accrued interest, for a one-time cash payment of $89,152. In connection with the repayment, the Company recognized a loss on debt extinguishment of $26,890 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – July 2019

On July 16, 2019, the Company issued a $78,000 convertible note (the “$78k Note III”). During the first quarter of 2020, the Company prepaid the balance on the $78k Note III, including accrued interest, for a one-time cash payment of $102,388. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,432 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the first quarter of 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of Company common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the year ended December 31, 2020, equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During the year ended December 31, 2020, the holder converted the full principal of $108,947 and accrued interest of $6,354 into 2,650,251 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $161,617 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($142,500) – October 2019

On October 1, 2019, the Company issued a convertible note with a face value of $142,500 (the “$142.5k Note”). During the year ended December 31, 2020, the holder converted the full principal of $142,500 and accrued interest of $14,250 into 2,855,191 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $305,100 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($103,000) – October 2019

On October 1, 2019, the Company issued a $103,000 convertible note (the “$103k Note V”). On April 3, 2020, 2020, the Company prepaid the balance on the $103k Note V, including accrued interest, for a one-time cash payment of $135,205. In connection with the repayment, the Company recognized a loss on debt extinguishment of $43,777 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – October 2019

On October 30, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note II”). During the year ended December 31, 2020, the holder converted the full principal of $108,947 and accrued interest of $5,821 into 1,954,870 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $76,895 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($128,500) – October 2019

On October 30, 2019, the Company issued a $128,500 convertible note (the “$128.5k Note”). During the year ended December 31, 2020, the holder converted the full principal of $128,500 and accrued interest of $8,832 into 3,197,877 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $154,248 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($103,000) – November 2019

On November 4, 2019, the Company issued a $103,000 convertible note (the “$103k Note VI”). On May 4, 2020, the Company prepaid the balance on the $103k Note VI, including accrued interest, for a one-time cash payment of $135,099. In connection with the repayment, the Company recognized a loss on debt extinguishment of $45,077 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($78,750) – December 2019

On December 2, 2019, the Company issued a $78,750 convertible note (the “$78.8k Note”). On June 3, 2020, the Company prepaid the balance on the $78.8k Note, including accrued interest, for a one-time cash payment of $103,359. In connection with the repayment, the Company recognized a loss on debt extinguishment of $37,554 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($131,250) – January 2020

On January 13, 2020, the Company issued a $131,250 convertible note (the “$131.3k Note”). On July 13, 2020, the Company prepaid the balance on the $131.3k Note, including accrued interest, for a one-time cash payment of $172,108. In connection with the repayment, the Company recognized a loss on debt extinguishment of $24,663 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($78,000) – January 2020

On January 16, 2020, the Company issued a $78,000 convertible note (the “$78k Note IV”). On July 20, 2020, the Company prepaid the balance on the $78k Note IV, including accrued interest, for a one-time cash payment of $102,308. In connection with the repayment, the Company recognized a loss on debt extinguishment of $9,104 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($157,500) – March 2020

On March 10, 2020, the Company issued a $157,500 convertible note (the “$157.5k Note”). On September 4, 2020, the Company prepaid the balance on the $157.5k Note, including accrued interest, for a one-time cash payment of $206,314. In connection with the repayment, the Company recognized a loss on debt extinguishment of $28,150 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($157,500) – April 2020

On April 2, 2020, the Company issued a $157,500 convertible note (the “$157.5k Note II”). On September 4, 2020, the Company prepaid the balance on the $157.5k Note, including accrued interest, for a one-time cash payment of $205,235. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,490 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($135,000) – April 2020

On April 6, 2020, the Company issued a $135,000 convertible note (the “$135k Note”). On September 4, 2020, the Company prepaid the balance on the $135k Note, including accrued interest, for a one-time cash payment of $175,592. In connection with the repayment, the Company recognized a loss on debt extinguishment of $18,479 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($83,000) – April 2020

On April 6, 2020, the Company issued an $83,000 convertible note (the “$83k Note”). On September 18, 2020, the Company prepaid the balance on the $83k Note, including accrued interest, for a one-time cash payment of $108,127. In connection with the repayment, the Company recognized a loss on debt extinguishment of $13,012 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($128,000) – April 2020

On April 30, 2020, the Company issued a $128,000 convertible note (the “$128k Note”). On September 18, 2020, the Company prepaid the balance on the $128k Note, including accrued interest, for a one-time cash payment of $165,962. In connection with the repayment, the Company recognized a loss on debt extinguishment of $21,000 in the year ended December 31, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of the fair value of embedded conversion features (“ECFs”) in convertible promissory notes for which the conversion rate is not fixed, but instead is adjusted based on a discount to the market price of the Company’s common stock. The fair market value of the ECF derivative liabilities was calculated at inception of each convertible promissory note for which the conversion rate is not fixed and allocated to the respective convertible notes, with any excess recorded as a charge to “Financing cost.” Derivative financial instruments are revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2020 and 2019 include the following:

	Year Ended December 31,
	2020		2019

Balance, beginning of period		$991,288	$800,440
Inception of derivative financial instruments related to issuance of convertible notes payable		211,498	1,870,234
Inception of derivative financial instruments related to extinguishment and reissuance of convertible notes payable		---	51,169
Change in fair value of derivative financial instruments		(739,485)	(671,822)
Conversion or extinguishment of derivative financial instruments		(463,301)	(1,058,733)

Balance, end of period	$	---	$991,288

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Year Ended December 31,
	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.05% to 1.61%	1.55% to 2.73%
Expected life range (in years)	0.14 to 1.00	0.011 to 1.00
Volatility range	117.48% to 144.51%	119.04% to 293.97%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During the year ended December 31, 2020, the Company repaid 13 outstanding convertible notes and holders converted in part or in full an additional eight convertible notes for which the conversion rate was adjusted based on a discount to the market price of the Company’s common stock, which gave rise to ECF-related derivative financial instruments. Accordingly, the Company had no further derivative financial instruments outstanding as of December 31, 2020.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

At inception of the transaction, the Company recognized a beneficial conversion feature in the amount of $825,000, representing the difference between (i) the intrinsic price per share of the Series B Preferred based on the portion of proceeds allocated to the fair value of the Series B Preferred, and (ii) the fair value of the Company’s common stock. The beneficial conversion feature is being amortized as a deemed dividend from the inception date of the transaction through the end of the Series B Preferred conversion restriction on December 31, 2022. Amortization of the beneficial conversion feature is reflected in loss available to common stockholders on the statement of operations and totaled $117,857 in the year ended December 31, 2020. Further, since the Company have negative retained earnings, so there is no change to APIC or anywhere else in net equity from the deemed dividend and therefore nothing to show on the statement of equity.

Other Private Placements

During the year ended December 31, 2020, the Company sold 7,022,867 shares of common stock in 21 separate private placement transactions and received $698,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 3,511,444 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.27 per share.

During the year ended December 31, 2019, the Company sold 3,239,924 shares of common stock in eight separate private placement transactions. The Company received $670,000 in proceeds from the sales. In connection with these stock sales, the Company also issued 1,619,962 five-year warrants to purchase shares of common stock at exercise prices between $0.22 and $0.40 per share and 250,000 three-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.

Investment Agreement Draws

During the years ended December 31, 2020 and 2019, the Company issued 5,797,348 and 5,074,068 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $489,286 and $929,986, respectively, in net proceeds from the draws.

Shares issued to Consultants

During the years ended December 31, 2020 and 2019, the Company issued 1,114,861 and 560,000 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $206,483 and $153,936 in the years ended December 31, 2020 and 2019, respectively.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock Issuable

As of December 31, 2020 and 2019, the Company was obligated to issue the following shares:

	December 31, 2020		December 31, 2019
	Amount	Shares	Amount	Shares

Shares issuable to consultants, employees and directors	$262,273	2,150,020	$100,538	568,142
Shares issuable pursuant to stock subscriptions received	---	---	59,000	479,762
	$262,273	2,150,020	$159,538	1,047,904

During December 2019, the Company completed stock subscription agreements totaling $59,000 for the sale of 479,762 shares of common stock. The funds were received and shares were issued in January and February 2020.

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2020 and 2019 are summarized as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	47,056,293	$0.17	46,161,463	$0.18
Granted during the period	3,582,873	$0.20	5,864,843	$0.22
Contractual adjustments to number of warrant shares during the period	1,949,535	$0.08	---	$ ---
Exercised during the period	(1,185,715)	$(0.07)	(4,970,013)	$(0.00)
Expired during the period	(50,000)	$0.40	---	$ ---
Outstanding at end of the period	51,352,986	$0.17	47,056,293	$0.21

Exercisable at end of the period	51,352,986	$0.17	47,056,293	$0.21

Weighted average remaining life	3.1	years	3.0	years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2020:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,708,376	3.8	$0.07	15,708,376	$0.07
$0.10 to 0.24	21,805,216	2.7	$0.18	21,805,216	$0.18
$0.25 to 0.49	9,899,394	3.5	$0.28	9,899,394	$0.28
$0.50 to 1.00	3,940,000	1.2	$0.28	3,940,000	$0.28
$0.05 to 1.00	51,352,986	3.1	$0.17	51,352,986	$0.17

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During the years ended December 31, 2020 and 2019, the Company issued 3,582,873 and 5,864,843 warrants, respectively, the aggregate grant date fair value of which was $231,800 and $933,399, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2020	2019

Pricing model utilized	Binomial Lattice	Black/Scholes
Risk free rate range	0.19% to 1.59%	1.54% to 2.52%
Expected life range (in years)	5.00 years	3.00 to 5.00
Volatility range	119.69% to 132.19%	118.60% to 216.35%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior. During the year ended December 31, 2020, the Company recognized a deemed dividend of $328,179 related to a down round price protection feature in two separate outstanding warrants. The deemed dividend represented the incremental fair value of the warrant before and after giving consideration to the price protection feature. The warrants were exercised in full during 2020 and first quarter 2021. Following the exercise, the Company had no additional outstanding warrants with a down round provision.

During the year ended December 31, 2020, the Company issued 927,398 common shares upon exercise of 1,185,715 warrant shares exercised using a cashless exercise feature. During the year ended December 31, 2019, the Company issued 4,844,184 common shares upon the cash exercise of the same number of warrants and 93,561 common shares upon exercise of 125,000 warrant shares exercised using a cashless exercise feature.

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the years ended December 31, 2020 and 2019:

	2020	2019
Outstanding at beginning of the period	1,874,063	1,738,750
Granted during the period	791,465	135,313
Forfeited during the period	(62,500)	---
Outstanding at end of the period	2,603,028	1,874,063

Shares vested at period-end	2,403,528	1,535,313
Weighted average grant date fair value of shares granted during the period	$0.13	$0.26
Aggregate grant date fair value of shares granted during the period	$18,760	$12,805
Shares available for grant pursuant to EIP at period-end	9,788,403	10,360,368

Total stock-based compensation recognized for grants under the EIP was $135,002 and $86,523 during the years ended December 31, 2020 and 2019, respectively. Total unrecognized stock compensation related to these grants was $21,293 as of December 31, 2020.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

A summary of the status of nonvested shares issued pursuant to the EIP as of and for the years ended December 31, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	332,500	$0.17	540,000	$0.16
Granted	791,965	$0.13	---	$ ---
Vested	(836,965)	$(0.15)	(207,500)	$(0.14)
Forfeited	(87,500)	$0.06	---	$ ---
Nonvested at end of period	200,000	$0.17	332,500	$0.17

During the years ended December 31, 2020 and 2019, the Company issued 924,992 and 349,063 shares to employees under the EIP pursuant to the grants and vesting described in the tables above.

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the years ended December 31, 2020 and 2019:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,269,250	$0.21	3,707,996	$0.80
Granted during the period	60,000	$0.09	1,078,750	$0.26
Exercised during the period	---	$ ---	(154,166)	$(0.20)
Forfeited during the period	(217,500)	$(0.26)	(1,363,330)	$(0.18)
Outstanding at end of the period	3,111,750	$0.20	3,269,250	$0.21

Options exercisable at period-end	2,067,375		1,633,000
Weighted average remaining life (in years)	6.7		7.7
Weighted average grant date fair value of options granted during the period	$0.07		$0.20
Options available for grant at period-end	9,805,903		10,360,368

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2020:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.10	1,283,000	5.0	$0.08	1,283,000	0.08
$0.11 to 0.31	1,828,750	7.9	$0.28	784,375	0.30
$0.08 to 0.31	3,111,750	6.7	$0.20	2,067,375	$0.16

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 15 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Total stock-based compensation recognized related to option grants was $79,817 and $127,010 during the years ended December 31, 2020 and 2019, respectively.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the years ended December 31, 2020 and 2019 is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,636,250	$0.22	2,332,413	$0.13
Granted	60,000	$0.07	1,078,750	$0.20
Vested	(491,875)	$(0.21)	(414,583)	$(0.19)
Forfeited	(160,000)	$(0.21)	(1,360,330)	$(0.07)
Nonvested at end of period	1,044,375	$0.21	1,636,250	$0.22

NOTE 16 – CONTINGENT ACQUISITION CONSIDERATION

Contingent acquisition consideration as of December 31, 2020 and 2019 was comprised of the following:

	Year Ended December 31,
	2020	2019

Fair value of HCFM contingent acquisition consideration	$301,236	$500,000
Fair value of CHM contingent acquisition consideration	682,661	---
Fair value of MOD contingent acquisition consideration	516,543	---

	$1,500,440	$500,000

Contingent acquisition consideration relates to future earn-out payments potentially payable related to the Company’s acquisitions of HCFM, CHM and MOD. The terms of the earn-outs related to each acquisition require the Company to pay the former owners additional acquisition consideration for the achievement of prescribed revenue and/or earnings targets for performance of the underlying business for up to four years after the respective acquisition date. Contingent acquisition consideration for each entity is recorded at fair value using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” Change in fair value of contingent acquisition consideration was $75,952 and $-0- during the years ended December 31, 2020 and 2019, respectively.

Maturities of contingent acquisition consideration were as follows as of December 31, 2020:

2021	$701,961
2022	391,630
2023	201,480
2024	205,369
$1,500,440

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Supplier Concentration

The Company relies on a sole supplier for the fulfillment of all of its product sales made through MOD, which was acquired by the Company in October 2020.

Service contracts

The Company carries various service contracts on its office buildings & certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

On July 20, 2020, Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (“Empery”) filed a complaint against the Company in the Supreme Court of the State of New York. The Complaint alleged that the Company’s acquisition of CHM, in which the Company issued stock consideration of 2,240,838 common shares, triggered a change of control clause in warrants held by Empery that would allow Empery to demand cash value for their warrants. On January 15, 2021, Empery agreed to fully exercise warrants to purchase shares of the Company’s common stock held by them with respect to 8,000,000 warrants issued pursuant to a Securities Purchase Agreement dated July 22, 2018 (the “Empery Warrants”). The Empery Warrants were exercised pursuant to a reduction in the exercise price from $0.223 to $0.0296 via a cashless exercise provision contained in the original warrant agreements, which resulted in the issuance of 7,000,000 shares of the Company’s common stock. As a result of the exercise of the Empery Warrants, Empery and the Company entered into a stipulation of dismissal to dismiss with prejudice the litigation between Empery and the Company. Empery also agreed to a 180-day leak out provision, whereby it may not sell shares of the Company’s common stock issued pursuant to the Empery Warrant exercise after the effective date in excess of 5% of the Company’s daily trading volume for the first 90 days after issuance of the shares and 10% of the Company’s daily volume for the next 90 days. In connection with the settlement, the Company recognized litigation settlement expense and a related accrued liability of $265,714 in the year ended December 31, 2020, representing the difference in the fair value of the warrants before and after the modification in terms. During the year ended December 31, 2020, the Company recorded an additional loss on settlement of litigation and other dispute in the amount of $441,148 related to placement agent warrants issued in the same transaction that were exercised in March 2021.

On August 24, 2020, the Company entered into a settlement agreement in response to a complaint filed by Delaney Equity Group LLC seeking unpaid fees from a 2015 Advisor, Consulting and Investment Banking Agreement. Pursuant to the terms of the settlement, the Company agreed to make cash payments totaling $75,000 over a six-month period. The $75,000 payments were made in full.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 17 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

Maturities of operating lease liabilities were as follows as of December 31, 2020:

2021	$284,506
2022	238,637
2023	140,944
Total lease payments	664,087
Less interest	(240,046)
Present value of lease liabilities	$424,041

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

NOTE 18 – INCOME TAXES

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. Due to the continuing loss position of the Company, management believes changes from the “Tax Cuts and Jobs Act” should not be material in the periods presented.

The components of income tax provision (benefit) for the years ended December 31,2020 and 2019 are as follows:

	2020		2019
Current taxes:
Federal	$	---	$	---

Total current taxes		---		---
Deferred tax provision (benefit)		---		---

Income tax provision (benefit)	$	---	$	---

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 18 – INCOME TAXES (CONTINUED)

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2020 and 2019 to the Company’s effective tax rate is as follows:

		Federal		State			Total
Pre-tax book loss	$(5,755,256)		21%		4.46%

Expected tax at statutory rate			$(1,208,604)				$(1,208,604)
Meals and entertainment deduction	5,197		1,091				1,091
Loss on extinguishment of debt	974,502		204,645				204,645
Loss on settlement of litigation	706,862		148,441				148,441
Stat income tax, net of federal benefit			38,090		(181,382)		(143,292)
Current year charge in valuation allowance			816,337		181,382		997,719

Income tax expense		$	---	$	---	$	---

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows:

	2020						2019
	Federal		State		Total		Federal		State		Total
Net operating loss deferred tax asset		$3,960,030		$879,883		$4,839,913		$3,056,697		$679,171		$3,735,868
Change in fair value of derivative financial instruments		(148,369)		(32,966)		(181,335)		---		---		---
Change in fair value of contingent acquisition consideration		(15,239)		(3,386)		(18,625)		---		---		---
Change in fair value of debt		76,611		17,022		93,633		---		---		---
Valuation allowance		(3,873,033)		(860,553)		(4,733,586)		(3,056,697)		(679,171)		(3,735,868)
	$	---	$	---	$	---	$	---	$	---	$	---

As of December 31, 2020, and 2019, the Company had available for income tax purposes approximately $19.7 million and $15.2 million respectively in federal and state net operating loss carry forwards, which may be available to offset future taxable income. $2.5 million of loss carry-forwards expire in 2026 through 2027 and $17.2 million of loss carry forwards indefinitely. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Prior to 2014, the Company was an S-Corporation, as defined in the Internal Revenue Code. As an S-Corporation, income/losses were passed through to the stockholders for each year. During 2014, the Company failed to meet the requirements of an S-Corporation when it authorized and issued a second class of stock other than common stock. The S-Corporation requirements allow only one class of stock, among other certain requirements, to maintain S-Corporation status, as defined. The Company upon failing to maintain its S Corporation status became a C-Corporation during 2014. Prior year losses and up to the date that the Company lost its S-Corporation status are not available to the Company since such losses were passed through to qualified S-Corporation shareholders. The net operating loss (“NOL”) carryovers presented in this note are estimates based on the losses reported at December 31, 2018, 2017 and 2016. While such NOL carryovers could also be subject to IRC Section 382/383 change of ownership rules, management has not reviewed the Company’s ownership changes at the date of this filing. If an ownership change has occurred, the entire amount of Deferred Tax Assets could be limited or possibly eliminated. Based upon management’s assessment a full valuation allowance has been placed upon the net deferred tax assets, since it is more likely than not that such assets will not be realized. Therefore, no financial statement benefit has been taken for the deferred tax assets, as of the filing date.

Prior to September 5, 2014, the date on which NWC and HLYK completed the Restructuring, the Company’s business was comprised of the operations of NWC, which at the time was an LLC comprised of two members. All income taxes resulting from the operation of NWC were passed through to the personal income tax returns of the LLC members. Subsequent to September 5, 2014, HLKD reports the consolidated operations of NWC and HLKD in its tax returns. On a consolidated basis, the Company did not have any tax liability for 2018 or 2019 due to its pre-tax losses. Such return filings are being reviewed by management, based upon the Company failing to meet the S-Corporation status, as described. The Company believes there would be no tax liability created for the S corporation failure, since the Company has had losses for the periods presented in this filing.

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2020. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on the accrual basis.

The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2020 and 2019.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 19 – SEGMENT REPORTING

The Company has four reportable segments: Health Services, Digital Healthcare, ACO/MCO and Medical Distribution. Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Company’s Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired with CHM, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the year ended December 31, 2020 was as follows:

	Year Ended December 31, 2020
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,743,811	$	---	$	---	$	---	$4,743,811
Medicare shared savings revenue		---		---		767,744		---	767,744
Consulting revenue		---		---		432,977		---	432,977
Product revenue		---		---		---		188,588	188,588
Total revenue		4,743,811		---		1,200,721		188,588	6,133,120

Operating Expenses
Practice salaries and benefits		2,581,481		---		---		---	2,581,481
Other practice operating expenses		2,149,118		---		---		---	2,149,118
Medicare shared savings expenses		---		---		1,017,494		---	1,017,494
Cost of product revenue		---		---		---		146,461	146,461
Selling, general and administrative expenses		---		3,017,115		---		45,914	3,063,029
Depreciation and amortization		107,341		2,379		---		137,646	247,366
Total Operating Expenses		4,837,940		3,019,494		1,017,494		330,021	9,204,949

(Loss) income from operations		$(94,129)		$(3,019,494)		$183,227		$(141,433)	$(3,071,829)

Other Segment Information
Interest expense		$40,070		$208,977	$	---		$712	$249,759
Loss on sales of marketable securities	$	---		$282,107	$	---	$	---	$282,107
Loss on extinguishment of debt	$	---		$1,347,371	$	---	$	---	$1,347,371
Amortization of original issue and debt discounts on convertible notes	$	---		$530,930	$	---	$	---	$530,930
Change in fair value of debt	$	---		$381,835	$	---	$	---	$381,835
Change in fair value of derivative financial instruments	$	---		$(739,485)	$	---	$	---	$(739,485)
Change in fair value of contingent acquisition consideration	$	---		$(75,952)	$	---	$	---	$(75,952)
Litigation settlement expense	$	---		$706,862	$	---	$	---	$706,862

	December 31, 2020
Identifiable assets		$2,120,714		$192,568	$1,115,148	$3,450,013	$6,878,443
Goodwill	$	---	$	---	$381,856	$766,249	$1,148,105

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 19 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2019 was as follows:

	Year Ended December 31, 2019
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,018,818	$	---	$	---	$	---	$4,018,818
Medicare shared savings revenue		---		---		---		---	---
Consulting revenue		---		---		---		---	---
Product revenue		---		---		---		---	---
Total revenue		4,018,818		---		---		---	4,018,818

Operating Expenses
Practice salaries and benefits		2,393,954		---		---		---	2,393,954
Other practice operating expenses		1,845,070		---		---		---	1,845,070
Medicare shared savings expenses		---		---		---		---	---
Cost of product revenue		---		---		---		---	---
Selling, general and administrative expenses		---		2,915,419		---		---	2,915,419
Depreciation and amortization		71,006		2,379		---		---	73,385
Total Operating Expenses		4,310,030		2,917,798		---		---	7,227,828

Loss from operations		$(291,212)		$(2,917,798)	$	---	$	---	$(3,209,010)

Other Segment Information
Interest expense		$22,782		$221,303	$	---	$	---	$244,085
Loss on extinguishment of debt	$	---		$1,229,777	$	---	$	---	$1,229,777
Financing cost	$	---		$135,528	$	---	$	---	$135,528
Amortization of original issue and debt discounts on convertible notes	$	---		$1,260,513	$	---	$	---	$1,260,513
Change in fair value of debt	$	---		$121,508	$	---	$	---	$121,508
Change in fair value of derivative financial instruments	$	---		$(671,822)	$	---	$	---	$(671,822)

	December 31, 2019
Identifiable assets	$2,356,886		$117,802	$	---	$	---	$2,474,688
Goodwill	$71,866	$	---	$	---	$	---	$71,866

The Digital Healthcare segment recognized revenue of $5,251 and $6,374 in the years ended December 31, 2020 and 2019, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2020 and 2019:

	As of December 31, 2020
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$1,336,350	$1,336,350
Contingent acquisition consideration		---		---	1,500,440	1,500,440

Total	$	---	$	---	$2,836,790	$2,836,790

	As of December 31, 2019
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$723,482	$723,482
Notes payable to related party		---		---	193,007	193,007
Derivative financial instruments		---		---	991,288	991,288
Contingent acquisition consideration		---		---	500,000	500,000

Total	$	---	$	---	$2,407,777	$2,407,777

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019

Convertible notes payable	$(300,899)	$(97,410)
Notes payable to related party	(80,936)	(24,098)
Derivative financial instruments	739,485	671,822
Contingent acquisition consideration	75,952	---

Total	$433,602	$550,314

NOTE 21 – SUBSEQUENT EVENTS

On January 6, 2021, the holder of the Company’s four remaining fixed rate convertible promissory notes with a face value of $1,038,500 agreed to extend the maturity date to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder from dates between July 2021 and March 2022 until March 2023.

On January 14, 2021, the Company and the holder entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 on outstanding convertible notes, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell in shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the above convertible notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share.

HEALTHLYNKED CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 21 – SUBSEQUENT EVENTS (CONTINUED)

On July 20, 2020, Empery Asset Master Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (“Empery”) filed a complaint against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company’s acquisition of CHM, in which the Company issued stock consideration of 2,240,838 common shares, triggered a change of control clause in warrants held by Empery that would allow Empery to demand cash value for their warrants. On January 15, 2021, Empery agreed to fully exercise warrants to purchase shares of the Company’s common stock held by them with respect to 8,000,000 warrants issued pursuant to a Securities Purchase Agreement dated July 22, 2018 (the “Empery Warrants”). The Empery Warrants were exercised pursuant to a cashless exercise provision contained in the original warrant agreements, which resulted in the issuance of 7,000,000 shares of the Company’s common stock. As a result of the exercise of the Empery Warrants, Empery and the Company entered into a stipulation of dismissal to dismiss with prejudice the litigation between Empery and the Company. Empery also agreed to a 180-day leak out provision, whereby it may not sell shares of the Company’s common stock issued pursuant to the Empery Warrant exercise after the effective date in excess of 5% of the Company’s daily trading volume for the first 90 days after issuance of the shares and 10% of the Company’s daily volume for the next 90 days.

Subsequent to December 31, 2020 and through March 30, 2021, the Company sold 11,787,766 shares of common stock in 46 separate private placement transactions. The Company received $3,488,725 in proceeds from the sales. In connection with these stock sales, the Company also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. The Company also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions with the Company
Michael Dent, MD	56	Chief Executive Officer and Chairman of the Board of Directors
George O’Leary	58	Chief Financial Officer and Director
Robert Mino	45	Director
Robert Gasparini	66	Director
Heather Monahan	46	Director
Daniel Hall	48	Director

Michael T. Dent, MD, Founder, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dent founded the Naples Women’s Center in 1996 where he served as its principal executive from formation through February 2016. He is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014 and is responsible for its healthcare, information technology and life science investments. He has held key leadership positions in business development, operations, corporate development, and strategy in the healthcare and technology industries since the mid-90s. Prior to founding InLight Capital Partners, Dr. Dent was Founder, Chairman and Chief Executive Officer of NeoGenomics Laboratories (Nasdaq: NEO) where he was on the Board of Directors from 1998 until July 2015. As a retired physician, Dr. Dent is uniquely qualified to understand the challenges and opportunities in healthcare and emerging technologies. Dr. Dent received his bachelor’s degree from Davidson College, where he majored in both Biology and Pre-Med, and went on to earn his medical degree from The University of South Carolina in Charleston, South Carolina. Dr. Dent also attended Florida Gulf Coast University’s Business Executive Education program. Dr. Dent holds a board affiliation with MedOfficeDirect (Founder). Our board of directors believes Dr. Dent’s perspective as the founder of the Company, his industry knowledge and prior experience as a director of a public company and familiarity with public company governance, provide him with the qualifications and skills to serve as a director.

George G. O’Leary, Chief Financial Officer and Member of the Board of Directors. Mr. O’Leary has served as our Chief Financial Officer since August 6, 2014. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. He is a financially trained senior executive specializing in innovative strategic problem solving across functional and industry boundaries. Mr. O’Leary was the Vice-Chairman of the Board of Directors of Timios Holdings Corp. from March 2014 through January 2021 and on the Board of Directors of MedOfficeDirect since October 2013. From June 2009 to May 2013 Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. Mr. O’Leary started SKS with the mission to help companies focus on high growth initiatives and execution of their core business while shedding non-core business assets. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

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

Heather Monahan, Director. Ms. Monahan is a best-selling author, keynote speaker, Ted-X speaker, Executive Coach and founder of Boss In Heels. Ms. Monahan is a Glass Ceiling Award winner, was named one of the most Influential Women in Radio in 2017 and was selected as a Limit Breaking Female Founder by Thrive Global in 2018. Her book “Confidence Creator” was #1 on Amazon’s Business Biographies and Business Motivation lists the first week it debuted. Her podcast, Creating Confidence, which features noteworthy celebrities and entrepreneurs, debuted on the Top 200 Apple podcasts. Ms. Monahan was named one of the Top 40 Female Keynote Speakers for 2020 by Real Leaders. Her Ted-X talk was promoted to TED and translated into 6 languages. Harper Collins Leadership is publishing her new book, Leapfrogging Villains, in 2021. Ms. Monahan has been featured in USA Today, CNN, Forbes, Fast Company and The Steve Harvey Show, and recently was named a Guest Professor at Harvard.

Daniel Hall, Director. Mr. Hall began his career performing a wide variety of accounting services for a wholly owned subsidiary of ConAgra. In 1995, Mr. Hall transitioned into the medical device industry when he began working for Arthrex, Inc., a world leader in orthopedic surgical device design, research, manufacturing and medical education. He has held various positions of increasing responsibility culminating in his current role as Vice-President of Shareholder Relations and Taxation, where he is responsible for the global enterprise’s treasury, investment, financial audit, tax strategy/compliance, and corporate structuring activities. In addition to his role with Arthrex, Mr. Hall is also Vice-President of Krisdan Management, Inc. a Single-Family Office. In this capacity, he is responsible for ultra-high net worth tax planning, strategy and compliance, as well as trust and estate planning, investment oversight, philanthropy and financial reporting. Mr. Hall earned a BS in Business Administration and Accounting from North Dakota State University. Mr. Hall is a also Florida registered Certified Public Accountant and a member of both the American Institute of Certified Public Accountants (AICPA) and the Florida Institute of Certified Public Accountants (FICPA).

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

Based on this review, Mr. Gasparini, Ms. Monahan and Mr. Mino would be considered independent directors of the Company.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2020, all such forms were filed in a timely fashion.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to adopt one as we further develop our infrastructure and business.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2020 and 2019:

						All
				Stock	Option	Other
		Salary	Bonus	Awards(1)	Awards	Compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2020	35,000	---	---	---	---	35,000
(Chief Executive Officer)	2019	49,808	---	---	---	---	49,808

George O’Leary	2020	193,973	---	18,496	---	---	212,469
(Chief Financial Officer)	2019	195,654	---	19,000	---	---	214,654

Robert Horel (2)	2020	---	---	---	---	---	---
(Chief Marketing Officer)	2019	27,288	---	---	---	---	27,288

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. O’Leary in include 100,000 shares granted in 2019 and 100,000 shares granted in 2020 pursuant to Mr. O’Leary’s Extension Letter Agreement.
(2)	Mr. Horel was terminated with an effective date of January 31, 2019.

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

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options that have not vested as of December 31, 2020 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	750,000	---	---	$0.08	7/1/2026
(Chief Executive Officer)

George O’Leary	400,000	---	---	$0.08	7/1/2026
(Chief Financial Officer)	600,000	450,000	450,000	$0.31	6/30/2028

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

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2020, we had 655,925 shares issuable to our directors under such compensation arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2021 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 1265 Creekside Parkway, Suite 301, Naples, Florida 34108. As of March 30, 2021, we had 226,075,381 common shares and 2,750,000 Series B Preferred shares issued and outstanding.

	Number of Common Shares (1)	Percent of Class (Common Stock)(2)	Number of Series B Preferred Shares	Percent of Class (Series B Preferred Stock) (3)	Total Percentage Held (Common and Series B Preferred) (4)
Dr. Michael Dent, Chief Executive Officer and Chairman (5)	95,540,717	40.37%	2,750,000	100.00%	72.42%
George O’Leary, Chief Financial Officer, Chief Operating Officer and Director (6)	4,894,828	2.15%	---	---	*
Robert Gasparini, Director (7)	1,552,214	*	---	---	*
Robert Mino, Director (8)	289,286	*	---	---	*
Heather Monahan, Director	---	---	---	---	---
Daniel Hall, Director	---	---	---	---	---
All officers and directors as a group (6 persons)	102,277,045	42.91%	2,750,000	100.00%	73.50%
5% Stockholders:
Iconic Holdings, LLC (9)	22,584,931	9.99%	---	---	7.18%

*	less than 1%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Based on 226,075,381 shares of common stock issued and outstanding as of March 30, 2021.
(3)	Based on 2,750,000 shares of Series B Preferred stock issued and outstanding as of March 30, 2021.
(4)	Reflects total percentage of combined voting power based on 100 votes per share of Series B Preferred stock outstanding.
(5)	Beneficial ownership of common shares includes (i) 2,958,640 shares of common stock held by Dr. Dent directly, (ii) 81,996,472 shares of common stock held in the name of Mary S. Dent Gifting Trust, (iii) 9,835,605 shares of common stock issuable upon exercise of warrants, and (iv) 750,000 vested employee stock options. Beneficial ownership of Series B preferred shares includes 2,750,000 shares of Series B Preferred Shares held in the name of the Michael Thomas Dent Declaration of Trust that are convertible into 13,750,000 shares of common stock any time after December 31, 2022 and that have that number of votes equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), or the equivalent of 275,000,000 votes.
(6)	Includes (i) 2,100,000 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, (ii) 1,507,328 shares of common stock held by George O’Leary directly, (iii) 150,000 shares of common stock held by Mr. O’Leary’s spouse, (iv) 75,000 shares of common stock issuable upon exercise of warrants held by Mr. O’Leary’s spouse, and (v) 1,062,500 vested employee stock options. Excludes 387,500 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 5, 2021.
(7)	Includes 1,113,048 shares of common stock held by Mr. Gasparini and his spouse and 439,166 shares of common stock issuable upon exercise of warrants.
(8)	Includes 192,857 shares of common stock held by Mr. Mino and 96,429 shares of common stock issuable upon exercise of warrants.
(9)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes up to 22,584,931 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation. Does not include (i) 8,955,150 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation, and (ii) up to 4,459,561 shares of common stock issuable under the Investment Agreement, which are subject to a 9.99% beneficial ownership limitation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Investment Transaction with Dr. Michael Dent – August 2020

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

Notes and Other Amounts Payable to Dr. Michael Dent

Amounts due to Dr. Dent as of December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020		2019
Due to related party:
Deferred compensation, Dr. Michael Dent		$300,600	$300,600
Accrued interest payable to Dr. Michael Dent		---	192,857
Total due to related party		300,600	493,457

Notes payable to related party:
Notes payable to Dr. Michael Dent and family (all current)	$	---	$743,955

On December 31, 2019, Dr. Dent agreed to further extend the maturity date on his then-outstanding notes payable until December 31, 2020 in exchange for (i) a new five-year warrant to purchase 1,157,143 shares of common stock at an exercise price of $0.14 per share, and (ii) an extension of the expiration date on the 2018 Dr. Dent Warrant from February 12, 2023 to January 1, 2025.

On September 21, 2020, the Company and Dr. Dent entered into an agreement pursuant to which the Company repaid all obligations under notes payable to Dr. Dent in exchange for one-time cash payment of $780,256. The payment was calculated as the face value of the notes of $646,000, plus $134,256 of interest accrued on the notes issued in 2017 and 2018. As part of the agreement, Dr. Dent agreed to forgive interest of $105,003 accrued on the remaining notes.

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement (“MCA”) with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 before closing fees (the “2020 MCA”). The Company was required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 was repaid, which occurred in July 2020.

During the years ended December 31, 2020 and 2019, the Company paid Dr. Dent’s spouse $132,864 and $139,423, respectively, in consulting fees pursuant to a consulting agreement.

Acquisition of MedOffice Direct, LLC – October 2020

On October 19, 2020, the Company acquired a 100% interest in MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. Under the terms of acquisition, the Company paid the following consideration: (i) 19,045,563 shares of Company common stock issued at closing, (ii) partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash paid by the Company, and (iii) up to 10,004,749 restricted shares of the Company’s common stock over a four-year period based on MOD achieving prescribed revenue targets in calendar years 2021 through 2024. Dr. Michael Dent, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, George O’Leary, the Chief Financial Officer and a director of the Company, and Robert Gasparini, a director of the Company, were members of MOD and received merger consideration in connection with the Merger as follows: (1) Dr. Dent received 10,573,745 shares of common stock at closing and may earn up to 5,554,452 additional common shares pursuant to the four-year earnout, (2) Mr. O’Leary received 1,130,213 shares of common stock at closing and may earn up to 593,707 additional common shares pursuant to the four-year earnout, and (3) Mr. Gasparini received 99,437 shares of common stock at closing and may earn up to 52,235 additional common shares pursuant to the four-year earnout.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2020, we had 655,925 shares issuable to our directors under such compensation arrangements and no shares had been issued.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2020 and 2019, our independent registered public accounting firm RBSM LLP billed us a total of $64,377 and $60,846, respectively, related to interim reviews and annual audits of our financial statements, $7,500 and $-0-, respectively, related to auditor consents and registration statements reviews, and $60,246 and $45,000, respectively, related to the audit of our acquired subsidiaries NCFM, CHM and MOD. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our board of directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	First Amendment to Agreement and Plan of Merger, dated May 18, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020)
2.2	Agreement and Plan of Merger by and among the Company, MOD FL, LLC, a Florida limited liability company and wholly owned subsidiary of Buyer (“Merger Sub”), MedOfficeDirect L.L.C. (the “MOD”) and certain of the members of MOD (Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on October 21, 2020)
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2020)
4.3*	Description of our Common Stock
10.1	Contribution Agreement by and among the Company, The Michael T. Dent, Trustee of the Mary S. Dent Gifting Trust dated January 31, 2006, Michael Thomas Dent, Trustee under the Michael Thomas Dent Declaration of Trust dated March 23, 1998, as amended, and Michael T. Dent dated August 20, 2020 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2020)
10.2	Warrant made to Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.3	Agreement, by and between the Company and Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.4	Form of Warrant made to DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021)
10.5	Form of Subscription Agreement, by and between the Company and DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 2, 2021)
10.6	Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.7 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.7	Amendment to Investment Agreement by and between the Company and Iconic Holdings, LLC dated May 19, 2020 (Filed as Exhibit 10.50 to the Company’s Post-Effective Amendment No. 4 to Form S-1 filed with the Commission on May 22, 2020)
10.8*	Form of Director’s Agreement
10.9	Form of Securities Purchase Agreement with Platinum Point Capital LLC dated April 2, 2020 (Filed as Exhibit 10.11 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.10	Form of Convertible Promissory Note with Platinum Point Capital LLC dated April 2, 2020 (Filed as Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.11	Form of Securities Purchase Agreement with Morningview Financial, LLC dated April 6, 2020 (Filed as Exhibit 10.13 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.12	Form of Convertible Promissory Note with Morningview Financial, LLC dated April 6, 2020 (Filed as Exhibit 10.14 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.13	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 6, 2020 (Filed as Exhibit 10.15 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.14	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 6, 2020 (Filed as Exhibit 10.16 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.15	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 30, 2020 (Filed as Exhibit 10.17 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
21.1*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
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

Dated: March 31, 2021

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

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2021
Michael Dent	(Principal Executive Officer)

/s/ George O’Leary	Chief Financial Officer and Director	March 31, 2021
George O’Leary	(Principal Financial and Accounting Officer)

/s/ Robert P. Mino	Director	March 31, 2021
Robert P. Mino

/s/ Robert Gasparini	Director	March 31, 2021
Robert Gasparini

/s/ Heather Monahan	Director	March 31, 2021
Heather Monahan

/s/ Daniel Hall	Director	March 31, 2021
Daniel Hall