Form 10-K/A
period 2020-12-31
HealthLynked Corp
filed 2021-04-20
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55768

HealthLynked Corp.

(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 Creekside Parkway, Suite 301, Naples, Florida

(Address of principal executive offices, including zip code)

239-513-1992

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,195,773, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.076. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 30, 2021, there were 226,075,381 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to HealthLynked Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on March 31, 2021 (the “Original Filing Date”), is being filed for the sole purpose of amending the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 4.3, Description of our Common Stock, which was inadvertently omitted from the Original Filing as a result of an administrative error.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1) See the Original Filing

(2) All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) The Exhibits below.

Exhibit No.	Exhibit Description
2.1	First Amendment to Agreement and Plan of Merger, dated May 18, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020)
2.2	Agreement and Plan of Merger by and among the Company, MOD FL, LLC, a Florida limited liability company and wholly owned subsidiary of Buyer (“Merger Sub”), MedOfficeDirect L.L.C. (the “MOD”) and certain of the members of MOD (Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on October 21, 2020)
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.2	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.3	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2018)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Filed as Exhibit 3.4 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2020)
4.3*	Description of our Common Stock
10.1	Contribution Agreement by and among the Company, The Michael T. Dent, Trustee of the Mary S. Dent Gifting Trust dated January 31, 2006, Michael Thomas Dent, Trustee under the Michael Thomas Dent Declaration of Trust dated March 23, 1998, as amended, and Michael T. Dent dated August 20, 2020 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2020)
10.2	Warrant made to Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.3	Agreement, by and between the Company and Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)

10.4	Form of Warrant made to DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021)
10.5	Form of Subscription Agreement, by and between the Company and DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 2, 2021)
10.6	Investment Agreement with Iconic Holdings LLC (Filed as Exhibit 10.7 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
10.7	Amendment to Investment Agreement by and between the Company and Iconic Holdings, LLC dated May 19, 2020 (Filed as Exhibit 10.50 to the Company’s Post-Effective Amendment No. 4 to Form S-1 filed with the Commission on May 22, 2020)
10.8^	Form of Director’s Agreement
10.9	Form of Securities Purchase Agreement with Platinum Point Capital LLC dated April 2, 2020 (Filed as Exhibit 10.11 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.10	Form of Convertible Promissory Note with Platinum Point Capital LLC dated April 2, 2020 (Filed as Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.11	Form of Securities Purchase Agreement with Morningview Financial, LLC dated April 6, 2020 (Filed as Exhibit 10.13 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.12	Form of Convertible Promissory Note with Morningview Financial, LLC dated April 6, 2020 (Filed as Exhibit 10.14 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.13	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 6, 2020 (Filed as Exhibit 10.15 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.14	Form of Convertible Promissory Note with Power Up Lending Group Ltd. dated April 6, 2020 (Filed as Exhibit 10.16 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
10.15	Form of Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 30, 2020 (Filed as Exhibit 10.17 to the Company’s Form 10-Q filed with the Commission on May 15, 2020)
21.1^	Subsidiaries
23.1*	Consent of RBSM LLP
31.1^	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2^	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1^	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2^	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101^	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	- Provided herewith
^	- Previously filed or furnished, as required, with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, HealthLynked Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2021

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer (Principal Executive Officer)

3