Form 10-Q
period 2021-03-31
HealthLynked Corp
filed 2021-05-17
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [               ] to [                ]

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 Creekside Parkway, Suite 302, Naples FL 34108
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

As of May 17, 2021, there were 228,092,306 shares of the issuer's common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current Assets
Cash	$3,341,728	$162,184
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of March 31, 2021 and December 31, 2020, respectively	125,305	87,153
Inventory	111,402	95,200
Prepaid expenses and other	41,070	59,003
Total Current Assets	3,619,505	403,540

Property, plant and equipment, net of accumulated depreciation of $204,353 and $177,457 as of March 31, 2021 and December 31, 2020, respectively	417,790	437,286
Intangible assets, net of accumulated amortization of $336,538 and $151,776 as of March 31, 2021 and December 31, 2020, respectively	5,417,000	5,601,762
Goodwill	1,148,105	1,148,105
ROU lease assets and deposits	417,497	435,855

Total Assets	$11,019,897	$8,026,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$876,581	$1,891,749
Contract liabilities	67,059	89,425
Lease liability, current portion	162,770	150,251
Due to related party, current portion	300,600	300,600
Government and vendor notes payable, current portion	438,281	411,427
Convertible notes payable, net of original issue discount and debt discount of $-0- and $-0- as of March 31, 2021 and December 31, 2020, respectively	—	1,336,350
Contingent acquisition consideration, current portion	689,083	701,961
Total Current Liabilities	2,534,374	4,881,763

Long-Term Liabilities
Government and vendor notes payable, long term portion	644,545	722,508
Contingent acquisition consideration, long term portion	1,447,057	798,479
Lease liability, long term portion	228,288	273,790

Total Liabilities	4,854,264	6,676,540

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 226,075,381 and 187,967,881 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	22,608	18,797
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,803,770 and 2,150,020 shares as of March 31, 2021 and December 31, 2020, respectively	424,317	262,273
Additional paid-in capital	35,324,321	22,851,098
Accumulated deficit	(29,608,363)	(21,784,910)
Total Shareholders’ Equity	6,165,633	1,350,008

Total Liabilities and Shareholders’ Equity	$11,019,897	$8,026,548

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue
Patient service revenue, net	$1,514,376	$1,336,940
Consulting and event revenue	87,655	—
Product revenue	182,663	—
Total revenue	1,784,694	1,336,940

Operating Expenses and Costs
Practice salaries and benefits	663,937	765,121
Other practice operating expenses	730,784	563,691
Medicare shared savings expenses	211,507	—
Cost of product revenue	168,596	—
Selling, general and administrative expenses	1,366,137	510,976
Depreciation and amortization	211,658	24,786
Total Operating Expenses and Costs	3,352,619	1,864,574

Loss from operations	(1,567,925)	(527,634)

Other Income (Expenses)
Loss on extinguishment of debt	(5,589,994)	(467,937)
Change in fair value of debt	(19,246)	35,965
Amortization of original issue and debt discounts on notes payable and convertible notes	—	(292,163)
Change in fair value of derivative financial instruments	—	740,355
Change in fair value of contingent acquisition consideration	(635,700)	(6,621)
Interest expense	(10,588)	(62,181)
Total other expenses	(6,255,528)	(52,582)

Net loss before provision for income taxes	(7,823,453)	(580,216)

Provision for income taxes	—	—

Net loss	$(7,823,453)	$(580,216)

Deemed dividend - amortization of beneficial conversion feature and down round adjustment to warrants	(88,393)	—

Net loss to common stockholders	$(7,911,846)	$(580,216)

Net loss per share to common stockholders, basic and diluted:
Basic	$(0.04)	$(0.01)
Fully diluted	$(0.04)	$(0.01)

Weighted average number of common shares:
Basic	213,279,052	114,601,960
Fully diluted	213,279,052	114,601,960

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity (Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	14,793,864	—	1,479	—		2,981,367	—	2,982,846
Fair value of warrants allocated to proceeds of common stock	—	—	—	—		1,406,515	—	1,406,515
Conversion of convertible notes payable to common stock	13,538,494	—	1,354	—		4,060,194	—	4,061,548
Fair value of warrants issued and modified in connection with conversion and retirement of convertible notes payable	—	—	—	—	—	3,201,138	—	3,201,138
Fair value of warrants issued for professional services	—	—	—	—	—	32,426	—	32,426
Consultant and director fees payable with common shares and warrants	475,000	—	48	—	114,500	122,781	—	237,329
Shares and options issued pursuant to employee equity incentive plan	240,310	—	24	—	(14,956)	52,337	—	37,405
Exercise of stock warrants	9,047,332	—	905	—	62,500	613,316	—	676,721
Exercise of stock options	12,500	—	1	—		3,149	—	3,150
Net loss	—	—	—	—	—	—	(7,823,453)	(7,823,453)

Balance at March 31, 2021	226,075,381	2,750,000	22,608	2,750	424,317	35,324,321	(29,608,363)	6,165,633

Balance at December 31, 2019	109,894,490	—	10,990	—	159,538	13,016,446	(16,029,654)	(2,842,680)

Sale of common stock	4,187,566	—	419	—	(59,000)	407,181		348,600
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	88,833	—	88,833
Conversion of convertible notes payable to common stock	4,672,612	—	467	—	51,652	600,441	—	652,560
Consultant and director fees payable with common shares and warrants	—	—	—	—	60,212	6,666	—	66,878
Shares and options issued pursuant to employee equity incentive plan	132,500	—	13	—	(7,161)	45,724	—	38,576
Net loss	—	—	—	—	—	—	(580,216)	(580,216)

Balance at March 31, 2020	118,887,168	—	11,889	—	205,241	14,165,291	(16,609,870)	(2,227,449)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(7,823,453)	$(580,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,658	24,786
Stock based compensation, including amortization of prepaid fees	307,160	118,257
Amortization of original issue discount and debt discount on convertible notes	—	292,163
Change in fair value of derivative financial instruments	—	(733,734)
Loss on extinguishment of debt	5,589,994	467,937
Change in fair value of debt	19,246	(35,965)
Change in fair value of contingent acquisition consideration	635,700	—
Changes in operating assets and liabilities:
Accounts receivable	(38,152)	9,090
Inventory	(16,202)	(19,141)
Prepaid expenses and deposits	4,032	62,562
ROU lease assets	24,234	80,760
Accounts payable and accrued expenses	(83,854)	(10,556)
Lease liability	(24,956)	(76,236)
Due to related party, current portion	—	16,106
Contract liabilities	(22,366)	—
Net cash used in operating activities	(1,216,959)	(384,187)

Cash Flows from Investing Activities
Acquisition of property and equipment	(7,399)	—
Net cash provided by investing activities	(7,399)	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	4,389,361	437,433
Proceeds from exercise of options and warrants	65,650	—
Proceeds from issuance of convertible notes	—	344,000
Repayment of convertible notes	—	(373,094)
Proceeds from related party loans	—	149,000
Repayment of related party loans	—	(79,327)
Repayment of notes payable	(51,109)	—
Net cash provided by financing activities	4,403,902	478,012

Net increase in cash	3,179,544	93,825
Cash, beginning of period	162,184	110,441

Cash, end of period	$3,341,728	$204,266

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$232	$15,016
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$—	$72,890
Common stock issuable issued during period	$66,161	$66,175
Incremental fair value of warrants modified to extend maturity date of convertible notes payable	126,502
Conversion of convertible note payable to common shares	$4,061,549	$652,560
Fair value of warrants issued in connection with conversion of convertible notes payable	$3,074,637	$—
Accrued liabilities relieved upon cashless exercise of warrants	$614,221	$—
Adoption of lease obligation and ROU asset	$—	$43,297
Derivative liabilities written off with repayment of convertible notes payable	$—	$51,798
Derivative liabilities written off with conversion of convertible notes payable	$—	$52,087
Reduction in contingent acquisition consideration	$—	$200,328

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

As of March 31, 2021, the Company operated in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 31, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

MARCH 31, 2021

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM and BTG are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $54,369 and $35,779 as of March 31, 2021 and December 31, 2020, respectively.

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. The Company was notified of the amount of Medicare shared savings and received payment for such savings in September 2020. Accordingly, the Company recognized Medicare shared savings revenue of $767,744 in the year ended December 31, 2020. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred. No revenue Medicare Shared Savings revenue was earned during the three months ended March 31, 2021 and 2020.

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $-0- and $47,864 as of March 31, 2021 and December 31, 2020, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $12,690 and $5,782 as of March 31, 2021 and December 31, 2020, respectively. There were no contract assets as of March 31, 2021 or December 31, 2020.

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $24,264 and $26,839 and as of March 31, 2021 and December 31, 2020, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $67,059 and $89,425 as of March 31, 2021 and December 31, 2020, respectively.

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds to the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and December 31, 2020, the Company had $3,087,985 and $18,227 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48.1% of total billings. Trade accounts receivable are recorded at this net amount. As of and March 31, 2021 and December 31, 2020, the Company’s gross patient services accounts receivable were $233,107 and $165,464, respectively, and net patient services accounts receivable were $112,125 and $71,655, respectively, based upon net reporting of accounts receivable. As of March 31, 2021 and December 31, 2020, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively. The Company also had $13,180 and $15,498 accounts receivable related to amounts billed under consulting contracts as of and March 31, 2021 and December 31, 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three months ended March 31, 2021 or 2020.

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

MARCH 31, 2021

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

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method. Convertible notes for which the maturity date has been extended and that qualify for debt extinguishment treatment are recorded at fair value on the extinguishment date and then revalued at the end of each reporting period, with the change recorded to the statement of operations under “Change in Fair Value of Debt.”

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three months ended March 31, 2021 or 2020, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

MARCH 31, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years three months ended March 31, 2021 and 2020, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2021 and December 31, 2020, potentially dilutive securities were comprised of (i) 59,742,034 and 51,352,986 warrants outstanding, respectively, (ii) 3,066,750 and 3,111,750 stock options outstanding, respectively, (iii) -0- and 10,298,333 shares issuable upon conversion of convertible notes, respectively, (iv) 200,000 and 200,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. Effective January 1, 2020, the Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. In prior periods, the Company used the Black-Scholes pricing model. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Certain of the Company’s warrants include a so-called down round provision. The Company accounts for such provisions pursuant to ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which calls for the recognition of a deemed dividend in the amount of the incremental fair value of the warrant due to the down round when triggered, warrants granted in connection with ongoing arrangements are more fully described in Note 14, Shareholders’ Equity.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, the ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – LIQUIDITY

As of March 31, 2021, the Company had cash balances of $3,341,728, working capital of $1,085,131 and accumulated deficit $29,608,363. For the three months ended March 31, 2021, the Company had a net loss of $7,823,453 and net cash used by operating activities of $1,216,959. Net cash used in investing activities was $7,399. Net cash provided by financing activities was $4,403,902, including $4,389,361 received from sales of common stock in private placement transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”) and $65,650 proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. The carrying value of the converted debt at the time of conversion, which equaled its fair value, was $1,355,596. Following the conversion, the Company had no further convertible debt outstanding.

The Company intends that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing its development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from fund raising efforts in 2021, (ii) profits generated by NCFM, BTG and CHM (including expected Medicare Shared Savings revenue projected to be received annually in the third fiscal quarter of each year), and (iii) the use of further outside funding sources. No assurances can be given that the Company will be able to access additional outside capital in a timely fashion. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 3 – LIQUIDITY (CONTINUED)

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, the Company implemented additional safety measures in its patient services locations and its corporate headquarters.

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

The total consideration fair value represents a transaction value of $1,764,672. The following table summarizes the fair value of consideration paid:

Cash	$500,000
Common Stock (3,968,254 shares)	1,000,000
Fair Value of Contingent Acquisition Consideration	299,672
Less cash received	(35,000)

Fair Value of Total Consideration	$1,764,672

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date. The fair value of the contingent acquisition consideration related to the future earn-out payments was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended March 31, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $11,308 and $6,621, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

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

$1,423,465

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

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

The fair value of the contingent acquisition consideration related to both the Current Earnout and the Future Earnout were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended March 31, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of $33,252 and $-0-, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$90,197
Prepayments	15,294
ACO physician contracts	1,073,000
Goodwill	381,856
Accounts payable	(32,848)
Deferred revenue	(104,034)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$1,423,465

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

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

The fair value of the contingent acquisition consideration related to the MOD Earnout Shares was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended March 31, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of $591,140 and $-0-, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Website	$3,538,000
Goodwill	766,249
Accounts payable and accruals	(160,762)
Notes payable	(90,759)
Deferred revenue	(52,998)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$3,999,730

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

On March 22, 2017, the Company granted to the investor in the Investment Agreement warrants to purchase 4,000,000 shares at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and was amortized over the initial period during which the Company was able access the financing, which began on May 15, 2017 and ended on May 15, 2020. The Company recognized general and administrative expense related to the cost of the warrants of $-0- and $12,802 in the three months ending March 31, 2021 and 2020, respectively.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

Medical equipment	$484,126	$484,126
Furniture, office equipment and leasehold improvements	138,017	130,617

Total property, plant and equipment	622,143	614,743
Less: accumulated depreciation	(204,353)	(177,457)

Property, plant and equipment, net	$417,790	$437,286

Depreciation expense during the three months ended March 31, 2021 and 2020 was $26,896 and $22,742, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(336,538)	(151,776)

Intangible assets, net	$5,417,000	$5,601,762

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

Amortization expense in the three months ended March 31, 2021 and 2020 was $184,762 and $2,044, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three months ended March 31, 2021 or 2020.

NOTE 8 – LEASES

The Company has four operating leases for office space related to its NWC, NCFM and BTG practices and to its corporate headquarters that expire in July 2023, May 2022, March 2023, and November 2023, respectively. As of March 31, 2021, the Company’s weighted-average remaining lease term relating to its operating leases was 2.2 years, with a weighted-average discount rate of 32.71%. The Company was also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Lease assets	$385,653	$417,913

Lease liabilities
Lease liabilities (short term)	$162,770	$150,251
Lease liabilities (long term)	228,288	273,790
Total lease liabilities	$391,058	$424,041

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

Lease expense in the three months ended March 31, 2021 and 2020 was as follow:

	Three Months Ended March 31,
	2021	2020

Operating leases	$65,511	$90,682
Financing leases	—	4,587

Total lease expense	$65,511	$95,269

Maturities of operating lease liabilities were as follows as of March 31, 2021:

2021 (April to December)	$213,854
2022	238,637
2023	140,944
Total lease payments	593,435
Less interest	(202,377)
Present value of lease liabilities	$391,058

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of March 31, 2021 and December 31, 2020 were as follow:

	March 31,	December 31,
	2021	2020

Patient services paid but not provided	$54,369	$35,779
Consulting services paid but not provided	—	47,864
Unshipped products	12,690	5,782
	$67,059	$89,425

Contract liabilities relates to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date, physical therapy services purchased as a prepaid bundle for which services have not yet been provided, and MOD products that have been ordered and paid for by the customer but which have not been shipped as of the measurement date. The Company typically satisfies its performance obligations related to such contracts upon completion of service or shipment of product. Payment is typically made in the period prior to the services being provided.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2021 and December 31, 2020 were comprised of deferred compensation in the amount of $300,600.

Retired Notes Payable to Dr. Dent

Our founder and CEO, Dr. Michael Dent, made loans to the Company from time to time in the form of unsecured promissory notes payable (the “Dent Notes”). The Dent Notes were repaid in full during September 2020 and had no balance as of March 31, 2021 or December 31, 2020. Prior to repayment, the Dent Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended March 31, 2021 and 2020 were $-0- and $(21,362), respectively. No interest was accrued on the Dent Notes as of March 31, 2020 or December 31, 2020. Interest expense on the Dent Notes was $-0- and $34,117 in the three months ended March 31, 2021 and 2020, respectively.

Other Amounts Due to Dr. Dent

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $149,000 (the “2020 MCA”). The Company was required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount was amortized over the life of the instrument. The Company made installment payments against the MCA of $-0- and $79,327, respectively, during the three months ended March 31, 2021 and 2020. The Company recognized amortization of the discount in the amount of $-0- and $18,012, respectively, during the three months ended March 31, 2021 and 2020. The 2020 MCA was repaid in full and retired during July 2020.

NOTE 11 – GOVERNMENT AND VENDOR NOTES PAYABLE

Government and vendor notes payable as of March 31, 2021 and December 31, 2020 were comprised of the following:

	March 31,	December 31,
	2021	2020

PPP loans	$632,826	$632,826
Disaster relief loans	450,000	450,000
Vendor note	—	51,109
Total government and vendor notes payable	1,082,826	1,133,935
Less: long term portion	(644,545)	(722,508)
Government and vendor notes payable, current portion	$438,281	$411,427

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 11 – GOVERNMENT AND VENDOR NOTES PAYABLE (CONTINUED)

In connection with the October 19, 2020 of MOD, the Company acquired (i) a PPP loan with an inception date of April 3, 2020 and a face value of $11,757, and (ii) a note payable to MOD’s primary product vendor with a remaining principal balance of $79,002 as of the acquisition date that was paid in full during the three months ended March 31, 2021.

Interest accrued on government and vendor notes payable as of March 31, 2021 and December 31, 2020 was $19,845 and $12,240, respectively. Interest expense on the loans was $7,605 and $-0- for the three months ended March 31, 2021 and 2020, respectively.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2021 and December 31, 2020 were comprised of the following:

	March 31,	December 31,
	2021	2020

$550k Note - July 2016	$—	$719,790
$50k Note - July 2016	—	71,611
$111k Note - May 2017	—	120,659
$357.5k Note - April 2019	—	424,290
	—	1,336,350
Less: unamortized discount	—	—
Convertible notes payable, net of original issue discount and debt discount	$—	$1,336,350

Interest expense and amortization of debt discount recognized on each convertible note outstanding during the three months ended March 31, 2021 and 2020 were as follows:

	Interest Expense		Amortization of Debt Discount
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020

$550k Note - July 2016	$2,351	$8,225	$—	$—
$50k Note - July 2016	219	1,247	—	—
$111k Note - May 2017	333	4,694	—	—
$357.5k Note - April 2019	1,469	829	—	—
$154k Note - June 2019	—	46	—	1,093
$67.9k Note - July 2019	—	707	—	7,252
$67.9k Note II - July 2019	—	177	—	2,813
$78k Note III - July 2019	—	492	—	6,208
$230k Note - July 2019	—	3,041	—	58,526
$108.9k Note - August 2019	—	2,545	—	20,960
$142.5k Note - October 2019	—	5,739	—	35,430
$103k Note V - October 2019	—	2,568	—	28,213
$108.9k Note II - October 2019	—	2,716	—	21,730
$128.5k Note - October 2019	—	3,204	—	31,949
$103k Note VI - November 2019	—	2,568	—	28,720
$78.8k Note II - December 2019	—	1,963	—	15,917
$131.3k Note - January 2020	—	2,805	—	6,945
$78k Note IV - January 2020	—	1,603	—	6,030
$157.5k Note - March 2020	—	906	—	2,365

	$4,372	$46,075	$—	$274,151

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

There were no unamortized discounts as of March 31, 2021 or December 31, 2020 related to convertible notes payable.

Certain of the Company’s convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended March 31, 2021 and 2020 and the fair value as of such instruments as of March 31, 2021 and December 31, 2020 were as follows:

	Change in Fair Value of Debt		Fair Value of Debt as of
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020

$550k Note - July 2016	$10,343	$(10,757)	$—	$719,790
$50k Note - July 2016	1,017	(1,116)	—	71,611
$111k Note - May 2017	1,706	(3,036)	—	120,659
$357.5k Note - April 2019	6,180	(6,453)	—	424,290

	$19,246	$(21,362)	$—	$1,336,350

Extension and Conversion – January 2021

On January 6, 2021, the holder of the Company’s four remaining fixed rate convertible promissory notes with a face value of $1,038,500 – comprised of a $550,000 6% fixed convertible secured promissory note dated July 7, 2016 (the “$550k Note”), a $50,000 10% fixed convertible commitment fee promissory note dated July 7, 2016 (the “$50k Note”), $81,000 of principal remaining on a $111,000 10% fixed convertible secured promissory note dated May 22, 2017 (the “$111k Note”), and a $357,500 10% fixed convertible note dated April 15, 2019 (the “$357.5k Note” and together with the $550k Note, the $50k Note and the $111k Note, the “Remaining Notes”) – agreed to extend the maturity date on the Remaining Notes to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder (the “Extended Warrants”) from dates between July 2021 and March 2022 until March 2023. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified Remaining Notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $126,502 in the three months ended March 31, 2021, equal to the incremental fair value of the Extended Warrants before and after the modification.

On January 14, 2021, the Company and the holder of the Remaining Notes entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 and $317,096 of accrued interest on the Remaining Notes into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell in shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the Remaining Notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. The carrying value of the converted debt at the time of conversion, which equaled its fair value, was $1,355,596. In connection with the conversion, the Company recognized a loss on debt extinguishment of $5,463,492 in the three months ended March 31, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest.

Convertible Note Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000. The $550k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.08 per share of the Company’s common shares and is secured by all of the Company’s assets. The $550k Note was scheduled to mature on January 14, 2021. The $550k Note was carried at fair value due to an extinguishment and reissuance recorded in 2017 and was revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The holder converted the full principal of $550,000, plus $180,129 of accrued interest, into 9,126,610 shares of common stock on January 14, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($50,000) – July 2016

On July 7, 2016, the Company entered into a 10% fixed convertible commitment fee promissory note with an investor with a face value of $50,000. The $50k Note was scheduled to mature on January 14, 2021. The $50k note was issued as a commitment fee payable to the Investment Agreement investor in exchange for the investor’s commitment to enter into the Investment Agreement, subject to registration of the shares underlying the Investment Agreement. The $50k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.10 per share. The $50k Note was carried at fair value due to an extinguishment and reissuance recorded in 2017 and is revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The holder converted the full principal of $50,000 plus $22,630 of accrued interest into 726,302 shares of common stock on January 14, 2021.

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.15 per share and is secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $0.75 per share. The $111k Note was scheduled to mature on January 14, 2021. On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $25,394 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted. The holder converted the remaining principal of $81,000 plus $180,129 of accrued interest into 815,787 shares of common stock on January 14, 2021.

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note had an interest rate of 10%, matures on December 31, 2020, and may be converted into common stock by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.15, or 2,383,333 shares. The holder converted the full principal of $357,500 plus $72,969 of accrued interest into 2,869,795 shares on January 14, 2021.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”). During the three months ended March 31, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During the three months ended March 31, 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

MARCH 31, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the three months ended March 31, 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the three months ended March 31, 2020 equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During the three months ended March 31, 2020, the holder converted principal of $75,000 and accrued interest of $6,335 into 1,779,322 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $90,732 in the three months ended March 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2021 and 2020 include the following:

	Three Months Ended March 31,
	2021	2020

Balance, beginning of period	$—	$991,288
Inception of derivative financial instruments related to issuance of convertible notes payable	—	72,890
Change in fair value of derivative financial instruments	—	(740,355)
Conversion or extinguishment of derivative financial instruments	—	(103,885)

Balance, end of period	$—	$219,938

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Three Months Ended March 31,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	—	0.05% to 1.61%
Expected life range (in years)	—	0.14 to 1.00
Volatility range	—	117.48% to 125.32%
Dividend yield	—	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During 2020, the Company retired all convertible notes for which the conversion rate was adjusted based on a discount to the market price of the Company’s common stock, which gave rise to ECF-related derivative financial instruments. Accordingly, the Company had no further derivative financial instruments outstanding as of March 31, 2021 or December 31, 2020.

NOTE 14 – SHAREHOLDERS’ EQUITY

Private Placements

During the three months ended March 31, 2021, the Company sold 11,787,766 shares of common stock in 46 separate private placement transactions. The Company received $3,488,725 in proceeds from the sales. In connection with the stock sales, the Company also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

During the three months ended March 31, 2020, the Company sold 2,412,087 shares of common stock in seven separate private placement transactions. The Company received $315,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 1,134,616 five-year warrants to purchase shares of common stock at an exercise price of $0.23 and 71,429 five-year warrants to purchase shares of common stock at an exercise price of $0.24 per share.

Investment Agreement Draws

During three months ended March 31, 2021 and 2020, the Company issued 3,006,098 and 1,331,432 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $900,636 and $122,433, respectively, in net proceeds from the draws.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Shares issued to Consultants

During the three months ended March 31, 2021 and 2020, the Company issued 475,000 and -0- common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $122,829 and $-0- in the three months ended March 31, 2021 and 2020, respectively.

Common Stock Issuable

As of March 31, 2021 and December 31, 2020, the Company was obligated to issue the following shares:

	March 31, 2021		December 31, 2020
	Amount	Shares	Amount	Shares

Shares issuable to consultants, employees and directors	$361,817	2,178,770	$262,273	2,150,020
Shares issuable pursuant to warrant exercise	62,500	625,000	—	—
	$424,317	2,803,770	$262,273	2,150,020

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2021 and 2020 are summarized as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	51,352,986	$0.14	47,056,293	$0.21
Granted during the period	19,585,790	$0.34	1,277,474	$0.23
Exercised during the period	(11,196,742)	$(0.06)	—	$—
Outstanding at end of the period	59,742,034	$0.22	48,333,767	$0.21

Exercisable at end of the period	59,742,034	$0.22	45,058,874	$0.21

Weighted average remaining life	3.7 years		3.5 years

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2021:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,067,351	3.7	$0.07	15,067,351	$0.07
$0.10 to 0.24	11,549,499	2.8	$0.16	11,549,499	$0.16
$0.25 to 0.49	28,560,496	4.3	$0.31	28,560,496	$0.31
$0.50 to 1.00	4,564,688	2.3	$0.34	4,564,688	$0.34
$0.05 to 1.00	59,742,034	3.7	$0.22	59,742,034	$0.22

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the three months ended March 31, 2021 and 2020, the Company issued 19,585,790 and 1,277,474 warrants, respectively, the aggregate grant date fair value of which was $4,496,555 and $100,547, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	Three Months Ended March 31,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	0.38% to 0.86%	1.38% to 1.59%
Expected life range (in years)	3.00 to 5.00 years	5.00 years
Volatility range	170.58% to 193.21%	119.69% to 124.02%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior.

During the three months ended March 31, 2021, the Company received $62,500 upon the exercise of 625,000 warrants with an exercise price of $0.10. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020. There were no warrants exercised during the three months ended March 31, 2020.

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

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the three months ended March 31, 2021 and 2020:

	2021	2020
Outstanding at beginning of the period	2,603,528	1,874,063
Granted during the period	87,500	207,500
Forfeited during the period	(2,500)	(62,500)
Outstanding at end of the period	2,688,528	2,019,063

Shares vested at period-end	2,488,528	1,700,313
Weighted average grant date fair value of shares granted during the period	$0.11	$0.10
Aggregate grant date fair value of shares granted during the period	$4,050	$17,000
Shares available for grant pursuant to EIP at period-end	9,748,402	10,275,368

Total stock-based compensation recognized for employee grants under the EIP was $12,821 and $17,696 during the three months ended March 31, 2021 and 2020, respectively. Total unrecognized stock compensation related to these grants was $12,521 as of March 31, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

A summary of the status of nonvested shares issued pursuant to the EIP as of and for the three months ended March 31, 2021 and 2020 is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	200,000	$0.17	332,500	$0.17
Granted	87,500	$0.11	207,500	$0.10
Vested	(87,500)	$0.12	(158,750)	$0.08
Forfeited	—	$—	(62,500)	$0.07
Nonvested at end of period	200,000	$0.16	318,750	$0.19

During the three months ended March 31, 2021 and 2020, the Company issued 240,310 and 132,500 shares to employees under the EIP pursuant to the grants and vesting described in the tables above.

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the three months ended March 31, 2021 and 2020:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,111,750	$0.20	3,269,250	$0.21
Granted during the period	—	$—	20,000	$0.11
Exercised during the period	(12,500)	$(0.25)	—	$—
Forfeited during the period	(32,500)	$(0.16)	(80,000)	$(0.26)
Outstanding at end of the period	3,066,750	$0.20	3,209,250	$0.20

Options exercisable at period-end	2,276,750		1,926,125
Weighted average remaining life (in years)	6.4		7.4
Weighted average grant date fair value of options granted during the period	$—		$0.08
Options available for grant at period-end	9,823,402		10,275,368

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2021:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ — to 0.10	1,283,000	4.7	$0.08	1,283,000	0.08
$0.11 to 0.31	1,783,750	7.6	$0.28	993,750	0.29
$0.08 to 0.31	3,066,750	6.4	$0.20	2,276,750	$0.17

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Total stock-based compensation recognized related to option grants was $18,334 and $20,880 during the three months ended March 31, 2021 and 2020, respectively.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the three months ended March 31, 2021 and 2020 is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,044,375	$0.21	1,636,250	$0.22
Granted	—	$—	20,000	$0.08
Vested	(225,000)	$0.21	(293,125)	$0.20
Forfeited	(29,375)	$0.12	(80,000)	$0.21
Nonvested at end of period	790,000	$0.22	1,283,125	$0.22

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION

Contingent acquisition consideration as of March 31, 2021 and December 31, 2020 was comprised of the following:

	March 31,	December 31,
	2021	2020

Fair value of HCFM contingent acquisition consideration	$312,544	$301,236
Fair value of CHM contingent acquisition consideration	715,913	682,661
Fair value of MOD contingent acquisition consideration	1,107,683	516,543

	$2,136,140	$1,500,440

Contingent acquisition consideration relates to future earn-out payments potentially payable related to the Company’s acquisitions of HCFM, CHM and MOD. The terms of the earn-outs related to each acquisition require the Company to pay the former owners additional acquisition consideration for the achievement of prescribed revenue and/or earnings targets for performance of the underlying business for up to four years after the respective acquisition date. Contingent acquisition consideration for each entity is recorded at fair value using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” Loss from the change in fair value of contingent acquisition consideration was $635,700 and $6,621 during the three months ended March 31, 2021 and 2020, respectively.

Maturities of contingent acquisition consideration were as follows as of March 31, 2021:

2021 (April to December)	$689,083
2022	429,612
2023	507,557
2024	509,888
$2,136,140

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of March 31, 2021:

2021 (April to December)	$213,854
2022	238,637
2023	140,944
Total lease payments	593,435
Less interest	(202,377)
Present value of lease liabilities	$391,058

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services division. The agreements generally call for a fixed salary at the beginning of the contract with a transaction to performance-based pay later in the contract.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On July 1, 2016, the Company entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors, extending his prior agreement with the Company. If Mr. O’Leary’s employment is terminated by the Company (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary and the Company shall maintain his employee benefits for a period of twelve (12) months beginning on the date of termination. In the event that Mr. O’Leary terminates the agreement, he shall be entitled to any accrued by unpaid salary and other benefits up to and including the date of termination. On July 1, 2018, the Company and Mr. O’Leary entered into an Extension Letter Agreement pursuant to which Mr. O’Leary was increased to full time employment (previously half-time) and agreed to extend the term of his employment to September 30, 2022. In addition to a base salary, the extension provides Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2021 was as follows:

	Three Months Ended March 31, 2021
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,514,376	$—	$—	$—	$1,514,376
Consulting and event revenue	—	11,113	76,542	—	87,655
Product revenue	—	—	—	182,663	182,663
Total revenue	1,514,376	11,113	76,542	182,663	1,784,694

Operating Expenses
Practice salaries and benefits	663,937	—	—	—	663,937
Other practice operating expenses	730,784	—	—	—	730,784
Medicare shared savings expenses	—	—	211,507	—	211,507
Cost of product revenue	—	—	—	168,596	168,596
Selling, general and administrative expenses	—	1,305,320	—	60,817	1,366,137
Depreciation and amortization	28,323	595	—	182,740	211,658
Total Operating Expenses	1,423,044	1,305,320	211,507	412,153	3,352,619

(Loss) income from operations	$91,332	$(1,294,802)	$(134,965)	$(229,490)	$(1,567,925)

Other Segment Information
Interest expense	$4,197	$6,282	$—	$109	$10,588
Loss on extinguishment of debt	$—	$5,589,994	$—	$—	$5,589,994
Change in fair value of debt	$—	$19,246	$—	$—	$19,246
Change in fair value of contingent acquisition consideration	$—	$635,700	$—	$—	$635,700

	March 31, 2021
Identifiable assets	$2,411,744	$3,043,929	$1,128,491	$3,287,628	$9,871,792
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

	December 31, 2020
Identifiable assets	$2,120,714	$192,568	$1,115,148	$3,450,013	$6,878,443
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2020 was as follows:

	Three Months Ended March 31, 2020
	Health Services	Digital Healthcare	ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net	$1,336,940	$—		$—		$—	$1,336,940
Consulting revenue	—	—		—		—	—
Product revenue	—	—		—		—	—
Total revenue	1,336,940	—		—		—	1,336,940

Operating Expenses
Practice salaries and benefits	765,121	—		—		—	765,121
Other practice operating expenses	563,691	—		—		—	563,691
Medicare shared savings expenses	—	—		—		—	—
Cost of product revenue	—	—		—		—	—
Selling, general and administrative expenses	—	510,976		—		—	510,976
Depreciation and amortization	24,191	595		—		—	24,786
Total Operating Expenses	1,353,003	511,571		—		—	1,864,574

Loss from operations	$(16,063)	$(511,571)		$—		$—	$(527,634)

Other Segment Information
Interest expense	$5,536	$56,645		$—		$—	$62,181
Loss on extinguishment of debt	$—	$467,937		$—		$—	$467,937
Amortization of original issue and debt discounts on convertible notes	$—	$292,163		$—		$—	$292,163
Change in fair value of debt	$—	$(35,965)		$—		$—	$(35,965)
Change in fair value of derivative financial instruments	$—	$(740,355)		$—		$—	$(740,355)
Change in fair value of contingent acquisition consideration	$—	$6,621		$—		$—	$6,621
Identifiable assets as of March 31, 2020	$2,175,990	$136,499	$	---	$	---	$2,312,489

The Digital Healthcare segment recognized revenue of $180 and $1,356 in the three months ended March 31, 2021 and 2020, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

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

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Contingent acquisition consideration	$—	$—	$2,136,140	$2,136,140

Total	$—	$—	$2,136,140	$2,136,140

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	As of December 31, 2020
				Total
	Level 1	Level 2	Level 3	Fair Value
Convertible notes payable	$—	$—	$1,336,350	$1,336,350
Contingent acquisition consideration	—	—	1,500,440	1,500,440

Total	$—	$—	$2,836,790	$2,836,790

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

Convertible notes payable	$(19,246)	$21,362
Notes payable to related party	—	14,603
Derivative financial instruments	—	740,355
Contingent acquisition consideration	(635,700)	(6,621)

Total	$(654,946)	$769,699

NOTE 19 – SUBSEQUENT EVENTS

On May 6, 2021, the Company received notification of forgiveness of $277,795 principal and $2,709 accrued interest related to certain PPP Loans taken by the Company during 2020.

Subsequent to March 31, 2021 and through May 14, 2021, the Company sold 375,276 shares of common stock in 6 separate private placement transactions. The Company received $260,000 in proceeds from the sales. In connection with these stock sales, the Company also issued 187,638 five-year warrants to purchase shares of common stock at exercise prices between $0.85 and $0.90 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. Our Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States we acquired on October 19, 2020.

Recent Developments

During the three months ended March 31, 2021, we sold 11,787,766 shares of common stock in 46 separate private placement transactions. We received $3,488,725 in proceeds from the sales. In connection with these stock sales, we also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. During the same period, we also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636. See “Liquidity and Capital Resources-Significant Liquidity Events-Investment Agreement” below for further details on the Investment Agreement.

Critical accounting policies and significant judgments and estimates

See Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes the changes in our results of operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%

Patient service revenue, net	$1,514,376	$1,336,940	$177,436	13%
Consulting and event revenue	87,655	—	*	*
Product revenue	182,663	—	*	*
Total revenue	1,784,694	1,336,940	447,754	33%

Operating Expenses and Costs
Practice salaries and benefits	663,937	765,121	(101,184)	13%
Other practice operating expenses	730,784	563,691	167,093	30%
Medicare shared savings expenses	211,507	—	*	*
Cost of product revenue	168,596	—	*	*
Selling, general and administrative expenses	1,366,137	510,976	855,161	1,67%
Depreciation and amortization	211,658	24,786	186,872	754%
Loss from operations	(1,567,925)	(527,634)	(1,040,291)	197%

Other Income (Expenses)
Loss on extinguishment of debt	(5,589,994)	(467,937)	(5,122,057)	1,095%
Change in fair value of debt	(19,246)	35,965	(55,211)	154%
Amortization of original issue and debt discounts on notes payable and convertible notes	—	(292,163)	292,163	100%
Change in fair value of derivative financial instruments	—	740,355	(740,355)	100%
Change in fair value of contingent acquisition consideration	(635,700)	(6,621)	(629,079)	9,501%
Interest expense	(10,588)	(62,181)	51,593	83%
Total other expenses	(6,255,528)	(52,582)	(6,202,946)	11,797%

Net loss	$(7,823,453)	$(580,216)	$(7,243,237)	1,248%

* - Denotes new line item on statement of operations resulting from acquisitions of CHM in May 2020 and MOD in October 2020 for which there was no corresponding activity in the three months ended March 31, 2020.

Revenue

Patient service revenue increased by $177,436, or 13% year-over-year, primarily as a result of increased patient service revenue at our NCFM practice of $136,113, increases at our BTG practice of $23,724, and increases at our NWC practice of $17,599.

Consulting and event revenue for the three-month period ending March 31, 2021 was $87,655. Consulting revenue of $76,452 was earned by the ACO/MSO Division comprised of the operations acquired with CHM in May 2020. Event revenue of $11,113 was earned in connection with the HealthLynked Future of Healthcare Summit held in March 2021.

Product revenue was $182,663. Product revenue was earned by the Medical Distribution Division comprised of the operations acquired with MOD in October 2020.

Operating Expenses and Costs

Practice salaries and benefits decreased by $101,184, or 13%, in the three months ended March 31, 2021 primarily as a result of downsizing efforts at our NWC practice totaling $39,010 and cost reduction at our NCFM practice of $55,253.

Other practice operating costs increased by $167,093, or 30%, in the three months ended March 31, 2021 corresponding to increased revenue at each of our three patient service practices.

Medicare shared savings expenses for the three months ended March 31, 2021 was $211,507. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO. There was no corresponding Medicare shared savings expense in the three months ended March 31, 2020 as CHM was acquired in May 2020.

Cost of product revenue was $168,596 in the three months ended March 31, 2021. Cost of product revenue relates to the cost of medical products sold by the newly formed Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020.

Selling, general and administrative costs increased by $855,161, or 167%, in the three months ended March 31, 2021 primarily due to increased stock-based consulting fees, cash-based legal and consulting fees, more personnel in our corporate function in connection with our continued expansion, and higher advertising and promotional costs associated with marketing of the HealthLynked Network and related products.

Depreciation and amortization increased the three months ended March 31, 2021 by $186,872, or 754%, compared to the same period in 2020, primarily as a result of amortization of finite-lived intangible assets acquired in the MOD acquisition.

Loss from operations increased by $1,040,291, or 197%, in the three months ended March 31, 2021 when compared to the same period in 2020, primarily as a result of increased selling, general and administrative costs related to our expansion as well as amortization of intangibles from MOD, offset by increases in each of our revenue streams.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended March 31, 2021 increased by $5,122,057, or 1,095%, as compared to the same period in 2020, as a result of a January 2021 transaction pursuant to which the holder of convertible notes with a face value of $1,038,500 and $317,096 of accrued interest agreed to convert the notes pursuant to the original note terms and agreed to a leak-out provision on the received shares in exchange for a five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, we recognized a loss on debt extinguishment of $5,463,592 in the three months ended March 31, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest.

Change in fair value of debt increased by $55,211, or 154%, for the three months ended March 31, 2021 when compared to the same period in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value.

Amortization of original issue and debt discounts was $292,163 for the three months ended March 31, 2021i due to the retirement in 2020 of all floating rate convertible notes that with discounts subject to amortization.

Gains from the change in fair value of derivative financial instruments was $740,355 for the three months ended March 31, 2021. We retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives, so there were no such charges in 2021.

Change in fair value of contingent acquisition consideration increased by $629,079, or 9,501%, in the three months ended March 31, 2021 when compared to the same period in 2020. Fair value of contingent acquisition consideration relates to future acquisition consideration that may be payable if certain prescribed performance milestones are met by businesses acquired by us, including NCFM (acquired in April 2019), CHM (acquired in May 2020), and MOD (acquired in October 2020). The fair value of contingent acquisition consideration is remeasured at each reporting period using a probability-weighted discounted cash flow model. The large increase in 2021 was due primarily to the increase in fair value of contingent acquisition consideration related to our acquisition of MOD, which is payable in a fixed number of shares upon achievement of annual revenue milestones of the underlying business between 2021 and 2024. Due in large part to an increase in our stock price during the first quarter of 2021, the fair value of the liability increased by $591,140.

Interest expense decreased by $51,593, or 83%, for the three months ended March 31, 2021 when compared to the same period in 2020, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020, combined with low-interest government loans added to our balance sheet, resulting in substantially lower debt balances in 2021.

Total other expenses increased by $6,202,946, or 11,797%, in the three months ended March 31, 2021 when compared to the same period in 2020 primarily as a result of a $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, an increase in losses from the change in fair value of contingent acquisition due to the fixed-share structure of the MOD contingent consideration, and a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021.

Net loss increased by $7,243,237, or 1,248%, in the three months ended March 31, 2021 when compared to the same period in 2020 primarily as a result of a $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, increased selling, general and administrative costs related to our expansion, an increase in losses from the change in fair value of contingent acquisition due to the fixed-share structure of the MOD contingent consideration, and a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021. The increased losses were offset by increases in each of our revenue streams totaling $416,237.

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash balances of $3,341,728, working capital of $1,085,131 and accumulated deficit $29,608,363. For the three months ended March 31, 2021, we had a net loss of $7,823,453 and net cash used by operating activities of $1,216,959. Net cash used in investing activities was $7,399. Net cash provided by financing activities was $4,403,902, including $4,389,361 received from sales of our common stock in private placement transactions and puts pursuant to the July 2016 $3 million investment agreement (see “Significant Liquidity Events-Investment Agreement” below) and $65,650 proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding.

We intend that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing our development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from fund raising efforts in 2021, (ii) profits generated by NCFM, BTG and CHM (including expected Medicare Shared Savings revenue projected to be received annually in the third fiscal quarter of each year), and (iii) the use of further outside funding sources. No assurances can be given that we will be able to access additional outside capital in a timely fashion. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, the Company implemented additional safety measures in its patient services locations and its corporate headquarters.

Significant Liquidity Events

Historically, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

First Quarter 2021 Equity Transactions

During the three months ended March 30, 2021, we sold 11,787,766 shares of common stock in 46 separate private placement transactions. We received $3,488,725 in proceeds from the sales. In connection with these stock sales, we also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

Investment Agreement

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) with Iconic Holdings, LLC (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the Investor by us pursuant to a specified formula that limits the number of shares able to be put to the Investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended an additional two years to May 15, 2022. During the three months ended March 31, 2021 and 2020, we issued 3,006,098 and 1,331,432 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $900,636 and $122,423, respectively.

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

A summarized timeline of our strategic acquisition transactions and the related funding sources is as follows:

●	In July 2018 we raised approximately $1.8 million in the a private placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy.
●	In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation.
●	On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout.
●	On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.
●	On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock.
●	On October 19, 2020, the Company acquired MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, in exchange for (i) 19,045,563 restricted shares of the Company’s common stock valued at to $2,704,470, (ii) the issuance of an aggregate of up to 10,004,749 restricted shares of the buyer’s common stock valued at up to $2,602,330 over a four year period based on MOD achieving certain revenue targets, and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by us.
●	During the second half of 2020, we retired floating rate convertible debt with a face value of $1,012,750 through conversions and repayments and repaid related party notes with a face value of $646,000 in an effort to improve our balance sheet.
●	During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the full face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding.
●	During the three months ended March 31, 2021, we sold 11,787,766 shares of common stock in 46 separate private placement transactions. We received $3,488,725 in proceeds from the sales. In connection with these stock sales, we also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

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

Historical Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(1,216,959)	$(384,187)
Investing Activities	(7,399)	—
Financing activities	4,403,902	478,012
Net increase in cash	$3,179,544	$93,825

Operating Activities – During the three months ended March 31, 2021, we used cash from operating activities of $1,216,959, as compared with $384,187 in the same period of 2020. The increase in cash usage results primarily from increased selling, general and administrative costs increased related to our continued expansion.

Investing Activities – During the three months ended March 31, 2021, we used $7,399 in investing activities for the acquisition of computers and equipment. During the same period of 2020, we used $-0- in investing activities.

Financing Activities – During the three months ended March 31, 2021 and 2020, we realized $4,403,902 and $478,012, respectively, in investing activities. Cash realized in 2020 was comprised mainly of $4,389,361 from the sale of common stock pursuant to private placements and puts under the Investment Agreement and $65,650 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full. During the three months ended March 31, 2020, we realized $437,433 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $344,000 net proceeds from the issuance of convertible notes and $149,000 net proceeds from the issuance of related party loans. We also repaid $373,094 of convertible loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended March 31, 2021, we sold 11,787,766 shares of common stock for cash in 46 separate private placement transactions to accredited investors. We received $3,488,725 in proceeds from the sales. In connection with these stock sales, we also issued 5,893,889 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

During the three months ended March 31, 2021, we issued 475,000 shares of common stock to two separate consultants for services provided.

During the three months ended March 31, 2021, we issued 9,047,332 shares upon exercise of outstanding warrants.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Warrant made to Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.2	Agreement, by and between the Company and Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.3	Form of Warrant made to DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021)
10.4	Form of Subscription Agreement, by and between the Company and DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 2, 2021)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
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

Dated: May 17, 2021

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)