Form 10-Q
period 2021-06-30
HealthLynked Corp
filed 2021-08-16
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 13, 2021, there were 230,503,875 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current Assets
Cash	$2,589,635	$162,184
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of June 30, 2021 and December 31, 2020, respectively	84,568	87,153
Inventory	112,717	95,200
Prepaid expenses and other	51,445	59,003
Total Current Assets	2,838,365	403,540

Property, plant and equipment, net of accumulated depreciation of $231,878 and $177,457 as of June 30, 2021 and December 31, 2020, respectively	390,265	437,286
Intangible assets, net of accumulated amortization of $515,482 and $151,776 as of June 30, 2021 and December 31, 2020, respectively	5,238,056	5,601,762
Goodwill	1,148,105	1,148,105
ROU lease assets and deposits	718,176	435,855

Total Assets	$10,332,967	$8,026,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$869,944	$1,891,749
Contract liabilities	70,847	89,425
Lease liability, current portion	296,638	150,251
Due to related party, current portion	300,600	300,600
Government and vendor notes payable, current portion	---	411,427
Convertible notes payable, net of original issue discount and debt discount of $-0- and $-0- as of June 30, 2021 and December 31, 2020, respectively	---	1,336,350
Contingent acquisition consideration, current portion	389,190	701,961
Total Current Liabilities	1,927,219	4,881,763

Long-Term Liabilities
Government and vendor notes payable, long term portion	450,000	722,508
Contingent acquisition consideration, long term portion	1,276,339	798,479
Lease liability, long term portion	377,176	273,790

Total Liabilities	4,030,734	6,676,540

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 228,776,097 and 187,967,881 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	22,878	18,797
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and -0- shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,836,896 and 2,150,020 shares as of June 30, 2021 and December 31, 2020, respectively	407,833	262,273
Additional paid-in capital	35,982,899	22,851,098
Accumulated deficit	(30,114,127)	(21,784,910)
Total Shareholders’ Equity	6,302,233	1,350,008

Total Liabilities and Shareholders’ Equity	$10,332,967	$8,026,548

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Patient service revenue, net	$1,470,550	$1,111,090	$2,984,926	$2,448,030
Consulting and event revenue	71,864	50,420	159,519	50,420
Product revenue	168,206	---	350,869	---
Total revenue	1,710,620	1,161,510	3,495,314	2,498,450

Operating Expenses and costs
Practice salaries and benefits	903,032	555,086	1,566,969	1,320,207
Other practice operating expenses	511,004	521,022	1,241,788	1,084,713
Medicare shared savings expenses	197,463	64,236	408,970	64,236
Cost of product revenue	159,998	---	328,594	---
Selling, general and administrative expenses	1,147,478	646,309	2,513,615	1,157,285
Depreciation and amortization	206,469	24,874	418,127	49,660
Total Operating Expenses and Costs	3,125,444	1,811,527	6,478,063	3,676,101

Loss from operations	(1,414,824)	(650,017)	(2,982,749)	(1,177,651)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	632,826	(428,435)	(4,957,168)	(896,372)
Change in fair value of debt	---	(155,667)	(19,246)	(119,702)
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(172,951)	---	(465,114)
Change in fair value of derivative financial instruments	---	(13,672)	---	726,683
Change in fair value of contingent acquisition consideration	274,611	(38,688)	(361,089)	(45,309)
Interest income (expense)	1,623	(58,418)	(8,965)	(120,599)
Total other income (expenses)	909,060	(867,831)	(5,346,468)	(920,413)

Net loss before provision for income taxes	(505,764)	(1,517,848)	(8,329,217)	(2,098,064)

Provision for income taxes	---	---	---	---

Net loss	$(505,764)	$(1,517,848)	$(8,329,217)	$(2,098,064)

Deemed dividend - amortization of beneficial conversion feature and down round adjustment to warrants	(88,393)	---	(176,786)	---

Net loss to common stockholders	$(594,157)	$(1,517,848)	$(8,506,003)	$(2,098,064)

Net loss per share to common stockholders, basic and diluted:
Basic	$(0.00)	$(0.01)	$(0.04)	$(0.02)
Fully diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares:
Basic	228,007,727	125,535,787	220,823,912	118,881,613
Fully diluted	228,007,727	125,535,787	220,823,912	118,881,613

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity (Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	14,793,864	---	1,479	---		2,981,367	---	2,982,846
Fair value of warrants allocated to proceeds of common stock	---	---	---	---		1,406,515	---	1,406,515
Conversion of convertible notes payable to common stock	13,538,494	---	1,354	---		4,060,194	---	4,061,548
Fair value of warrants issued in connection with conversion and retirement of convertible notes payable	---	---	---	---	---	3,201,138	---	3,201,138
Fair value of modifications of warrant expiration dates to extend convertible notes payable	---	---	---	---	---		---	---
Fair value of warrants issued for professional services	---	---	---	---	---	32,426	---	32,426
Consultant and director fees payable with common shares and warrants	475,000	---	48	---	114,500	122,781	---	237,329
Shares and options issued pursuant to employee equity incentive plan	240,310	---	24	---	(14,956)	52,337	---	37,405
Exercise of stock warrants	9,047,332	---	905	---	62,500	613,316	---	676,721
Exercise of stock options	12,500	---	1	---		3,149	---	3,150
Net loss	---	---	---	---	---	---	(7,823,453)	(7,823,453)

Balance at March 31, 2021	226,075,381	2,750,000	22,608	2,750	424,317	35,324,321	(29,608,363)	6,165,633

Sales of common stock	374,177	---	37	---	---	177,642	---	177,679
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	82,320	---	82,320
Fair value of warrants issued for professional services	---	---	---	---	---	3,603	---	3,603
Consultant and director fees payable with common shares and warrants	93,492	---	9	---	68,807	17,990	---	86,806
Shares and options issued pursuant to employee equity incentive plan	875,047	---	88	---	(147,791)	211,358	---	63,655
Exercise of stock warrants	1,225,000	---	123	---	62,500	152,378	---	215,001
Exercise of stock options	133,000	---	13	---	---	13,287	---	13,300
Net loss	---	---	---	---	---	---	(505,764)	(505,764)

Balance at June 30, 2021	228,776,097	2,750,000	22,878	2,750	407,833	35,982,899	(30,114,127)	6,302,233

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Number of Shares		Common	Additional		Total
	Common	Common	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	($)	($)	($)	($)	($)
Balance at December 31, 2019	109,894,490	10,990	159,538	13,016,446	(16,029,654)	(2,842,680)

Sale of common stock	4,187,566	419	(59,000)	407,181		348,600
Fair value of warrants allocated to proceeds of common stock	---	---	---	88,833	---	88,833
Conversion of convertible notes payable to common stock	4,672,612	467	51,652	600,441	---	652,560
Consultant and director fees payable with common shares and warrants	---	---	60,212	6,666	---	66,878
Shares and options issued pursuant to employee equity incentive plan	132,500	13	(7,161)	45,724	---	38,576
Net loss	---	---	---	---	(580,216)	(580,216)

Balance at March 31, 2020	118,887,168	11,889	205,241	14,165,291	(16,609,870)	(2,227,449)

Acquisition of Cura Health Management LLC	2,240,838	224	---	201,451	---	201,675
Sale of common stock	3,180,312	318	24,651	228,808	---	253,777
Fair value of warrants allocated to proceeds of common stock	---	---	---	33,482	---	33,482
Conversion of convertible notes payable to common stock	6,669,320	667	(51,652)	584,268	---	533,283
Consultant and director fees payable with common shares and warrants	111,110	11	34,705	8,989	---	43,705
Shares and options issued pursuant to employee equity incentive plan	163,027	16		39,397	---	39,413
Net loss	---	---	---	---	(1,517,848)	(1,517,848)

Balance at June 30, 2020	131,251,775	13,125	212,945	15,261,686	(18,127,718)	(2,639,962)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(8,329,217)	$(2,098,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418,127	49,660
Stock based compensation, including amortization of prepaid fees	461,224	207,777
Amortization of original issue discount and debt discount on convertible notes	---	465,114
Change in fair value of derivative financial instruments	---	(726,683)
Loss on extinguishment of debt	4,957,168	896,372
Change in fair value of debt	19,246	119,702
Change in fair value of contingent acquisition consideration	361,089	45,309
Changes in operating assets and liabilities:
Accounts receivable	2,585	15,357
Inventory	(17,517)	(34,740)
Prepaid expenses and deposits	(23,125)	74,671
ROU lease assets	50,447	159,508
Accounts payable and accrued expenses	(90,489)	(141,532)
Lease liability	(52,312)	(156,082)
Due to related party, current portion	---	32,211
Contract liabilities	(18,578)	2,247
Net cash used in operating activities	(2,261,352)	(1,089,173)

Cash Flows from Investing Activities
Acquisition, net of cash acquired	---	(164,005)
Payment of contingent acquisition consideration	(196,000)	(47,000)
Acquisition of property and equipment	(7,399)	(3,041)
Net cash used in investing activities	(203,399)	(214,046)

Cash Flows from Financing Activities
Proceeds from sale of common stock	4,649,360	724,692
Proceeds from exercise of options and warrants	293,951	---
Proceeds from issuance of convertible notes	---	827,500
Repayment of convertible notes	---	(746,758)
Proceeds from related party loans	---	149,000
Repayment of related party loans	---	(151,441)
Proceeds from government loans	---	745,869
Repayment of vendor loans payable	(51,109)	---
Net cash provided by financing activities	4,892,202	1,548,862

Net increase in cash	2,427,451	245,643
Cash, beginning of period	162,184	110,441

Cash, end of period	$2,589,635	$356,084

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021		2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$232		$29,342
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period		$186,997		$66,161
Fair value of warrants issued for professional service		$32,427	$	---
Incremental fair value of warrants modified to extend maturity date of convertible notes payable		$126,502	$	---
Conversion of convertible note payable to common shares		$4,061,549		$1,082,770
Fair value of warrants issued in connection with conversion of convertible notes payable		$3,074,637	$	---
Accrued liabilities relieved upon cashless exercise of warrants		$614,221	$	---
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$	---		$211,497
Adoption of lease obligation and ROU asset	$	---		$43,297
Fair value of shares issued as acquisition consideration	$			$201,675
Fair value of contingent acquisition consideration issued	$			$1,057,785
Derivative liabilities written off with repayment of convertible notes payable	$	---		$115,646
Derivative liabilities written off with conversion of convertible notes payable	$	---		$103,073
Reduction in contingent acquisition consideration	$	---		$200,328

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company operated in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 31, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM and BTG are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $43,752 and $35,779 as of June 30, 2021 and December 31, 2020, respectively

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. The Company was notified of the amount of Medicare shared savings and received payment for such savings in September 2020. Accordingly, the Company recognized Medicare shared savings revenue of $767,744 in the year ended December 31, 2020. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred. No revenue Medicare Shared Savings revenue was earned during the three or six months ended June 30, 2021 or 2020.

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $25,000 and $47,864 as of June 30, 2021 and December 31, 2020, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $2,095 and $5,782 as of June 30, 2021 and December 31, 2020, respectively. There were no contract assets as of June 30, 2021 or December 31, 2020.

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $4,070 and $26,839 and as of June 30, 2021 and December 31, 2020, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $70,847 and $89,425 as of June 30, 2021 and December 31, 2020, respectively.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021 and December 31, 2020, the Company had $2,310,474 and $18,227 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48.2% of total billings. Trade accounts receivable are recorded at this net amount. As of and June 30, 2021 and December 31, 2020, the Company’s gross patient services accounts receivable were $189,425 and $165,464, respectively, and net patient services accounts receivable were $84,568 and $71,655, respectively, based upon net reporting of accounts receivable. As of June 30, 2021 and December 31, 2020, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively. The Company also had $-0- and $15,498 accounts receivable related to amounts billed under consulting contracts as of and June 30, 2021 and December 31, 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three or six months ended June 30, 2021 or 2020.

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

JUNE 30, 2021

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

Government Notes Payable

During 2020, the Company and certain of its subsidiaries received loans under the Paycheck Protection Program (the “PPP”). The PPP loans, administered by the U.S. Small Business Administration (the “SBA”), were issued under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. The Company accounts for forgiveness of government loans pursuant to FASB ASC 470, “Debt,” (“ASC 470”). Pursuant to ASC 470, loan forgiveness is recognized in earnings as a gain on extinguishment of debt when the debt is legally released by the lender.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three or six months ended June 30, 2021 or 2020, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2021 and 2020, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2021 and December 31, 2020, potentially dilutive securities were comprised of (i) 58,079,122 and 51,352,986 warrants outstanding, respectively, (ii) 3,013,750 and 3,111,750 stock options outstanding, respectively, (iii) -0- and 10,298,333 shares issuable upon conversion of convertible notes, respectively, (iv) 165,000 and 200,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

JUNE 30, 2021

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY

As of June 30, 2021, the Company had cash balances of $2,589,635, working capital of $911,146 and accumulated deficit $30,114,127. For the six months ended June 30, 2021, the Company had a net loss of $8,329,217 and net cash used by operating activities of $2,261,352. Net cash used in investing activities was $203,399. Net cash provided by financing activities was $4,892,202, including $4,649,360 received from sales of common stock in private placement transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”) and $293,951 proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, the Company had no further convertible debt outstanding. During May 2021, PPP loans in the amount of $632,826 plus $6,503 accrued interest were forgiven.

Management believes that the Company has sufficient cash on hand to fund the business for at least the next 12 months. The Company intends that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing its development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from fund raising efforts in 2021, (ii) profits generated by NCFM, BTG and CHM (including expected Medicare Shared Savings revenue projected to be received annually in the third fiscal quarter of each year), and (iii) the use of further outside funding sources. No assurances can be given that the Company will be able to access additional outside capital in a timely fashion. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

The fair value of the 3,968,254 common shares issued as part of the acquisition consideration was determined using the intraday volume weighted average price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owner of HCFM up to $100,000, $200,000 and $200,000 on the first, second and third anniversary, respectively, based on achievement by NCFM of revenue of at least $3,100,000 (50% weighting) and EBITDA of at least $550,000 (50% weighting) in the year preceding each anniversary date. In May 2020, the Company paid the seller $47,000 in satisfaction of the year 1 earn out. In May 2021, the Company paid the seller $196,000 in satisfaction of the year 2 earn out.

The fair value of the contingent acquisition consideration related to the future earn-out payments is calculated using a probability-weighted discounted cash flow projection and is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended June 30, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of ($38,145) and ($4,706), respectively. During the six months ended June 30, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of ($49,453) and ($11,327), respectively. During the three months ended June 30, 2021, the Company paid the sellers $196,000 cash in satisfaction of the second year earn-out.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

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

The fair value of the contingent acquisition consideration related to both the Current Earnout and the Future Earnout were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended June 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration of $94,555 and ($33,981), respectively. During the six months ended June 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration of $61,303 and ($33,981), respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

$3,999,730

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

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

The fair value of the contingent acquisition consideration related to the MOD Earnout Shares was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended June 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of $218,201 and $-0-, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of ($372,939) and $-0-, respectively.

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

Pro Forma Financial Information

The following table represents the pro forma consolidated income statement as if HCFM, CHM and MOD had been included in the consolidated results of the Company for the entire six-month period ending June 30, 2020. All acquired entities were included in the Company’s consolidated results of operations in the full three- and six-month periods ended June 30, 2021.

Revenue	$2,700,128
Net loss	$(2,175,860)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM, CHM and MOD to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2021 and 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

On March 22, 2017, the Company granted to the investor in the Investment Agreement warrants to purchase 4,000,000 shares at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and was amortized over the initial period during which the Company was able access the financing, which began on May 15, 2017 and ended on May 15, 2020. The Company recognized general and administrative expense related to the cost of the warrants of $-0- and $6,401 in the three months ending June 30, 2021 and 2020, respectively, and $-0- and $12,802 in the six months ending June 30, 2021 and 2020, respectively.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020

Medical equipment	$484,126	$484,126
Furniture, office equipment and leasehold improvements	138,017	130,617

Total property, plant and equipment	622,143	614,743
Less: accumulated depreciation	(231,878)	(177,457)

Property, plant and equipment, net	$390,265	$437,286

Depreciation expense during the three months ended June 30, 2021 and 2020 was $27,525 and $22,830, respectively. Depreciation expense during the six months ended June 30, 2021 and 2020 was $54,421 and $45,572, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(515,482)	(151,776)

Intangible assets, net	$5,238,056	$5,601,762

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Amortization expense in the three months ended June 30, 2021 and 2020 was $178,944 and $2,045, respectively. Amortization expense in the six months ended June 30, 2021 and 2020 was $363,706 and $4,089, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three or six months ended June 30, 2021 or 2020.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM and BTG practices and two separate lease relating to its corporate headquarters that expire in July 2023, May 2022, March 2023, November 2023 and November 2023, respectively. As of June 30, 2021, the Company’s weighted-average remaining lease term relating to its operating leases was 2.2 years, with a weighted-average discount rate of 20.67%. The Company was also lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Lease assets	$669,551	$417,913

Lease liabilities
Lease liabilities (short term)	$296,638	$150,251
Lease liabilities (long term)	377,176	273,790
Total lease liabilities	$673,814	$424,041

Lease expense in the three and six months ended June 30, 2021 and 2020 was as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating leases	$76,855	$90,682	$142,366	$181,365
Financing leases	---	---	---	4,587

Total lease expense	$76,855	$90,682	$142,366	$185,952

Maturities of operating lease liabilities were as follows as of June 30, 2021:

2021 (July to December)	$215,245
2022	383,619
2023	273,844
Total lease payments	872,708
Less interest	(198,894)
Present value of lease liabilities	$673,814

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of June 30, 2021 and December 31, 2020 were as follow:

	June 30,	December 31,
	2021	2020

Patient services paid but not provided	$43,752	$35,779
Consulting services paid but not provided	25,000	47,864
Unshipped products	2,095	5,782
	$70,847	$89,425

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

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2021 and December 31, 2020 were comprised of deferred compensation in the amount of $300,600.

Retired Notes Payable to Dr. Dent

Our founder and CEO, Dr. Michael Dent, made loans to the Company from time to time in the form of unsecured promissory notes payable (the “Dent Notes”). The Dent Notes were repaid in full during September 2020 and had no balance as of June 30, 2021 or December 31, 2020. Prior to repayment, the Dent Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value were $-0- and $62,570 during the three months ended June 30, 2021 and 2020, respectively, and $-0- and $47,967 during the six months ended June 30, 2021 and 2020, respectively. No interest was accrued on the Dent Notes as of June 30, 2020 or December 31, 2020. Interest expense on the Dent Notes was $-0- and $36,594 in the three months ended June 30, 2021 and 2020, respectively, and $-0- and $70,711 in the six months ended June 30, 2021 and 2020, respectively.

Other Amounts Due to Dr. Dent

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $149,000 (the “2020 MCA”). The Company was required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount was amortized over the life of the instrument. The 2020 MCA was repaid in full and retired during July 2020. The Company made installment payments against the MCA of $-0- and $72,114 during the three months ended June 30, 2021 and 2020, respectively, and $-0- and $151,441 during the six months ended June 30, 2021 and 2020, respectively. The Company recognized amortization of the discount in the amount of $-0- and $20,488, during the three months ended June 30, 2021 and 2020, respectively, and $-0- and $38,500, during the six months ended June 30, 2021 and 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 11 – GOVERNMENT AND VENDOR NOTES PAYABLE

Government and vendor notes payable as of June 30, 2021 and December 31, 2020 were comprised of the following:

	June 30,		December 31,
	2021		2020

PPP loans	$	---	$632,826
Disaster relief loans		450,000	450,000
Vendor note		---	51,109
Total government and vendor notes payable		450,000	1,133,935
Less: long term portion		(450,000)	(722,508)
Government and vendor notes payable, current portion	$	---	$411,427

During May and June 2020, the Company and certain of its subsidiaries received an aggregate of $621,069 in loans under the PPP. The Company also acquired a PPP loan in the MOD acquisition with an inception date of April 3, 2020 and a face value of $11,757. The PPP loans, administered by SBA, were issued under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bore interest at 1% per annum and were scheduled to mature in May and June 2022. Principal and interest payments were deferred for the first six months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. The entirety of the PPP loans outstanding, comprised of $632,826 principal and $6,503 accrued interest, was forgiven in May 2021. As a result of the forgiveness, the Company recognized a gain on extinguishment of debt in the amount of $632,826 and interest income of $6,503 during the three and six months ended June 30, 2021.

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan, but were extended by the SBA until 24 months from the inception date.

In connection with the October 19, 2020 of MOD, the Company acquired a note payable to MOD’s primary product vendor with a remaining principal balance of $79,002 as of the acquisition date. The vendor note was paid in full during the first quarter of 2021.

Interest accrued on SBA Disaster Relief loans payable as of June 30, 2021 and December 31, 2020 was $16,259 and $12,240, respectively. Interest expense on the loans was $4,207 and $861 for the three months ended June 30, 2021 and 2020, respectively, and $8,368 and $861 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2021 and December 31, 2020 were comprised of the following:

	June 30,		December 31,
	2021		2020

$550k Note - July 2016	$	---	$719,790
$50k Note - July 2016		---	71,611
$111k Note - May 2017		---	120,659
$357.5k Note - April 2019		---	424,290
		---	1,336,350
Less: unamortized discount		---	---
Convertible notes payable, net of original issue discount and debt discount	$	---	$1,336,350

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization of debt discount recognized on each convertible note outstanding during the three and six months ended June 30, 2021 and 2020 are shown in the following table. There were no unamortized discounts as of June 30, 2021 or December 31, 2020 related to convertible notes payable.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

$154k Note - June 2019	$	---	$	---	$	---	$1,093
$67.9k Note - July 2019		---		---		---	7,252
$67.9k Note II - July 2019		---		---		---	2,813
$78k Note III - July 2019		---		---		---	6,208
$230k Note - July 2019		---		---		---	58,527
$108.9k Note - August 2019		---		78		---	21,038
$142.5k Note - October 2019		---		35,430		---	70,861
$103k Note V - October 2019		---		930		---	29,143
$108.9k Note II - October 2019		---		11,475		---	33,205
$128.5k Note - October 2019		---		19,755		---	51,705
$103k Note VI - November 2019		---		10,730		---	39,450
$78.8k Note II - December 2019		---		11,194		---	27,111
$131.3k Note - January 2020		---		8,103		---	15,048
$78k Note IV - January 2020		---		7,317		---	13,347
$157.5k Note - March 2020		---		10,248		---	12,610
$157.5k Note II - April 2020		---		12,308		---	12,308
$135k Note - April 2020		---		9,974		---	9,974
$83k Note II - April 2020		---		7,092		---	7,092
$128k Note - April 2020		---		7,829		---	7,829
	$	---		$152,463	$	---	$426,614

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense recognized on each convertible note outstanding during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020

$550k Note - July 2016	$	---	$8,227	$2,351	$16,455
$50k Note - July 2016		---	1,247	219	2,493
$111k Note - May 2017		---	2,019	333	6,714
$357.5k Note - April 2019		---	8,913	1,469	9,742
$154k Note - June 2019		---	---	---	46
$67.9k Note - July 2019		---	---	---	707
$67.9k Note II - July 2019		---	---	---	177
$78k Note III - July 2019		---	---	---	492
$230k Note - July 2019		---	---	---	3,041
$108.9k Note - August 2019		---	19	---	2,564
$142.5k Note - October 2019		---	3,553	---	9,291
$103k Note V - October 2019		---	85	---	2,653
$108.9k Note II - October 2019		---	1,254	---	3,970
$128.5k Note - October 2019		---	1,946	---	5,149
$103k Note VI - November 2019		---	959	---	3,527
$78.8k Note II - December 2019		---	1,381	---	3,344
$131.3k Note - January 2020		---	3,272	---	6,077
$78k Note IV - January 2020		---	1,945	---	3,547
$157.5k Note - March 2020		---	3,927	---	4,833
$157.5k Note II - April 2020		---	3,840	---	3,840
$135k Note - April 2020		---	3,144	---	3,144
$83k Note II - April 2020		---	1,933	---	1,933
$128k Note - April 2020		---	2,139	---	2,139
	$	---	$49,803	$4,372	$95,878

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Certain of the Company’s convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three and six months ended June 30, 2021 and 2020 and the fair value as of such instruments as of June 30, 2021 and December 31, 2020 were as follows:

	Change in Fair Value of Debt					Fair Value of Debt as of
	Three Months Ended June 30,			Six Months Ended June 30,		June 30,		December 31,
	2021		2020	2021	2020	2021		2020

$550k Note - July 2016	$	---	$46,090	$10,344	$35,333	$	---	$719,790
$50k Note - July 2016		---	4,783	1,017	3,667		---	71,611
$111k Note - May 2017		---	14,577	1,706	11,541		---	120,659
$357.5k Note - April 2019		---	27,647	6,179	21,194		---	424,290
	$	---	$93,097	$19,246	$71,735	$	---	$1,336,350

Extension and Conversion – January 2021

On January 6, 2021, the holder of the Company’s four remaining fixed rate convertible promissory notes with a face value of $1,038,500 – comprised of a $550,000 6% fixed convertible secured promissory note dated July 7, 2016 (the “$550k Note”), a $50,000 10% fixed convertible commitment fee promissory note dated July 7, 2016 (the “$50k Note”), $81,000 of principal remaining on a $111,000 10% fixed convertible secured promissory note dated May 22, 2017 (the “$111k Note”), and a $357,500 10% fixed convertible note dated April 15, 2019 (the “$357.5k Note” and together with the $550k Note, the $50k Note and the $111k Note, the “Remaining Notes”) – agreed to extend the maturity date on the Remaining Notes to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder (the “Extended Warrants”) from dates between July 2021 and March 2022 until March 2023. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified Remaining Notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $126,502 in the six months ended June 30, 2021, equal to the incremental fair value of the Extended Warrants before and after the modification.

On January 14, 2021, the Company and the holder of the Remaining Notes entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 and $317,096 of accrued interest on the Remaining Notes into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell in shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the Remaining Notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, the Company recognized a loss on debt extinguishment of $5,463,592 in the six months ended June 30, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest.

Convertible Note Payable ($550,000) – July 2016

On July 7, 2016, the Company entered into a 6% fixed convertible secured promissory note with an investor with a face value of $550,000. The $550k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.08 per share of the Company’s common shares and was secured by all of the Company’s assets. The $550k Note was scheduled to mature on January 14, 2021. The $550k Note was carried at fair value due to an extinguishment and reissuance recorded in 2017 and was revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The holder converted the full principal of $550,000, plus $180,129 of accrued interest, into 9,126,610 shares of common stock on January 14, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.15 per share and was secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $0.75 per share. The $111k Note was scheduled to mature on January 14, 2021. On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $25,394 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted. The holder converted the remaining principal of $81,000 plus $180,129 of accrued interest into 815,787 shares of common stock on January 14, 2021.

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note had an interest rate of 10%, matures on December 31, 2020, and was convertible into common stock by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.15, or 2,383,333 shares. The holder converted the full principal of $357,500 plus $72,969 of accrued interest into 2,869,795 shares on January 14, 2021.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”). On January 8, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During January and February 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

JUNE 30, 2021

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

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the six months ended June 30, 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the six months ended June 30, 2020 equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During March 2020, the holder converted principal of $75,000 and accrued interest of $6,335 into 1,779,322 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $90,732 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

Convertible Note Payable ($108,947) – October 2019

On October 30, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note II”). During May and June 2020, the holder converted the full principal of $108,947 and accrued interest of $5,821 into 1,954,870 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $76,895 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($128,500) – October 2019

On October 30, 2019, the Company issued a $128,500 convertible note (the “$128.5k Note”). During May and June 2020, the holder converted the full principal of $128,500 and accrued interest of $8,832 into 3,197,877 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $154,248 in the six months ended June 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

JUNE 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Derivative financial instruments and changes thereto recorded in the three and six months ended June 30, 2021 and 2020 include the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020

Balance, beginning of period	$	---	$219,938	$	---	$991,288
Inception of derivative financial instruments		---	138,608		---	211,498
Change in fair value of derivative financial instruments		---	13,672		---	(726,683)
Conversion or extinguishment of derivative financial instruments		---	(114,834)		---	(218,719)
Balance, end of period	$	---	$257,384	$	---	$257,384

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Six Months Ended June 30,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	---	0.05% to 1.61%
Expected life range (in years)	---	0.14 to 1.00
Volatility range	---	117.48% to 134.20%
Dividend yield	---	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During 2020, the Company retired all convertible notes for which the conversion rate was adjusted based on a discount to the market price of the Company’s common stock, which gave rise to ECF-related derivative financial instruments. Accordingly, the Company had no further derivative financial instruments outstanding as of June 30, 2021 or December 31, 2020.

NOTE 14 – SHAREHOLDERS’ EQUITY

Private Placements

During the six months ended June 30, 2021, the Company sold 12,161,943 shares of common stock in 52 separate private placement transactions. The Company received $3,748,725 in proceeds from the sales. In connection with the stock sales, the Company also issued 6,081,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

During the six months ended June 30, 2020, the Company sold 4,303,427 shares of common stock in 12 separate private placement transactions and received $478,500 in proceeds from the sales. In connection with the stock sales, the Company also issued 1,926,725 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.24 per share.

Investment Agreement Draws

During six months ended June 30, 2021 and 2020, the Company issued 3,006,098 and 3,298,975 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $900,636 and $266,190, respectively, in net proceeds from the draws.

Shares issued to Consultants

During the six months ended June 30, 2021 and 2020, the Company issued 623,802 and 111,110 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $131,828 and $18,000 in the six months ended June 30, 2021 and 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Issuable

As of June 30, 2021 and December 31, 2020, the Company was obligated to issue the following shares:

	June 30, 2021		December 31, 2020
	Amount	Shares	Amount	Shares

Shares issuable to consultants, employees and directors	$407,833	2,836,896	$262,273	2,150,020

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2021 and 2020 are summarized as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	51,352,986	$0.14	47,056,293	$0.18
Granted during the period	19,772,878	$0.35	2,151,725	$0.21
Exercised during the period	(13,046,742)	$(0.05)	---	$ ---
Outstanding at end of the period	58,079,122	$0.23	49,208,018	$0.18

Exercisable at end of the period	58,079,122	$0.23	49,208,018	$0.18

Weighted average remaining life	3.6 years		3.6 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2021:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,067,351	3.4	$0.07	15,067,351	$0.07
$0.10 to 0.24	9,699,499	3.1	$0.16	9,699,499	$0.16
$0.25 to 0.49	28,560,496	4.1	$0.31	28,560,496	$0.31
$0.50 to 1.00	4,751,776	2.1	$0.36	4,751,776	$0.36
$0.05 to 1.00	58,079,122	3.6	$0.23	58,079,122	$0.23

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the six months ended June 30, 2021 and 2020, the Company issued 19,772,878 and 2,151,725 warrants, respectively, the aggregate grant date fair value of which was $4,617,335 and $144,234, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	Six Months Ended June 30,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	0.38% to 0.97%	0.30% to 1.59%
Expected life range (in years)	3.00 to 5.00 years	5.00 years
Volatility range	170.58% to 193.21%	119.69% to 132.19%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior.

During the six months ended June 30, 2021, the Company received $277,500 upon the exercise of 2,475,000 warrants with exercise prices between $0.10 and $0.252. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020. There were no warrants exercised during the six months ended June 30, 2020.

Employee Equity Incentive Plan

On January 1, 2016, the Company instituted the Employee Equity Incentive Plan (the “EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future.

The following table summarizes the status of shares issued and outstanding under the EIP outstanding as of and for the six months ended June 30, 2021 and 2020:

	2021	2020
Outstanding at beginning of the period	2,603,528	1,874,063
Granted during the period	940,047	232,500
Forfeited during the period	(52,500)	(62,500)
Outstanding at end of the period	3,491,075	2,044,063

Shares vested at period-end	3,326,075	1,744,063
Weighted average grant date fair value of shares granted during the period	$0.27	$0.10
Aggregate grant date fair value of shares granted during the period	$4,050	$18,760
Shares available for grant pursuant to EIP at period-end	8,998,855	10,230,368

Total stock-based compensation recognized for employee grants under the EIP was $76,195 and $12,456 during the three months ended June 30, 2021 and 2020, respectively, and $89,016 and $30,153 during the six months ended June 30, 2021 and 2020, respectively. Total unrecognized stock compensation related to these grants was $15,312 as of June 30, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

A summary of the status of nonvested shares issued pursuant to the EIP as of and for the six months ended June 30, 2021 and 2020 is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	200,000	$0.17	332,500	$0.17
Granted	940,047	$0.27	232,500	$0.10
Vested	(925,047)	$(0.27)	(177,500)	$(0.08)
Forfeited	(50,000)	$(0.10)	(87,500)	$(0.06)
Nonvested at end of period	165,000	$0.22	300,000	$0.20

During the six months ended June 30, 2021 and 2020, the Company issued 1,115,357 and 295,527 shares under the EIP pursuant to the grants and vesting described in the tables above, respectively, of which 308,853 and 295,527, respectively were issued to employees and 806,504 and -0-, respectively, were issued to directors.

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the six months ended June 30, 2021 and 2020:

	2021			2020
			Weighted		Weighted
			Average		Average
			Exercise		Exercise
	Number		Price	Number	Price
Outstanding at beginning of the period		3,111,750	$0.20	3,269,250	$0.21
Granted during the period		80,000	$0.75	40,000	$0.10
Exercised during the period		(145,500)	$(0.11)	---	$ ---
Forfeited during the period		(32,500)	$(0.16)	(80,000)	$(0.26)
Outstanding at end of the period		3,013,750	$0.22	3,229,250	$0.20

Options exercisable at period-end		2,173,750		1,974,875
Weighted average remaining life (in years)		6.5		7.2
Weighted average grant date fair value of options granted during the period	$	---		$0.08
Options available for grant at period-end		8,998,855		10,255,368

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2021:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ --- to 0.25	1,652,500	5.9	$0.13	1,381,250	0.11
$0.25 to 0.50	1,281,250	7.1	$0.30	762,500	0.30
$0.51 to 0.77	80,000	9.7	$0.75	30,000	0.75
$0.08 to 0.31	3,013,750	6.5	$0.22	2,173,750	$0.19

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Total stock-based compensation recognized related to option grants was $36,355 and $20,971 during the three months ended June 30, 2021 and 2020, respectively, and $54,689 and $41,850 during the six months ended June 30, 2021 and 2020, respectively.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the six months ended June 30, 2021 and 2020 is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,044,375	$0.21	1,636,250	$0.22
Granted	80,000	$0.62	40,000	$0.08
Vested	(255,000)	$(0.25)	(341,875)	$(0.20)
Forfeited	(29,375)	$(0.12)	(80,000)	$(0.21)
Nonvested at end of period	840,000	$0.24	1,254,375	$0.22

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION

Contingent acquisition consideration as of June 30, 2021 and December 31, 2020 was comprised of the following:

	June 30,	December 31,
	2021	2020

Fair value of HCFM contingent acquisition consideration	$154,689	$301,236
Fair value of CHM contingent acquisition consideration	621,358	682,661
Fair value of MOD contingent acquisition consideration	889,482	516,543

	$1,665,529	$1,500,440

Contingent acquisition consideration relates to future earn-out payments potentially payable related to the Company’s acquisitions of HCFM, CHM and MOD. The terms of the earn-outs related to each acquisition require the Company to pay the former owners additional acquisition consideration for the achievement of prescribed revenue and/or earnings targets for performance of the underlying business for up to four years after the respective acquisition date. Contingent acquisition consideration for each entity is recorded at fair value using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” Gain (loss) from the change in fair value of contingent acquisition consideration was $274,611 and ($38,688) during the three months ended June 30, 2021 and 2020, respectively, and ($361,089) and ($45,309) during the six months ended June 30, 2021 and 2020, respectively.

Maturities of contingent acquisition consideration were as follows as of June 30, 2021:

2021 (July to December)	$389,190
2022	336,838
2023	468,997
2024	470,504
$1,665,529

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of June 30, 2021:

2021 (July to December)	$215,245
2022	383,619
2023	273,844
Total lease payments	872,708
Less interest	(198,894)
Present value of lease liabilities	$673,814

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

JUNE 30, 2021

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2021 was as follows:

	Three Months Ended June 30, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,470,550	$	---	$	---	$	---	$1,470,550
Consulting and event revenue		---		972		70,892		---	71,864
Product revenue		---		---		---		168,206	168,206
Total revenue		1,470,550		972		70,892		168,206	1,710,620

Operating Expenses
Practice salaries and benefits		903,032		---		---		---	903,032
Other practice operating expenses		511,004		---		---		---	511,004
Medicare shared savings expenses		---		---		197,463		---	197,463
Cost of product revenue		---		---		---		159,998	159,998
Selling, general and administrative expenses		---		1,073,712		---		73,766	1,147,478
Depreciation and amortization		28,974		595		---		176,900	206,469
Total Operating Expenses		1,443,010		1,074,307		197,463		410,664	3,125,444

(Loss) income from operations		$27,540		$(1,073,335)		$(126,571)		$(242,458)	$(1,414,824)

Other Segment Information
Interest expense (income)		$(1,758)		$344	$	---		$(209)	$(1,623)
Gain on extinguishment of debt		$(502,959)		$(118,110)	$	---		$(11,757)	$(632,826)
Change in fair value of contingent acquisition consideration	$	---		$(274,611)	$	---	$	---	$(274,611)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2021 was as follows:

	Six Months Ended June 30, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$2,984,926	$	---	$	---	$	---	$2,984,926
Consulting and event revenue		---		12,085		147,434		---	159,519
Product revenue		---		---		---		350,869	350,869
Total revenue		2,984,926		12,085		147,434		350,869	3,495,314

Operating Expenses
Practice salaries and benefits		1,566,969		---		---		---	1,566,969
Other practice operating expenses		1,241,788		---		---		---	1,241,788
Medicare shared savings expenses		---		---		408,970		---	408,970
Cost of product revenue		---		---		---		328,594	328,594
Selling, general and administrative expenses		---		2,379,032		---		134,583	2,513,615
Depreciation and amortization		57,297		1,190		---		359,640	418,127
Total Operating Expenses		2,866,054		2,380,222		408,970		822,817	6,478,063

(Loss) income from operations		$118,872		$(2,368,137)		$(261,536)		$(471,948)	$(2,982,749)

Other Segment Information
Interest expense (income)		$2,439		$6,626	$	---		$(100)	$8,965
(Gain) loss on extinguishment of debt		$(502,959)		$5,471,884	$	---		$(11,757)	$4,957,168
Change in fair value of debt	$	---		$19,246	$	---	$	---	$19,246
Change in fair value of contingent acquisition consideration	$	---		$361,089	$	---	$	---	$361,089

	June 30, 2021
Identifiable assets		$2,163,058		$2,843,315	$1,101,230	$3,077,259	$9,184,862
Goodwill	$	---	$	---	$381,856	$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2020 was as follows:

	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,111,090	$	---	$	---	$	---	$1,111,090
Medicare shared savings revenue		---		---		---		---	---
Consulting revenue		---		---		50,420		---	50,420
Product revenue		---		---		---		---	---
Total revenue		1,111,090		---		50,420		---	1,161,510

Operating Expenses
Practice salaries and benefits		555,086		---		---		---	555,086
Other practice operating expenses		521,022		---		---		---	521,022
Medicare shared savings expenses		---		---		64,236		---	64,236
Cost of product revenue		---		---		---		---	---
Selling, general and administrative expenses		---		646,309		---		---	646,309
Depreciation and amortization		24,279		595		---		---	24,874
Total Operating Expenses		1,100,387		646,904		---		---	1,811,527

Loss from operations		$10,703		$(646,904)	$	---	$	---	$(650,017)

Other Segment Information
Interest expense		$6,374		$52,044	$	---	$	---	$58,418
Loss on extinguishment of debt	$	---		$428,435	$	---	$	---	$428,435
Amortization of original issue and debt discounts on convertible notes	$	---		$172,951	$	---	$	---	$172,951
Change in fair value of debt	$	---		$155,667	$	---	$	---	$155,667
Change in fair value of derivative financial instruments	$	---		$13,672	$	---	$	---	$13,672
Change in fair value of contingent acquisition consideration	$	---		$38,688	$	---	$	---	$38,688

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2020 was as follows:

	Six Months Ended June 30, 2020
	Health Services		Digital Healthcare		ACO /MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$2,448,030	$	---	$	---	$	---	$2,448,030
Medicare shared savings revenue		---		---		---		---	---
Consulting revenue		---		---		50,420		---	50,420
Product revenue		---		---		---		---	---
Total revenue		2,448,030		---		50,420		---	2,498,450

Operating Expenses
Practice salaries and benefits		1,320,207		---		---		---	1,320,207
Other practice operating expenses		1,084,713		---		---		---	1,084,713
Medicare shared savings expenses		---		---		64,236		---	64,236
Cost of product revenue		---		---		---		---	---
Selling, general and administrative expenses		---		1,157,285		---		---	1,157,285
Depreciation and amortization		48,470		1,190		---		---	49,660
Total Operating Expenses		2,453,390		1,158,475		---		---	3,676,101

Loss from operations		$(5,360)		$(1,158,475)	$	---	$	---	$(1,177,651)

Other Segment Information
Interest expense		$11,910		$108,689	$	---	$	---	$120,599
Loss on extinguishment of debt	$	---		$896,372	$	---	$	---	$896,372
Amortization of original issue and debt discounts on convertible notes	$	---		$465,114	$	---	$	---	$465,114
Change in fair value of debt	$	---		$119,702	$	---	$	---	$119,702
Change in fair value of derivative financial instruments	$	---		$(726,683)	$	---	$	---	$(726,683)
Change in fair value of contingent acquisition consideration	$	---		$45,309	$	---	$	---	$45,309

	June 30, 2020
Identifiable assets		$2,229,258		$92,734	$1,592,900	$	---	$3,914,892
Goodwill	$	---	$	---	$381,856	$	---	$381,856

The Digital Healthcare segment recognized revenue of $383 and $1,075 in the three months ended June 30, 2021 and 2020, respectively, and $563 and $2,431 in the six months ended June 30, 2021 and 2020, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
						Total
	Level 1		Level 2		Level 3	Fair Value
Contingent acquisition consideration	$	---	$	---	$1,665,529	$1,665,529

Total	$	---	$	---	$1,665,529	$1,665,529

	As of December 31, 2020
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$1,336,350	$1,336,350
Contingent acquisition consideration		---		---	1,500,440	1,500,440

Total	$	---	$	---	$2,836,790	$2,836,790

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020

Convertible notes payable	$	---	$(93,097)	$(19,246)	$(71,735)
Notes payable to related party		---	(62,570)	---	(47,967)
Derivative financial instruments		---	(13,672)	---	726,683
Contingent acquisition consideration		274,611	(38,688)	(361,089)	(45,309)

Total		$274,611	$(208,027)	$(380,335)	$561,672

NOTE 19 – SUBSEQUENT EVENTS

None.

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

Recent Developments

During the six months ended June 30, 2021, we sold 12,161,943 shares of common stock in 52 separate private placement transactions. We received $3,748,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,081,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. During the same period, we also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636. See “Liquidity and Capital Resources-Significant Liquidity Events-Investment Agreement” below for further details on the Investment Agreement.

Critical accounting policies and significant judgments and estimates

See Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes the changes in our results of operations for the three months ended June 30, 2021 compared with the three months ended June 30, 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%

Patient service revenue, net	$1,470,550	$1,111,090	$359,460	32%
Consulting and event revenue	71,864	50,420	21,444	43%
Product revenue	168,206	---	*	*
Total revenue	1,710,620	1,161,510	549,110	47%

Operating Expenses and Costs
Practice salaries and benefits	903,032	555,086	347,946	63%
Other practice operating expenses	511,004	521,022	(10,018)	2%
Medicare shared savings expenses	197,463	64,236	133,227	207%
Cost of product revenue	159,998	---	*	*
Selling, general and administrative expenses	1,147,478	646,309	501,169	78%
Depreciation and amortization	206,469	24,874	181,595	730%
Loss from operations	(1,414,824)	(650,017)	(764,807)	118%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	632,826	(428,435)	1,061,261	248%
Change in fair value of debt	---	(155,667)	155,667	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(172,951)	172,951	100%
Change in fair value of derivative financial instruments	---	(13,672)	13,672	100%
Change in fair value of contingent acquisition consideration	274,611	(38,688)	313,299	810%
Interest income (expense)	1,623	(58,418)	60,041	103%
Total other income (expenses)	909,060	(867,831)	1,776,891	205%

Net loss	$(505,764)	$(1,517,848)	$1,012,084	67%

* - Denotes new line item on statement of operations for which there was no corresponding activity in the same period of 2020.

Revenue

Patient service revenue in the three months ended June 30, 2021 increased by $359,460, or 32% year-over-year, primarily as a result of increased patient service revenue at our NCFM practice of $294,834 and increases at our NWC practice of $97,257, offset by a reduction at our BTG practice of $32,631.

Consulting and event revenue in the three months ended June 30, 2021 increased by $21,444, or 43% year-over-year, and was earned by the ACO/MSO Division comprised of the operations acquired with CHM in May 2020.

Product revenue was $168,206 in the three months ended June 30, 2021. Product revenue was earned by the Medical Distribution Division comprised of the operations acquired with MOD in October 2020.

Operating Expenses and Costs

Practice salaries and benefits increased by $347,946, or 63%, in the three months ended June 30, 2021 primarily as a result of increased staffing at each of our service facilities relative to 2020 to meet an increase in patient visits in 2021 relative to 2020.

Other practice operating costs decreased by $10,018, or 2%, in the three months ended June 30, 2021 corresponding to increased revenue at each of our three patient service practices and offset by fixed cost reduction efforts at our NWC facility in 2021.

Medicare shared savings expenses increased by $133,207, or 207%. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO. Such expenses in the three months ended June 30, 2020 represented approximately half of a quarter since Cura was acquired on May 18, 2020.

Cost of product revenue was $159,998 in the three months ended June 30, 2021. Cost of product revenue relates to the cost of medical products sold by the newly formed Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020.

Selling, general and administrative costs increased by $501,169, or 78%, in the three months ended June 30, 2021 compared to the same period of 2020, primarily due to more personnel in our corporate function in connection with our continued expansion, as well as increased legal, accounting and consulting fees, stock-based consulting fees, and development and promotional costs associated with building and marketing the HealthLynked Network and its related applications.

Depreciation and amortization increased the three months ended June 30, 2021 by $181,595, or 730%, compared to the same period in 2020, primarily as a result of amortization of finite-lived intangible assets acquired in the MOD acquisition.

Loss from operations increased by $764,807, or 118%, in the three months ended June 30, 2021 compared to the same period in 2020, primarily as a result of increased selling, general and administrative costs related to our expansion as well as amortization of intangibles from MOD, offset by increases in each of our revenue streams.

Other Income (Expenses)

Gain (loss) on extinguishment of debt increased from a loss of $428,435 in the three months ended June 30, 2020 to a gain of $632,826 in the three months ended June 30, 2021, an increase of 1,061,261 or 248%. The gain 2021 loans taken by the Company under the Paycheck Protection Program (the “PPP”) in 2020 that were forgiven by the U.S. Small Business Administration (the “SBA”) in May and June 2021. The loss in 2020 arose when the fair value of consideration paid to retire previously outstanding convertible note exceeded the carrying value of the instrument(s) retired, including any related derivative financial instruments, such as embedded conversion features.

Loss from the change in fair value of debt of $155,667 in the three months ended June 30, 2020 resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value and revalued at each period end. After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value, and therefore no change in fair value of debt in the three months ended June 30, 2021.

Amortization of original issue and debt discounts was $172,951 for the three months ended June 30, 2020. With the retirement in 2020 of all floating rate convertible notes that with discounts subject to amortization, there were no corresponding charges in the three months ended June 30, 2021.

Loss from the change in fair value of derivative financial instruments was $13,672 for the three months ended June 30, 2020. We retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives, so there were no corresponding charges in the three months ended June 30, 2021.

Gains from the change in fair value of contingent acquisition consideration increased by $313,299, or 810%, in the three months ended June 30, 2021. Fair value of contingent acquisition consideration relates to future acquisition consideration that may be payable if certain prescribed performance milestones are met by businesses acquired by us, including NCFM (acquired in April 2019), CHM (acquired in May 2020), and MOD (acquired in October 2020). The fair value of contingent acquisition consideration is remeasured at each reporting period using a probability-weighted discounted cash flow model. The increase in gains in 2021 was due primarily to a $218,201 decrease in fair value of contingent acquisition consideration related to our acquisition of MOD, which is payable in a fixed number of shares upon achievement of annual revenue milestones of the underlying business between 2021 and 2024.

Interest income (expense) increased by $60,041, or 103%, for the three months ended June 30, 2021 when compared to the same period in 2020, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020, combined with low-interest government loans added to our balance sheet, resulting in substantially lower debt balances in 2021.

Total other income (expenses) increased by $776,891, or 205%, in the three months ended June 30, 2021 when compared to the same period in 2020 primarily as a result of other expenses incurred in 2020 – including loss on extinguishment of debt, change in fair value of debt, amortization of original issue and debt discounts on notes payable and convertible notes, and change in fair value of derivative financial instruments – related to convertible debt instruments that were retired in first quarter 2021 and earlier, resulting in no corresponding charges in the three months ended June 30, 2021. We also recognized gains related to forgiveness of PPP Loans and the reduction of the fair value of contingent acquisition consideration the three months ended June 30, 2021.

Net loss decreased by $1,012,084, or 67%, in the three months ended June 30, 2021 when compared to the same period in 2020, primarily as a result of (i) debt-related charges incurred in 2020 corresponding to debt that has since been retired, (ii) a 47% increase in our revenue streams year-over year, (iii) a gain on debt extinguishment related to the forgiveness of PPP Loans in 2021, and (iv) a gain on the reduction in fair value of contingent acquisition consideration payable related to three of our acquisitions. The lower loss was offset by increases in our selling, general and administrative expenses and our practice-related salaries and benefits.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes the changes in our results of operations for the six months ended June 30, 2021 compared with the six months ended June 30, 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%

Patient service revenue, net	$2,984,926	$2,448,030	$536,896	22%
Consulting and event revenue	159,519	50,420	109,099	216%
Product revenue	350,869	---	*	*
Total revenue	3,495,314	2,498,450	996,864	40%

Operating Expenses and Costs
Practice salaries and benefits	1,566,969	1,320,207	246,762	19%
Other practice operating expenses	1,241,788	1,084,713	157,075	14%
Medicare shared savings expenses	408,970	64,236	344,734	537%
Cost of product revenue	328,594	---	*	*
Selling, general and administrative expenses	2,513,615	1,157,285	1,356,330	117%
Depreciation and amortization	418,127	49,660	368,467	742%
Loss from operations	(2,982,749)	(1,177,651)	(1,805,098)	153%

Other Income (Expenses)
Loss on extinguishment of debt	(4,957,168)	(896,372)	(4,060,796)	453%
Change in fair value of debt	(19,246)	(119,702)	100,456	84%
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(465,114)	465,114	100%
Change in fair value of derivative financial instruments	---	726,683	(726,683)	100%
Change in fair value of contingent acquisition consideration	(361,089)	(45,309)	(315,780)	697%
Interest expense	(8,965)	(120,599)	111,634	93%
Total other expenses	(5,346,468)	(920,413)	(4,426,055)	481%

Net loss	$(8,329,217)	$(2,098,064)	$(6,231,153)	297%

* - Denotes new line item on statement of operations for which there was no corresponding activity in the same period of 2020.

Revenue

Patient service revenue in the six months ended June 30, 2021 increased by $536,896, or 22% year-over-year, primarily as a result of increased patient service revenue at our NCFM practice of $430,947 and at our NWC practice of $114,857, offset by a decrease at our BTG practice of $8,907.

Consulting and event revenue in the six months ended June 30, 2021 increased by $109,099, or 216% year-over-year. Consulting revenue of $147,434 was earned by the ACO/MSO Division in 2021, compared to $50,420 in the corresponding period of 2020 that included ACO/MSO operations for only a month-and-a-half of the six month period. Event revenue of $11,113 was earned in connection with the HealthLynked Future of Healthcare Summit held in March 2021.

Product revenue was $350,869 in the six months ended June 30, 2021. Product revenue was earned by the Medical Distribution Division comprised of the operations acquired with MOD in October 2020.

Operating Expenses and Costs

Practice salaries and benefits increased by $246,762, or 19%, in the six months ended June 30, 2021 primarily as a result of increased staffing at each of our service facilities relative to 2020 to meet an increase in patient visits in 2021 relative to 2020.

Other practice operating costs increased by $157,075, or 14%, in the six months ended June 30, 2021 corresponding to increased revenue at NCFM and NWC practices.

Medicare shared savings expenses increased by $344,734, or 537%. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO. Such expenses in the six months ended June 30, 2020 represented approximately a quarter-and-a-half since Cura was acquired on May 18, 2020.

Cost of product revenue was $328,594 in the six months ended June 30, 2021. Cost of product revenue relates to the cost of medical products sold by the newly formed Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020.

Selling, general and administrative costs increased by $1,356,330, or 117%, in the six months ended June 30, 2021 primarily due to increased stock-based consulting fees, cash-based legal, accounting and consulting fees, more personnel in our corporate function in connection with our continued expansion, and higher advertising, promotional and development costs associated with developing and marketing the HealthLynked Network and related applications.

Depreciation and amortization increased the six months ended June 30, 2021 by $368,467, or 742%, compared to the same period in 2020, primarily as a result of amortization of finite-lived intangible assets acquired in the MOD acquisition.

Loss from operations increased by $805,098, or 153%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily as a result of increased selling, general and administrative costs related to our expansion as well as amortization of intangibles from MOD, offset by increases in each of our revenue streams.

Other Income (Expenses)

Loss on extinguishment of debt in the six months ended June 30, 2021 increased by $4,060,796, or 453%, as compared to the same period in 2020, as a result of a January 2021 transaction pursuant to which the holder of convertible notes with a face value of $1,038,500 and $317,096 of accrued interest agreed to convert the notes pursuant to the original note terms and agreed to a leak-out provision on the received shares in exchange for a five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, we recognized a loss on debt extinguishment of $5,463,592 in the six months ended June 30, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest. This loss was offset by a debt extinguishment gain of $632,826 related to the forgiveness of PPP loans in May and June 2021. Losses on extinguishment of debt in the six months ended June 30, 2020 resulted from an excess of fair value of consideration paid to retire a convertible notes over the carrying value of the instrument and related derivatives being retired. During the six months ended June 30, 2020, we repaid $580,675 of principal and holders converted an additional $561,078 of principal into common shares

Losses from the change in fair value of debt decreased by $100,456, or 84%, for the six months ended June 30, 2021 when compared to the same period in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value.

Amortization of original issue and debt discounts was $465,114 for the six months ended June 30, 2020. With the retirement in 2020 of all floating rate convertible notes that with discounts subject to amortization, there were no corresponding charges in the six months ended June 30, 2021.

Gains from the change in fair value of derivative financial instruments was $726,683 for the six months ended June 30, 2020. We retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives, so there were no corresponding gains or charges in the six months ended June 30, 2021.

Loss from the change in fair value of contingent acquisition consideration increased by $315,780, or 697%, in the six months ended June 30, 2021 when compared to the same period in 2020. The large increase in the loss in 2021 was due primarily to the increase in fair value of contingent acquisition consideration related to our acquisition of MOD, which is payable in a fixed number of shares upon achievement of annual revenue milestones of the underlying business between 2021 and 2024. Due in large part to an increase in our stock price since December 31, 2020, the fair value of the liability increased by $372,939.

Interest expense decreased by $111,634, or 93%, for the six months ended June 30, 2021 when compared to the same period in 2020, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020, combined with low-interest government loans added to our balance sheet, resulting in substantially lower debt balances in 2021.

Total other expenses increased by $4,426,055, or 481%, in the six months ended June 30, 2021 when compared to the same period in 2020 primarily as a result of loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, an increase in losses from the change in fair value of contingent acquisition due principally to the fixed-share structure of the MOD contingent consideration, and a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021.

Net loss increased by $6,231,153, or 297%, in the six months ended June 30, 2021 when compared to the same period in 2020 primarily as a result of a loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, increased selling, general and administrative costs related to our expansion, an increase in losses from the change in fair value of contingent acquisition due to the fixed-share structure of the MOD contingent consideration, and a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021. The increased losses were offset by a 40% overall increase in our revenue year-over-year and a gain on debt extinguishment related to the forgiveness of PPP Loans in 2021.

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

Liquidity and Capital Resources

As of June 30, 2021, we had cash balances of $2,589,635, working capital of $911,146 and accumulated deficit $30,114,127. For the six months ended June 30, 2021, we had a net loss of $8,329,217 and net cash used by operating activities of $2,261,352. Net cash used in investing activities was $203,399. Net cash provided by financing activities was $4,892,202, including $4,649,360 received from sales of common stock in private placement transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”) and $293,951 proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding. During May 2021, PPP loans in the amount of $632,826 plus $6,503 accrued interest were forgiven.

We believe that we have sufficient cash on hand to fund the business for at least the next 12 months. We intend that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing our development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from fund raising efforts in 2021, (ii) profits generated by NCFM, BTG and CHM (including expected Medicare Shared Savings revenue projected to be received annually in the third fiscal quarter of each year), and (iii) the use of further outside funding sources. No assurances can be given that we will be able to access additional outside capital in a timely fashion. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, the Company implemented additional safety measures in its patient services locations and its corporate headquarters.

Significant Liquidity Events

Historically, we have funded our operations principally through a combination of convertible promissory notes, private placements of our common stock, promissory notes and related party debt, as described below.

2021 Equity Transactions

During the six months ended June 30, 2021, we sold 12,161,943 shares of common stock in 52 separate private placement transactions. We received $3,748,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,081,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

Investment Agreement

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) with Iconic Holdings, LLC (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the Investor by us pursuant to a specified formula that limits the number of shares able to be put to the Investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended until the earlier of May 15, 2022 or until the registration statement covering the agreement is no longer in effect. During the six months ended June 30, 2021 and 2020, we issued 3,006,098 and 3,298,975 shares pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $900,636 and $266,190, respectively.

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

A summarized timeline of our strategic acquisition transactions and the related funding sources is as follows:

●	In July 2018 we raised approximately $1.8 million in a private placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy.

●	In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation.

●	On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout.

●	On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.

●	On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock.

●	On October 19, 2020, the Company acquired MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, in exchange for (i) 19,045,563 restricted shares of the Company’s common stock valued at to $2,704,470, (ii) the issuance of an aggregate of up to 10,004,749 restricted shares of the buyer’s common stock valued at up to $2,602,330 over a four year period based on MOD achieving certain revenue targets, and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by us.

●	During the second half of 2020, we retired floating rate convertible debt with a face value of $1,012,750 through conversions and repayments and repaid related party notes with a face value of $646,000 in an effort to improve our balance sheet.

●	During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the full face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding.

●	During the six months ended June 30, 2021, we sold 12,161,943 shares of common stock in 52 separate private placement transactions. We received $3,748,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,081,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

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

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(2,261,352)	$(1,089,173)
Investing Activities	(203,399)	(214,046)
Financing activities	4,892,202	1,548,862
Net increase (decrease) in cash	$2,427,451	$245,643

Operating Activities – During the six months ended June 30, 2021, we used cash from operating activities of $2,261,352, as compared with $1,089,173 in the same period of 2020. The increase in cash usage results primarily from increased selling, general and administrative costs increased related to our continued expansion.

Investing Activities – During the six months ended June 30, 2021, we used $203,399 in investing activities, including $196,000 contingent acquisition consideration payment paid the sellers of NCFM related to the second year of earn-out, plus $7,399 for the acquisition of computers and equipment. During the same period of 2020, we used $214,046 in investing activities, comprised mainly of $164,005 used to acquire CHM (net of $49,995 cash received) and $47,000 paid against contingent acquisition consideration related to the acquisition of NCFM.

Financing Activities – During the six months ended June 30, 2021 and 2020, we realized $4,892,202 and $1,548,862, respectively, in investing activities. Cash realized in 2021 was comprised mainly of $4,649,360 from the sale of common stock pursuant to private placements and puts under the Investment Agreement and $293,951 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full. During the six months ended June 30, 2020, we realized $724,692 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $827,500 net proceeds from the issuance of convertible notes, $149,000 from related party loans and $745,869 net proceeds from government loans under the PPP program, while repaying $746,758 of convertible loans and $151,441 of related party loans.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2021, we sold 374,177 shares of common stock for cash in 6 separate private placement transactions to accredited investors. We received $260,000 in proceeds from the sales. In connection with these stock sales, we also issued 187,638 five-year warrants to purchase shares of common stock at exercise prices between $0.85 and $0.90 per share.

During the three months ended June 30, 2021, we issued 93,492 shares of common stock to q consultant for services provided.

During the three months ended June 30, 2021, we issued 1,358,000 shares upon exercise of outstanding warrants.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2021

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)