Form 10-Q
period 2021-09-30
HealthLynked Corp
filed 2021-11-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, there were 237,769,723 shares of the issuer's common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current Assets
Cash	$5,448,791	$162,184
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of September 30, 2021 and December 31, 2020, respectively	112,983	87,153
Inventory	106,906	95,200
Prepaid expenses and other	68,836	59,003
Total Current Assets	5,737,516	403,540

Property, plant and equipment, net of accumulated depreciation of $258,222 and $177,457 as of September 30, 2021 and December 31, 2020, respectively	368,997	437,286
Intangible assets, net of accumulated amortization of $694,450 and $151,776 as of September 30, 2021 and December 31, 2020, respectively	5,059,088	5,601,762
Goodwill	1,148,105	1,148,105
ROU lease assets and deposits	648,406	435,855

Total Assets	$12,962,112	$8,026,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,761,162	$1,891,749
Contract liabilities	30,535	89,425
Lease liability, current portion	292,844	150,251
Due to related party, current portion	300,600	300,600
Government and vendor notes payable, current portion	---	411,427
Convertible notes payable, net of original issue discount and debt discount of $-0- and $-0- as of September 30, 2021 and December 31, 2020, respectively	---	1,336,350
Contingent acquisition consideration, current portion	282,211	701,961
Total Current Liabilities	2,667,352	4,881,763

Long-Term Liabilities
Government and vendor notes payable, long term portion	450,000	722,508
Contingent acquisition consideration, long term portion	764,501	798,479
Lease liability, long term portion	309,799	273,790

Total Liabilities	4,191,652	6,676,540

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 235,703,829 and 187,967,881 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	23,570	18,797
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,517,458 and 2,150,020 shares as of September 30, 2021 and December 31, 2020, respectively	728,368	262,273
Additional paid-in capital	38,497,916	22,851,098
Accumulated deficit	(30,482,144)	(21,784,910)
Total Shareholders’ Equity	8,770,460	1,350,008

Total Liabilities and Shareholders’ Equity	$12,962,112	$8,026,548

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Patient service revenue, net	$1,394,356	$1,054,806	$4,379,282	$3,502,836
Medicare shared savings revenue	2,419,312	767,744	2,419,312	767,744
Consulting and event revenue	69,595	217,605	229,114	268,025
Product revenue	161,456	---	512,325	---
Total revenue	4,044,719	2,040,155	7,540,033	4,538,605

Operating Expenses and Costs
Practice salaries and benefits	739,024	590,690	2,305,993	1,910,897
Other practice operating expenses	549,086	548,667	1,790,874	1,633,380
Medicare shared savings expenses	1,748,585	759,848	2,157,555	824,084
Cost of product revenue	145,432	---	474,026	---
Selling, general and administrative expenses	1,147,591	958,874	3,661,206	2,116,159
Depreciation and amortization	205,311	25,151	623,438	74,811
Total Operating Expenses and Costs	4,535,029	2,883,230	11,013,092	6,559,331

Loss from operations	(490,310)	(843,075)	(3,473,059)	(2,020,726)

Other Income (Expenses)
Loss on sales of marketable securities	---	(281,606)	---	(281,606)
Gain (loss) on extinguishment of debt	---	(450,999)	(4,957,168)	(1,347,371)
Change in fair value of debt	---	(79,062)	(19,246)	(198,764)
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(65,816)	---	(530,930)
Change in fair value of derivative financial instruments	---	12,802	---	739,485
Change in fair value of contingent acquisition consideration	126,411	45,996	(234,678)	687
Interest income (expense)	(4,118)	(72,535)	(13,083)	(193,134)
Total other income (expenses)	122,293	(891,220)	(5,224,175)	(1,811,633)

Net loss before provision for income taxes	(368,017)	(1,734,295)	(8,697,234)	(3,832,359)

Provision for income taxes	---	---	---	---

Net loss	$(368,017)	$(1,734,295)	$(8,697,234)	$(3,832,359)

Deemed dividend - amortization of beneficial conversion feature and down round adjustment to warrants	(88,393)	(63,862)	(265,179)	(63,862)

Net loss to common stockholders	$(456,410)	$(1,798,157)	$(8,962,413)	$(3,896,221)

Net loss per share to common stockholders, basic and diluted:
Basic	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Fully diluted	$(0.00)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of common shares:
Basic	232,203,244	147,366,619	224,658,709	129,234,540
Fully diluted	232,203,244	147,366,619	224,658,709	129,234,540

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity (Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	14,793,864	---	1,479	---		2,981,367	---	2,982,846
Fair value of warrants allocated to proceeds of common stock	---	---	---	---		1,406,515	---	1,406,515
Conversion of convertible notes payable to common stock	13,538,494	---	1,354	---		4,060,194	---	4,061,548
Fair value of warrants issued in connection with conversion and retirement of convertible notes payable	---	---	---	---	---	3,201,138	---	3,201,138
Fair value of warrants issued for professional services	---	---	---	---	---	32,426	---	32,426
Consultant and director fees payable with common shares and warrants	475,000	---	48	---	114,500	122,781	---	237,329
Shares and options issued pursuant to employee equity incentive plan	240,310	---	24	---	(14,956)	52,337	---	37,405
Exercise of stock warrants	9,047,332	---	905	---	62,500	613,316	---	676,721
Exercise of stock options	12,500	---	1	---		3,149	---	3,150
Net loss	---	---	---	---	---	---	(7,823,453)	(7,823,453)

Balance at March 31, 2021	226,075,381	2,750,000	22,608	2,750	424,317	35,324,321	(29,608,363)	6,165,633

Sales of common stock	374,177	---	37	---	---	177,642	---	177,679
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	82,320	---	82,320
Fair value of warrants issued for professional services	---	---	---	---	---	3,603	---	3,603
Consultant and director fees payable with common shares and warrants	93,492	---	9	---	68,807	17,990	---	86,806
Shares and options issued pursuant to employee equity incentive plan	875,047	---	88	---	(147,791)	211,358	---	63,655
Exercise of stock warrants	1,225,000	---	123	---	62,500	152,378	---	215,001
Exercise of stock options	133,000	---	13	---	---	13,287	---	13,300
Net loss	---	---	---	---	---	---	(505,764)	(505,764)

Balance at June 30, 2021	228,776,097	2,750,000	22,878	2,750	407,833	35,982,899	(30,114,127)	6,302,233

Sales of common stock	4,703,704	---	470	---	---	1,608,874	---	1,609,344
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	690,577	---	690,577
Contingent acquisition consideration issuable	---	---	---	---	366,300	---	---	366,300
Fair value of warrants issued for professional services	---	---	---	---	---	3,603	---	3,603
Consultant and director fees payable with common shares and warrants	8,750	---	1	---	84,785	4,942	---	89,728
Shares and options issued pursuant to employee equity incentive plan	375,000	---	37	---	(5,550)	25,955	---	20,442
Exercise of stock warrants	1,840,278	---	184	---	(125,000)	181,066	---	56,250
Net loss	---	---	---	---	---	---	(368,017)	(368,017)

Balance at September 30, 2021	235,703,829	2,750,000	23,570	2,750	728,368	38,497,916	(30,482,144)	8,770,460

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity (Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2019	109,894,490	---	10,990	---	159,538	13,016,446	(16,029,654)	(2,842,680)

Sale of common stock	4,187,566	---	419	---	(59,000)	407,181		348,600
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	88,833	---	88,833
Conversion of convertible notes payable to common stock	4,672,612	---	467	---	51,652	600,441	---	652,560
Consultant and director fees payable with common shares and warrants	---	---	---	---	60,212	6,666	---	66,878
Shares and options issued pursuant to employee equity incentive plan	132,500	---	13	---	(7,161)	45,724	---	38,576
Net loss	---	---	---	---	---	---	(580,216)	(580,216)

Balance at March 31, 2020	118,887,168	---	11,889	---	205,241	14,165,291	(16,609,870)	(2,227,449)

Acquisition of Cura Health Management LLC	2,240,838	---	224	---	---	201,451	---	201,675
Sale of common stock	3,180,312	---	318	---	24,651	228,808	---	253,777
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	33,482	---	33,482
Conversion of convertible notes payable to common stock	6,669,320	---	667	---	(51,652)	584,268	---	533,283
Consultant and director fees payable with common shares and warrants	111,110	---	11	---	34,705	8,989	---	43,705
Shares and options issued pursuant to employee equity incentive plan	163,027	---	16	---		39,397	---	39,413
Net loss	---	---	---	---	---	---	(1,517,848)	(1,517,848)
Balance at June 30, 2020	131,251,775	---	13,125	---	212,945	15,261,686	(18,127,718)	(2,639,962)

Contingent acquisition consideration issued	1,835,626	---	184	---		292,599	---	292,783
Sales of common stock	4,829,289	---	483	---	(23,901)	340,582	---	317,164
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	57,444	---	57,444
Sale of common and preferred stock in exchange for marketable securities	24,522,727	2,750,000	2,452	2,750	---	3,061,687		3,066,889
Conversion of convertible notes payable to common stock	2,855,191	---	286	---	---	479,387	---	479,673
Gain on extinguishment of related party debt allocated to additional paid in capital	---	---	---	---	---	283,862	---	283,862
Consultant and director fees payable with common shares and warrants	1,003,751	---	100	---	(6,952)	136,611	---	129,759
Shares and options issued pursuant to employee equity incentive plan	529,465	---	53	---	---	98,448	---	98,501
Net loss	---	---	---	---	---	---	(1,734,295)	(1,734,295)
Balance at September 30, 2020	166,827,824	2,750,000	16,683	2,750	182,092	20,012,306	(19,862,013)	351,818

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(8,697,234)	$(3,832,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623,438	74,811
Stock based compensation, including amortization of prepaid fees	574,998	436,038
Amortization of original issue discount and debt discount on convertible notes	---	530,930
Loss on sales of marketable securities	---	281,606
Change in fair value of derivative financial instruments	---	(739,485)
Loss on extinguishment of debt	4,957,168	1,347,371
Change in fair value of debt	19,246	198,764
Change in fair value of contingent acquisition consideration	234,678	(687)
Changes in operating assets and liabilities:
Accounts receivable	(25,831)	(20,297)
Inventory	(11,706)	(34,740)
Prepaid expenses and deposits	(40,516)	51,575
ROU lease assets	78,835	200,372
Accounts payable and accrued expenses	800,732	615,434
Lease liability	(82,102)	(197,877)
Due to related party, current portion	---	46,370
Contract liabilities	(58,890)	(52,321)
Net cash used in operating activities	(1,627,184)	(1,094,495)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	---	2,740,806
Acquisition, net of cash acquired	---	(164,005)
Payment of contingent acquisition consideration	(322,106)	(137,390)
Acquisition of property and equipment	(12,475)	(13,541)
Net cash (used in) provided by investing activities	(334,581)	2,425,870

Cash Flows from Financing Activities
Proceeds from sale of common stock	6,949,281	1,099,300
Proceeds from exercise of options and warrants	350,200	---
Proceeds from issuance of convertible notes	---	827,500
Repayment of convertible notes	---	(1,882,405)
Proceeds from related party loans	---	149,000
Repayment of related party loans	---	(967,756)
Proceeds from government loans	---	1,045,669
Repayment of vendor loans payable	(51,109)	---
Net cash provided by financing activities	7,248,372	271,308

Net increase in cash	5,286,607	1,602,683
Cash, beginning of period	162,184	110,441

Cash, end of period	$5,448,791	$1,713,124

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021		2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$232		$202,768
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Forgiveness of government loans		$632,826	$	---
Common stock issuable issued during period		$192,547		$66,161
Fair value of warrants issued for professional service		$39,632	$	---
Incremental fair value of warrants modified to extend maturity date of convertible notes payable		$126,502	$	---
Conversion of convertible note payable to common shares		$4,061,549		$1,665,516
Fair value of warrants issued in connection with conversion of convertible notes payable		$3,074,637	$	---
Accrued liabilities relieved upon cashless exercise of warrants		$614,221	$	---
Contingent acquisition consideration payable in common stock		$366,300	$	---
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$	---		$211,497
Adoption of lease obligation and ROU asset	$	---		$219,744
Fair value of shares issued as initial acquisition consideration	$	---		$201,675
Fair value of shares issued as contingent acquisition consideration	$	---		$292,783
Fair value of contingent acquisition consideration issued	$	---		$1,057,785
Derivative liabilities written off with repayment of convertible notes payable	$	---		$328,000
Derivative liabilities written off with conversion of convertible notes payable	$	---		$135,300
Reduction in contingent acquisition consideration	$	---		$200,328
Fair value of marketable securities received as consideration for sale of common and preferred shares	$	---		$3,006,889
Gain on extinguishment of related party debt allocated to additional paid in capital	$	---		$283,862

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company operated in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 31, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM and BTG are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $15,966 and $35,779 as of September 30, 2021 and December 31, 2020, respectively.

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. The Company was notified of the amount of Medicare shared savings and received payment for plan year 2020 in September 2021 and for plan year 2019 in September 2020. Accordingly, the Company recognized Medicare shared savings revenue of $2,419,312 and $767,744 in the three and nine months ended September 30, 2021 and 2020, respectively. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred.

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $-0- and $47,864 as of September 30, 2021 and December 31, 2020, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $14,569 and $5,782 as of September 30, 2021 and December 31, 2020, respectively. There were no contract assets as of September 30, 2021 or December 31, 2020.

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $3,919 and $26,839 and as of September 30, 2021 and December 31, 2020, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $30,535 and $89,425 as of September 30, 2021 and December 31, 2020, respectively.

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds to the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year. The Company received Medicare shared savings payments and recognized revenue of $2,419,312 for plan year 2020 in September 2021 and $767,744 for plan year 2019 in September 2020. Of the Medicare shared savings payments received, $979,736 and $388,884 were recognized as provider shared savings expense in the quarter and year-to-date periods ended September 30, 2021 and 2020, respectively, and are included in “Medicare shared savings expenses” on the accompanying Condensed Consolidated Statement of Operations.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2021 and December 31, 2020, the Company had $4,205,870 and $18,227 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48.1% of total billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2021 and December 31, 2020, the Company’s gross patient services accounts receivable were $245,148 and $165,464, respectively, and net patient services accounts receivable were $111,658 and $71,655, respectively, based upon net reporting of accounts receivable. As of September 30, 2021 and December 31, 2020, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively. The Company also had $-0- and $15,498 accounts receivable related to amounts billed under consulting contracts as of September 30, 2021 and December 31, 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three or nine months ended September 30, 2021 or 2020.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the three or nine months ended September 30, 2021 or 2020, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2021 and 2020, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2021 and December 31, 2020, potentially dilutive securities were comprised of (i) 60,136,992 and 51,352,986 warrants outstanding, respectively, (ii) 3,013,750 and 3,111,750 stock options outstanding, respectively, (iii) -0- and 10,298,333 shares issuable upon conversion of convertible notes, respectively, (iv) 90,000 and 200,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

NOTE 3 – LIQUIDITY

As of September 30, 2021, the Company had cash balances of $5,448,791, working capital of $3,070,164 and accumulated deficit $30,482,144. For the nine months ended September 30, 2021, the Company had a net loss of $8,697,234 and net cash used by operating activities of $1,627,184. Net cash used in investing activities was $334,581. Net cash provided by financing activities was $7,248,372, including $6,949,281 received from sales of common stock in private placements, registered direct transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”), and $350,200 in proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, the Company had no further convertible debt outstanding. During May 2021, PPP loans in the amount of $632,826 plus $6,503 accrued interest were forgiven. During August 2021, the Company sold 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,000.

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

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS

Hughes Center for Functional Medicine – April 2019

On April 12, 2019, the Company acquired a 100% interest in Hughes Center for Functional Medicine (“HCFM”), a medical practice engaged in improving the health of its patients through individualized and integrative health care. Following the acquisition, HCFM was rebranded as NCFM and was combined with NWC to form the Company’s Health Services segment. Under the terms of acquisition, the Company paid HCFM shareholders $500,000 in cash, issued 3,968,254 shares of the Company’s common stock and agreed to an earn-out provision of $500,000 that may be earned based on the performance of HCFM in the years ended on the first, second and third anniversary dates of the acquisition closing. The total consideration fair value represents a transaction value of $1,764,672. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

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

The fair value of the contingent acquisition consideration related to the future earn-out payments is calculated using a probability-weighted discounted cash flow projection and is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended September 30, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of ($14,316) and ($1,185), respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of ($63,769) and ($12,512), respectively. During the nine months ended September 30, 2021 and 2020, the Company paid the sellers $196,000 and $47,000 cash, respectively, in satisfaction of the second year and first year earn-outs, respectively.

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

SEPTEMBER 30, 2021

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

Under the terms of acquisition, the Company paid CHM shareholders the following consideration: (i) $214,000 in cash paid at closing, (ii) 2,240,838 shares of the Company’s common stock issued at closing, (iii) up to $223,500 additional cash and $660,000 in additional shares of the Company’s common stock payable at the time CHM receives the final assessment of the calculation of MSSP savings for the 2019 program year, with this amount prorated based on a target MSSP payment (plus other ancillary revenue) of $1,725,000, and (iv) up to $437,500 based on the business achieving annual revenue of $2,250,000 and annual profit of $500,000 in each of the four years following closing.

The total consideration fair value represents a transaction value of $1,423,465. The following table summarizes the fair value of consideration paid:

Cash paid at closing	$214,000
Shares issued at closing (2,240,838 shares)	201,675
Cash and shares contingent upon 2019 program year MSSP payment target	778,192
Cash contingent upon four-year earn-out	279,593
Less cash received	(49,995)

$1,423,465

The fair value of the 2,240,838 common shares issued at closing was determined using the intraday average high and low trading price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owners of CHM (i) up to $223,500 additional cash and to $660,000 of additional shares of Company common stock when CHM receives the final assessment of the calculation of 2019 plan year MSSP revenue (the “Current Earnout”), and (ii) up to $62,500, $125,000, $125,000 and $125,000 on the first, second, third and fourth anniversary, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date (the “Future Earnout”). During September 2020, pursuant to a Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”) and in satisfaction of the Current Earnout, the Company paid $90,389 cash, issued 1,835,625 shares of the Company’s common stock and agreed that the balance of the Current Earnout that was not earned in 2020, being $124,043 cash and $366,300 in shares of Company common stock, would be deferred until the first future earnout year in which MSSP revenue exceeds $1.725 million and revenue from other services exceeds $605,000 (the “Residual Earnout”). During September 2021, the Company was notified of the amount of Medicare shared savings and received payment for plan year 2020 in the amount of $2,419,312. As a result, the sellers were paid the residual $124,043 cash in September 2021 and issued 806,828 shares of Company common stock with a value of $366,300 in October 2021 pursuant to the Residual Earnout. Following the payments, the Company has no further obligations under the Residual Earnout. The Company also determined that the sellers did not earn any of the $62,500 year one Future Earnout related to the performance period May 19, 2020 to May 18, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

The fair value of the contingent acquisition consideration related to both the Current Earnout and the Future Earnout were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended September 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration of ($116,151) and $47,181, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration of ($54,848) and $13,200, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The fair value of the contingent acquisition consideration related to the MOD Earnout Shares was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the three months ended September 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of $256,877 and $-0-, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of ($116,062) and $-0-, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS (CONTINUED)

Pro Forma Financial Information

The following table represents the pro forma consolidated income statement as if HCFM, CHM and MOD had been included in the consolidated results of the Company for the entire nine-month period ending September 30, 2020. All acquired entities were included in the Company’s consolidated results of operations in the full three- and nine-month periods ended September 30, 2021.

Revenue	$4,740,283
Net loss	$(3,846,293)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM, CHM and MOD to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2021 and 2020, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER

On March 22, 2017, the Company granted to the investor in the Investment Agreement warrants to purchase 4,000,000 shares of the Company’s common stock at $0.25 per share, 2,000,000 shares at $0.50 per share and 1,000,000 shares at $1.00 per share. On June 7, 2017, the Company also granted warrants to purchase 200,000 shares at $0.25 per share, 100,000 shares at $0.50 per share and 50,000 shares at $1.00 per share to an advisor as a fee in connection with the Investment Agreement. The aggregate fair value of these warrants totaling $153,625 was recorded as a deferred offering cost and was amortized over the initial period during which the Company was able access the financing, which began on May 15, 2017 and ended on May 15, 2020. The Company recognized general and administrative expense related to the cost of the warrants of $-0- and $-0- in the three months ending September 30, 2021 and 2020, respectively, and $-0- and $19,203 in the nine months ending September 30, 2021 and 2020, respectively.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020

Medical equipment	$484,126	$484,126
Furniture, office equipment and leasehold improvements	143,093	130,617

Total property, plant and equipment	627,219	614,743
Less: accumulated depreciation	(258,222)	(177,457)

Property, plant and equipment, net	$368,997	$437,286

Depreciation expense during the three months ended September 30, 2021 and 2020 was $26,343 and $23,084, respectively. Depreciation expense during the nine months ended September 30, 2021 and 2020 was $80,764 and $68,655, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(694,450)	(151,776)

Intangible assets, net	$5,059,088	$5,601,762

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

Amortization expense in the three months ended September 30, 2021 and 2020 was $178,968 and $2,067, respectively. Amortization expense in the nine months ended September 30, 2021 and 2020 was $542,674 and $6,156, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three or nine months ended September 30, 2021 or 2020.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM and BTG practices and two separate lease relating to its corporate headquarters that expire in July 2023, May 2022, March 2023, November 2023 and November 2023, respectively. As of September 30, 2021, the Company’s weighted-average remaining lease term relating to its operating leases was 2.0 years, with a weighted-average discount rate of 20.49%. The Company was also previously a lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Lease assets	$599,781	$417,913

Lease liabilities
Lease liabilities (short term)	$292,844	$150,251
Lease liabilities (long term)	309,799	273,790
Total lease liabilities	$602,643	$424,041

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

Lease expense in the three and nine months ended September 30, 2021 and 2020 was as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating leases	$99,544	$61,526	$241,909	$242,891
Financing leases	---	---	---	4,587

Total lease expense	$99,544	$61,526	$241,909	$247,478

Maturities of operating lease liabilities were as follows as of September 30, 2021:

2021 (July to December)	$107,623
2022	383,619
2023	273,844
Total lease payments	765,086
Less interest	(162,443)
Present value of lease liabilities	$602,643

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of September 30, 2021 and December 31, 2020 were as follow:

	September 30,	December 31,
	2021	2020

Patient services paid but not provided	$15,966	$35,779
Consulting services paid but not provided	---	47,864
Unshipped products	14,569	5,782
	$30,535	$89,425

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

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2021 and December 31, 2020 were comprised of deferred compensation in the amount of $300,600.

Retired Notes Payable to Dr. Dent

Our founder and CEO, Dr. Michael Dent, made loans to the Company from time to time in the form of unsecured promissory notes payable (the “Dent Notes”). The Dent Notes were repaid in full during September 2020 and had no balance as of September 30, 2021 or December 31, 2020. Prior to repayment, the Dent Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value were $-0- and $32,968 during the three months ended September 30, 2021 and 2020, respectively, and $-0- and $80,935 during the nine months ended September 30, 2021 and 2020, respectively. No interest was accrued on the Dent Notes as of September 30, 2020 or December 31, 2020. Interest expense on the Dent Notes was $-0- and $14,159 in the three months ended September 30, 2021 and 2020, respectively, and $-0- and $86,446 in the nine months ended September 30, 2021 and 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Other Amounts Due to Dr. Dent

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $149,000 (the “2020 MCA”). The Company was required to repay the 2020 MCA, which acts like an ordinary note payable, at the rate of $7,212 per week until the balance of $187,500 is repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount was amortized over the life of the instrument. The 2020 MCA was repaid in full and retired during July 2020. The Company made installment payments against the MCA of $-0- and $36,059 during the three months ended September 30, 2021 and 2020, respectively, and $-0- and $187,500 during the nine months ended September 30, 2021 and 2020, respectively. The Company recognized amortization of the discount in the amount of $-0- and $-0-, during the three months ended September 30, 2021 and 2020, respectively, and $-0- and $38,500, during the nine months ended September 30, 2021 and 2020, respectively.

NOTE 11 – GOVERNMENT AND VENDOR NOTES PAYABLE

Government and vendor notes payable as of September 30, 2021 and December 31, 2020 were comprised of the following:

	September 30,		December 31,
	2021		2020

PPP loans	$	---	$632,826
Disaster relief loans		450,000	450,000
Vendor note		---	51,109
Total government and vendor notes payable		450,000	1,133,935
Less: long term portion		(450,000)	(722,508)
Government and vendor notes payable, current portion	$	---	$411,427

During May and June 2020, the Company and certain of its subsidiaries received an aggregate of $621,069 in loans under the PPP. The Company also acquired a PPP loan in the MOD acquisition with an inception date of April 3, 2020 and a face value of $11,757. The PPP loans, administered by SBA, were issued under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bore interest at 1% per annum and were scheduled to mature in May and June 2022. Principal and interest payments were deferred for the first nine months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. The entirety of the PPP loans outstanding, comprised of $632,826 principal and $6,503 accrued interest, was forgiven in May 2021. As a result of the forgiveness, the Company recognized a gain on extinguishment of debt in the amount of $632,826 and interest income of $6,503 during the nine months ended September 30, 2021.

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 24 months from the inception date. Interest accrued on SBA Disaster Relief loans payable as of September 30, 2021 and December 31, 2020 was $20,484 and $12,240, respectively. Interest expense on the loans was $4,226 and $861 for the three months ended September 30, 2021 and 2020, respectively, and $12,594 and $861 for the nine months ended September 30, 2021 and 2020, respectively.

In connection with the October 19, 2020 of MOD, the Company acquired a note payable to MOD’s primary product vendor with a remaining principal balance of $79,002 as of the acquisition date. The vendor note was paid in full during the first quarter of 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2021 and December 31, 2020 were comprised of the following:

	September 30,		December 31,
	2021		2020

$550k Note - July 2016	$	---	$719,790
$50k Note - July 2016		---	71,611
$111k Note - May 2017		---	120,659
$357.5k Note - April 2019		---	424,290
		---	1,336,350
Less: unamortized discount		---	---
Convertible notes payable, net of original issue discount and debt discount	$	---	$1,336,350

Amortization of debt discount recognized on each convertible note outstanding during the three and nine months ended September 30, 2021 and 2020 are shown in the following table. There were no unamortized discounts as of September 30, 2021 or December 31, 2020 related to convertible notes payable.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
$154k Note - June 2019	$	---	$	---	$	---	$1,093
$67.9k Note - July 2019		---		---		---	7,252
$67.9k Note II - July 2019		---		---		---	2,813
$78k Note III - July 2019		---		---		---	6,208
$230k Note - July 2019		---		---		---	58,527
$108.9k Note - August 2019		---		---		---	21,038
$142.5k Note - October 2019		---		21,804		---	92,663
$103k Note V - October 2019		---		---		---	29,143
$108.9k Note II - October 2019		---		---		---	33,205
$128.5k Note - October 2019		---		---		---	51,705
$103k Note VI - November 2019		---		---		---	39,450
$78.8k Note II - December 2019		---		---		---	27,111
$131.3k Note - January 2020		---		1,158		---	16,205
$78k Note IV - January 2020		---		1,608		---	14,955
$157.5k Note - March 2020		---		7,432		---	20,044
$157.5k Note II - April 2020		---		9,127		---	21,436
$135k Note - April 2020		---		7,744		---	17,718
$83k Note II - April 2020		---		6,675		---	13,767
$128k Note - April 2020		---		10,268		---	18,097

	$	---		$65,816	$	---	$492,430

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense recognized on each convertible note outstanding during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021	2020

$550k Note - July 2016	$	---	$8,318	$2,351	$24,773
$50k Note - July 2016		---	1,260	219	3,753
$111k Note - May 2017		---	2,042	333	8,755
$357.5k Note - April 2019		---	9,012	1,469	18,751
$154k Note - June 2019		---	---	---	46
$67.9k Note - July 2019		---	---	---	707
$67.9k Note II - July 2019		---	---	---	177
$78k Note III - July 2019		---	---	---	492
$230k Note - July 2019		---	---	---	3,041
$108.9k Note - August 2019		---	---	---	2,564
$142.5k Note - October 2019		---	3,592	---	12,884
$103k Note V - October 2019		---	---	---	2,653
$108.9k Note II - October 2019		---	---	---	3,970
$128.5k Note - October 2019		---	---	---	5,149
$103k Note VI - November 2019		---	---	---	3,527
$78.8k Note II - December 2019		---	---	---	3,344
$131.3k Note - January 2020		---	467	---	6,545
$78k Note IV - January 2020		---	427	---	3,975
$157.5k Note - March 2020		---	2,848	---	7,681
$157.5k Note II - April 2020		---	2,848	---	6,688
$135k Note - April 2020		---	2,441	---	5,585
$83k Note II - April 2020		---	1,819	---	3,752
$128k Note - April 2020		---	2,805	---	4,945

	$	---	$37,879	$4,372	$133,757

Certain of the Company’s convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three and nine months ended September 30, 2021 and 2020 and the fair value as of such instruments as of September 30, 2021 and December 31, 2020 were as follows:

	Change in Fair Value of Debt					Fair Value of Debt as of
	Three Months Ended September 30,			Nine Months Ended September 30,		September 30,		December 31,
	2021		2020	2021	2020	2021		2020

$550k Note - July 2016	$	---	$24,285	$10,344	$59,618	$	---	$719,790
$50k Note - July 2016		---	2,520	1,017	6,187		---	71,611
$111k Note - May 2017		---	4,721	1,706	16,261		---	120,659
$357.5k Note - April 2019		---	14,567	6,179	35,763		---	424,290

	$	---	$46,093	$19,246	$117,829	$	---	$1,336,350

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Extension and Conversion – January 2021

On January 6, 2021, the holder of the Company’s four remaining fixed rate convertible promissory notes with a face value of $1,038,500 – comprised of a $550,000 6% fixed convertible secured promissory note dated July 7, 2016 (the “$550k Note”), a $50,000 10% fixed convertible commitment fee promissory note dated July 7, 2016 (the “$50k Note”), $81,000 of principal remaining on a $111,000 10% fixed convertible secured promissory note dated May 22, 2017 (the “$111k Note”), and a $357,500 10% fixed convertible note dated April 15, 2019 (the “$357.5k Note” and together with the $550k Note, the $50k Note and the $111k Note, the “Remaining Notes”) – agreed to extend the maturity date on the Remaining Notes to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder (the “Extended Warrants”) from dates between July 2021 and March 2022 until March 2023. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified Remaining Notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $126,502 in the nine months ended September 30, 2021, equal to the incremental fair value of the Extended Warrants before and after the modification.

On January 14, 2021, the Company and the holder of the Remaining Notes entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 and $317,096 of accrued interest on the Remaining Notes into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell in shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the Remaining Notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, the Company recognized a loss on debt extinguishment of $5,463,492 in the nine months ended September 30, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest.

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

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.15 per share and was secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $0.75 per share. The $111k Note was scheduled to mature on January 14, 2021. On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $25,394 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted. The holder converted the remaining principal of $81,000 plus $180,129 of accrued interest into 815,787 shares of common stock on January 14, 2021.

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

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”). On January 8, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During January and February 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

Convertible Note Payable ($78,000) – July 2019

On July 16, 2019, the Company issued a $78,000 convertible note (the “$78k Note III”). During the nine months ended September 30, 2020, the Company prepaid the balance on the $78k Note III, including accrued interest, for a one-time cash payment of $102,388. In connection with the repayment, the Company recognized a loss on debt extinguishment of $31,432 in the nine months ended September 30, 2020, equal to the excess of the payment amount over the carrying value of the note, derivative embedded conversion feature and accrued interest.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($230,000) – July 2019

On July 18, 2019, the Company issued a convertible note with a face value of $230,000 (the “$230k Note”). During the nine months ended September 30, 2020, the holder converted $80,000 of principal and $4,373 of accrued interest on the note into 1,236,668 shares of common stock and the Company repaid principal of $150,000 and accrued interest of $9,128 for cash payments totaling $181,554. The note was retired upon these conversions and repayments. In connection with the conversions and repayments, the Company recognized a loss on debt extinguishment of $112,498 in the nine months ended September 30, 2020 equal to the excess of the cash payment amount and the fair value of the shares issued at conversion over the carrying value of the note, derivative embedded conversion feature and accrued interest.

Convertible Note Payable ($108,947) – August 2019

On August 26, 2019, the Company issued a convertible note with a face value of $108,947 (the “$108.9k Note”). During March 2020, the holder converted principal of $75,000 and accrued interest of $6,335 into 1,779,322 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $90,732 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

Convertible Note Payable ($142,500) – October 2019

On October 1, 2019, the Company issued a $142,500 convertible note (the “$142.5k Note”). During the nine months ended September 30, 2020, the holder converted the full principal of $142,500 and accrued interest of $14,250 into 2,855,191 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $305,100 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

Convertible Note Payable ($128,500) – October 2019

On October 30, 2019, the Company issued a $128,500 convertible note (the “$128.5k Note”). During May and June 2020, the holder converted the full principal of $128,500 and accrued interest of $8,832 into 3,197,877 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $154,248 in the nine months ended September 30, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2021 and 2020 include the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

Balance, beginning of period	$	---		$257,384	$	---		$991,288
Inception of derivative financial instruments		---		---		---		211,498
Change in fair value of derivative financial instruments		---		(12,802)		---		(739,485)
Conversion or extinguishment of derivative financial instruments		---		(244,582)		---		(463,301)

Balance, end of period	$	---	$	---	$	---	$	---

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Nine Months Ended September 30,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	---	0.05% to 1.61%
Expected life range (in years)	---	0.14 to 1.00
Volatility range	---	117.48% to 144.51%
Dividend yield	---	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During 2020, the Company retired all convertible notes for which the conversion rate was adjusted based on a discount to the market price of the Company’s common stock, which gave rise to ECF-related derivative financial instruments. Accordingly, the Company had no further derivative financial instruments outstanding as of September 30, 2021 or December 31, 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY

Registered Direct Offering – August 2021

On August 26, 2021, the Company entered into a securities purchase agreement with a certain institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell in a registered direct offering (the “Registered Direct Offering”) 3,703,704 shares of the Company’s common stock to the Purchaser at an offering price of $0.54 per share and issue associated warrants. In a concurrent private placement, the Company also sold to the Purchaser unregistered warrants (the “Warrants”) to purchase up to an aggregate of 1,851,852 shares of common stock, representing 50% of the shares of common stock that may be purchased in the Registered Direct Offering. The Warrants are exercisable at an exercise price of $0.65 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Company also issued compensation warrants to its placement agent to purchase up to 269,269 shares of common stock, equal to 8.0% of the aggregate number of shares of common stock placed in the Registered Direct Offering. The placement agent warrants have a term of five (5) years from the commencement of sales under the Registered Direct Offering and an exercise price of $0.675 per share of common stock (equal to 125% of the offering price per share of common stock).

The Company received net proceeds from the sale of shares of common stock, after deducting placement agent fees and other offering expenses payable by the Company, of $1,719,921. The transactions closed on August 31, 2021.

Private Placements

During the nine months ended September 30, 2021, the Company sold 13,161,943 shares of common stock in 53 separate private placement transactions. The Company received $4,328,725 in proceeds from the sales. In connection with these stock sales, the Company also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

During the nine months ended September 30, 2020, the Company sold 6,650,843 shares of common stock in 20 separate private placement transactions and received $673,001 in proceeds from the sales. In connection with the stock sales, the Company also issued 3,463,825 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.27 per share.

Investment Agreement Draws

During nine months ended September 30, 2021 and 2020, the Company issued 3,006,098 and 4,975,491 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $900,636 and $426,299, respectively, in net proceeds from the draws.

Shares issued to Consultants

During the nine months ended September 30, 2021 and 2020, the Company issued 677,242 and 1,214,861 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $151,322 and $156,501 in the nine months ended September 30, 2021 and 2020, respectively.

Common Stock Issuable

As of September 30, 2021 and December 31, 2020, the Company was obligated to issue the following shares:

	September 30, 2021		December 31, 2020
	Amount	Shares	Amount	Shares
Shares issuable to consultants, employees and directors	$728,368	2,517,458	$262,273	2,150,020

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2021 and 2020 are summarized as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	51,352,986	$0.17	47,056,293	$0.17
Granted during the period	22,421,026	$0.39	3,463,825	$0.20
Exercised during the period	(13,637,020)	$(0.18)	---	$ ---
Expired during the period	---	$0.00	(50,000)	$(0.40)
Outstanding at end of the period	60,136,992	$0.25	50,470,118	$0.18

Exercisable at end of the period	60,136,992	$0.25	50,470,118	$0.18

Weighted average remaining life	3.4 years		3.4 years

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2021:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	14,789,573	3.3	$0.07	14,789,573	$0.07
$0.10 to 0.24	9,714,380	2.9	$0.17	9,714,380	$0.17
$0.25 to 0.49	31,741,448	3.5	$0.31	31,741,448	$0.31
$0.50 to 1.05	3,891,591	4.3	$0.67	3,891,591	$0.67
$0.05 to 1.00	60,136,992	3.4	$0.25	60,136,992	$0.25

During the nine months ended September 30, 2021 and 2020, the Company issued 22,421,026 and 3,463,825 warrants, respectively, the aggregate grant date fair value of which was $5,823,476 and $222,987, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	Nine Months Ended September 30,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	0.38% to 0.97%	0.19% to 1.59%
Expected life range (in years)	3.00 to 5.00 years	5.00 years
Volatility range	170.58% to 193.21%	119.69% to 132.19%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2021, the Company received $333,750 upon the exercise of 3,065,278 warrants with exercise prices between $0.09 and $0.15. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020. There were no warrants exercised during the nine months ended September 30, 2020.

Employee Equity Incentive Plan

On January 1, 2016, the Company adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2016 EIP allows for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. The plan expired during 2021 but allows for the prospective issuance of additional shares subject to vesting of awards made prior to expiration of the plan.

On September 9, 2021, the Company adopted the 2021 Employee Equity Incentive Plan (the “2021 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2021 EIP allows for the issuance of up to 20,000,000 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. No awards were made under the 2021 EIP during the three or nine months ended September 30 2021 or 2020.

The following table summarizes the status of shares issued and outstanding under the 2016 EIP outstanding as of and for the nine months ended September 30, 2021 and 2020:

	2021	2020
Outstanding at beginning of the period	2,603,528	1,874,063
Granted during the period	1,015,047	664,465
Forfeited during the period	(52,500)	(62,500)
Outstanding at end of the period	3,566,075	2,476,028

Shares vested at period-end	3,476,075	2,176,028
Weighted average grant date fair value of shares granted during the period	$0.27	$0.14
Aggregate grant date fair value of shares granted during the period	$4,050	$18,760
Shares available for grant pursuant at period-end	8,923,855	9,778,403

Total stock-based compensation recognized for employee grants was $60,422 and $79,196 during the three months ended September 30, 2021 and 2020, respectively, and $239,729 and $109,349 during the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized stock compensation related to these grants was $25,575 as of September 30, 2021.

A summary of the status of nonvested shares issued pursuant to the 2016 EIP as of and for the nine months ended September 30, 2021 and 2020 is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	200,000	$0.17	332,500	$0.17
Granted	1,015,047	$0.27	664,465	$0.14
Vested	(1,075,047)	$(0.26)	(609,465)	$(0.14)
Forfeited	(50,000)	$(0.10)	(87,500)	$(0.06)
Nonvested at end of period	90,000	$0.19	300,000	$0.20

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2021 and 2020, the Company issued 1,235,047 and 724,992 shares under the 2016 EIP pursuant to the grants and vesting described in the tables above, respectively, of which 428,543 and 724,992, respectively were issued to employees and 806,504 and -0-, respectively, were issued to directors.

Employee Stock Options

The following table summarizes the status of options outstanding as of and for the nine months ended September 30, 2021 and 2020:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	3,111,750	$0.20	3,269,250	$0.21
Granted during the period	80,000	$0.75	60,000	$0.09
Exercised during the period	(145,500)	$(0.11)	---	$ ---
Forfeited during the period	(32,500)	$(0.16)	(80,000)	$(0.26)
Outstanding at end of the period	3,013,750	$0.22	3,249,250	$0.20

The following table summarizes information about the Company’s stock options outstanding as of September 30, 2021:

Options Outstanding					Options Exercisable
			Weighted-
			Average	Weighted-		Weighted-
			Remaining	Average		Average
	Exercise	Number	Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (years)	Price	Exercisable	Price
$	--- to 0.25	1,652,500	5.9	$0.13	1,381,250	0.11
	$0.25 to 0.50	1,281,250	7.1	$0.30	762,500	0.30
	$0.51 to 0.77	80,000	9.7	$0.75	30,000	0.75
	$0.08 to 0.31	3,013,750	6.5	$0.22	2,173,750	$0.19

Total stock-based compensation recognized related to option grants was $9,615 and $19,305 during the three months ended September 30, 2021 and 2020, respectively, and $64,304 and $61,155 during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company received $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252. There were no options exercised during the nine months ended September 30, 2020.

A summary of the status of nonvested options issued pursuant to the EIP as of and for the nine months ended September 30, 2021 and 2020 is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,044,375	$0.21	1,636,250	$0.22
Granted	80,000	$0.62	60,000	$0.07
Vested	(255,000)	$(0.25)	(379,375)	$(0.20)
Forfeited	(29,375)	$(0.12)	(80,000)	$(0.21)
Nonvested at end of period	840,000	$0.24	1,236,875	$0.21

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION

Contingent acquisition consideration as of September 30, 2021 and December 31, 2020 was comprised of the following:

	September 30,	December 31,
	2021	2020

Fair value of HCFM contingent acquisition consideration	$169,005	$301,236
Fair value of CHM contingent acquisition consideration	245,102	682,661
Fair value of MOD contingent acquisition consideration	632,605	516,543

	$1,046,712	$1,500,440

Contingent acquisition consideration relates to future earn-out payments potentially payable related to the Company’s acquisitions of HCFM, CHM and MOD. The terms of the earn-outs related to each acquisition require the Company to pay the former owners additional acquisition consideration for the achievement of prescribed revenue and/or earnings targets for performance of the underlying business for up to four years after the respective acquisition date. Contingent acquisition consideration for each entity is recorded at fair value using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” Gain (loss) from the change in fair value of contingent acquisition consideration was $126,411 and $45,996 during the three months ended September 30, 2021 and 2020, respectively, and ($234,678) and $687 during the nine months ended September 30, 2021 and 2020, respectively.

Maturities of contingent acquisition consideration were as follows as of September 30, 2021:

2021 (October to December)	$16,632
2022	325,904
2023	352,809
2024	351,367
$1,046,712

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

The Company, via AHP, is party to a Medicare Shared Savings Program Accountable Care Organization Participation Agreement with the CMS that establishes AHP as an ACO. The agreement is effective through December 31, 2024. The Company must comply with the terms and conditions of the agreement in order to maintain its status as an ACO and generate shared savings revenue.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Service contracts

The Company carries various service contracts on its office buildings & certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of September 30, 2021:

2021 (October to December)	$107,623
2022	383,619
2023	273,844
Total lease payments	765,086
Less interest	(162,443)
Present value of lease liabilities	$602,643

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

SEPTEMBER 30, 2021

(UNAUDITED)

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

Segment information for the three months ended September 30, 2021 was as follows:

	Three Months Ended September 30, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,394,356	$	---	$	---	$	---	$1,394,356
Medicare shared savings revenue		---		---		2,419,312		---	2,419,312
Consulting and event revenue		---		---		69,595		---	69,595
Product revenue		---		---		---		161,456	161,456
Total revenue		1,394,356		---		2,488,907		161,456	4,044,719

Operating Expenses
Practice salaries and benefits		739,024		---		---		---	739,024
Other practice operating expenses		549,086		---		---		---	549,086
Medicare shared savings expenses		---		---		1,748,585		---	1,748,585
Cost of product revenue		---		---		---		145,432	145,432
Selling, general and administrative expenses		---		1,093,461		---		54,130	1,147,591
Depreciation and amortization		26,196		2,215		---		176,900	205,311
Total Operating Expenses		1,314,306		1,095,676		1,748,585		376,462	4,535,029

(Loss) income from operations		$80,050		$(1,095,676)		$740,322		$(215,006)	$(490,310)

Other Segment Information
Interest expense (income)		$2,706		$1,412	$	---	$	---	$4,118
Change in fair value of contingent acquisition consideration	$	---		$(126,411)	$	---	$	---	$(126,411)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2021 was as follows:

	Nine Months Ended September 30, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,379,282	$	---	$	---	$	---	$4,379,282
Medicare shared savings revenue		---		---		2,419,312		---	2,419,312
Consulting and event revenue		---		11,905		217,209		---	229,114
Product revenue		---		---		---		512,325	512,325
Total revenue		4,379,282		11,905		2,636,521		512,325	7,540,033

Operating Expenses
Practice salaries and benefits		2,305,993		---		---		---	2,305,993
Other practice operating expenses		1,790,874		---		---		---	1,790,874
Medicare shared savings expenses		---		---		2,157,555		---	2,157,555
Cost of product revenue		---		---		---		474,026	474,026
Selling, general and administrative expenses		---		3,472,493		---		188,713	3,661,206
Depreciation and amortization		83,493		3,405		---		536,540	623,438
Total Operating Expenses		4,180,360		3,475,898		2,157,555		1,199,279	11,013,092

(Loss) income from operations		$198,922		$(3,463,993)		$478,966		$(686,954)	$(3,473,059)

Other Segment Information
Interest expense (income)		$5,145		$8,038	$	---		$(100)	$13,083
Loss (gain) on extinguishment of debt		$(502,959)		$5,471,884	$	---		$(11,757)	$4,957,168
Change in fair value of debt	$	---		$19,246	$	---	$	---	$19,246
Change in fair value of contingent acquisition consideration	$	---		$234,678	$	---	$	---	$234,678
	September 30, 2021
Identifiable assets		$2,104,819		$3,967,850		$2,850,949		$2,890,389	$11,814,007
Goodwill	$	---	$	---		$381,856		$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2020 was as follows:

	Three Months Ended September 30, 2020
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,054,806	$	---	$	---	$	---	$1,054,806
Medicare shared savings revenue		---		---		767,744		---	767,744
Consulting revenue		---		---		217,605		---	217,605
Product revenue		---		---		---		---	---
Total revenue		1,054,806		---		985,349		---	2,040,155

Operating Expenses
Practice salaries and benefits		590,690		---		---		---	590,690
Other practice operating expenses		548,667		---		---		---	548,667
Medicare shared savings expenses		---		---		759,848		---	759,848
Cost of product revenue		---		---		---		---	---
Selling, general and administrative expenses		---		958,874		---		---	958,874
Depreciation and amortization		24,557		594		---		---	25,151
Total Operating Expenses		1,163,914		959,468		759,848		---	2,883,230

Loss from operations		$(109,108)		$(959,468)		$225,501	$	---	$(843,075)

Other Segment Information
Interest expense		$23,186		$49,349	$	---	$	---	$72,535
Loss on sales of marketable securities	$	---		$281,606	$	---	$	---	$281,606
Loss on extinguishment of debt	$	---		$450,999	$	---	$	---	$450,999
Amortization of original issue and debt discounts on convertible notes	$	---		$65,816	$	---	$	---	$65,816
Change in fair value of debt	$	---		$79,062	$	---	$	---	$79,062
Change in fair value of derivative financial instruments	$	---		$(12,802)	$	---	$	---	$(12,802)
Change in fair value of contingent acquisition consideration	$	---		$(45,996)	$	---	$	---	$(45,996)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2020 was as follows:

	Nine Months Ended September 30, 2020
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$3,502,836	$	---	$	---	$	---	$3,502,836
Medicare shared savings revenue		---		---		767,744		---	767,744
Consulting revenue		---		---		268,025		---	268,025
Product revenue		---		---		---		---	---
Total revenue		3,502,836		---		1,035,769		---	4,538,605

Operating Expenses
Practice salaries and benefits		1,910,897		---		---		---	1,910,897
Other practice operating expenses		1,633,380		---		---		---	1,633,380
Medicare shared savings expenses		---		---		824,084		---	824,084
Cost of product revenue		---		---		---		---	---
Selling, general and administrative expenses		---		2,116,159		---		---	2,116,159
Depreciation and amortization		73,027		1,784		---		---	74,811
Total Operating Expenses		3,617,304		2,117,943		824,084		---	6,559,331

Loss from operations		$(114,468)		$(2,117,943)		$211,685	$	---	$(2,020,726)

Other Segment Information
Interest expense		$35,096		$158,038	$	---	$	---	$193,134
Loss on sales of marketable securities	$	---		$281,606	$	---	$	---	$281,606
Loss on extinguishment of debt	$	---		$1,347,371	$	---	$	---	$1,347,371
Amortization of original issue and debt discounts on convertible notes	$	---		$530,930	$	---	$	---	$530,930
Change in fair value of debt	$	---		$198,764	$	---	$	---	$198,764
Change in fair value of derivative financial instruments	$	---		$(739,485)	$	---	$	---	$(739,485)
Change in fair value of contingent acquisition consideration	$	---		$(687)	$	---	$	---	$(687)
	September 30, 2020
Identifiable assets		$2,250,647		$952,716		$901,736	$	---	$4,105,099
Goodwill	$	---	$	---		$1,454,856	$	---	$1,454,856

The Digital Healthcare segment recognized revenue of $400 and $1,366 in the three months ended September 30, 2021 and 2020, respectively, and $743 and $3,797 in the nine months ended September 30, 2021 and 2020, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The revenue for Digital Healthcare and related expense for Health Services were eliminated on consolidation.

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

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
						Total
	Level 1		Level 2		Level 3	Fair Value
Contingent acquisition consideration	$	---	$	---	$1,046,712	$1,046,712

Total	$	---	$	---	$1,046,712	$1,046,712

	As of December 31, 2020
						Total
	Level 1		Level 2		Level 3	Fair Value
Convertible notes payable	$	---	$	---	$1,336,350	$1,336,350
Contingent acquisition consideration		---		---	1,500,440	1,500,440

Total	$	---	$	---	$2,836,790	$2,836,790

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021	2020

Convertible notes payable	$	---	$(46,094)	$(19,246)	$(117,829)
Notes payable to related party		---	(32,968)	---	(80,935)
Derivative financial instruments		---	12,802	---	739,485
Contingent acquisition consideration		126,411	45,996	(234,678)	687

Total		$126,411	$(20,264)	$(253,924)	$541,408

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

Recent Developments

During August 2021, we sold in a registered direct offering 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,000. Net proceeds after offering costs and expenses were $1,719,921.

During the nine months ended September 30, 2021, we sold 13,161,943 shares of common stock in 53 separate private placement transactions. We received $4,328,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. During the same period, we also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

See “Liquidity and Capital Resources-Significant Liquidity Events-Investment Agreement” below for further details on the financing transactions.

Critical accounting policies and significant judgments and estimates

See Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes the changes in our results of operations for the three months ended September 30, 2021 compared with the three months ended September 30, 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%

Patient service revenue, net	$1,394,356	$1,054,806	$339,550	32%
Medicare shared savings revenue	2,419,312	767,744	1,651,568	215%
Consulting and event revenue	69,595	217,605	(148,010)	68%
Product revenue	161,456	---	161,456	*
Total revenue	4,044,719	2,040,155	2,004,564	98%

Operating Expenses and Costs
Practice salaries and benefits	739,024	590,690	148,334	25%
Other practice operating expenses	549,086	548,667	419	0%
Medicare shared savings expenses	1,748,585	759,848	988,737	130%
Cost of product revenue	145,432	---	145,532	*
Selling, general and administrative expenses	1,147,591	958,874	188,717	20%
Depreciation and amortization	205,311	25,151	180,160	716%
Loss from operations	(490,310)	(843,075)	352,765	42%

Other Income (Expenses)
Loss on sales of marketable securities	---	(281,606)	281,606	100%
Loss on extinguishment of debt	---	(450,999)	450,999	100%
Change in fair value of debt	---	(79,062)	79,062	100%
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(65,816)	65,816	100%
Change in fair value of derivative financial instruments	---	12,802	(12,802)	100%
Change in fair value of contingent acquisition consideration	126,411	45,996	80,415	175%
Interest expense	(4,118)	(72,535)	68,417	94%
Total other income (expenses)	122,293	(891,220)	1,013,513	114%

Net loss	$(368,017)	$(1,734,295)	$1,366,278	79%

* - Denotes new line item on statement of operations for which there was no corresponding activity in the same period of 2020.

Revenue

Patient service revenue in the three months ended September 30, 2021 increased by $339,550, or 32% year-over-year, to $1,394,365, primarily as a result of increased patient service revenue at our NCFM practice of $230,331, increases at our NWC practice of $85,975, and increases at our BTG practice of $23,065.

Medicare shared savings revenue in the three months ended September 30, 2021 increased by $1,651,568, or 215%, year-over-year to $2,419,312 as a result of the higher $2,419,312 MSSP payment received in September 2021 compared to a payment of $767,744 received in September 2020.

Consulting and event revenue in the three months ended September 30, 2021 decreased by $148,010, or 68% year-over-year, to $69,595 as a result of decreased consulting revenue in our ACO/MSO Division.

Product revenue was $161,456 in the three months ended September 30, 2021. Product revenue was earned by the Medical Distribution Division comprised of the operations acquired with MOD in October 2020, so there was no corresponding revenue in the three months ended September 30, 2020.

Operating Expenses and Costs

Practice salaries and benefits increased by $148,334, or 25%, to $739,024 in the three months ended September 30, 2021 primarily as a result of increased staffing at each of our service facilities relative to 2020 to meet an increase in patient visits in 2021 relative to 2020.

Other practice operating costs increased by $419, or less than 1%, to $549,086 due primarily to higher costs at NCFM corresponding to the increase in revenue.

Medicare shared savings expenses increased by $988,737, or 130%, to $1,748,585 as a result of the higher $2,419,312 MSSP payment received in September 2021 compared to a payment of $767,744 received in September 2020, resulting in higher payments to participating providers. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO.

Cost of product revenue was $145,432 in the three months ended September 30, 2021. Cost of product revenue relates to the cost of medical products sold by the Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020, so there was no corresponding cost in the three months ended September 30, 2020.

Selling, general and administrative costs increased by $188,717, or 20%, to $1,147,591 in the three months ended September 30, 2021 compared to the same period of 2020, primarily due to more personnel in our corporate function in connection with our continued expansion, as well as increased legal, accounting and consulting fees, stock-based consulting fees, and development and promotional costs associated with building and marketing the HealthLynked Network and its related applications.

Depreciation and amortization increased the three months ended September 30, 2021 by $180,160, or 716%, to $205,311 compared to the same period in 2020, primarily as a result of amortization of finite-lived intangible assets acquired in the MOD acquisition.

Loss from operations decreased by $352,765, or 42%, to $490,310 in the three months ended September 30, 2021 compared to the same period in 2020, primarily as a result of a year-over-year increase in Medicare shared savings revenue of $1,651,568, offset by higher selling, general and administrative costs and higher amortization expense related to acquired intangible assets.

Other Income (Expenses)

Loss on sales of marketable securities was $281,606, or 100%, in the three months ended September 30, 2020. Such losses arose in the three months ended September 30, 2020 from sales of marketable securities in the August 2020 Equity Transaction at prices below the acquisition price. There were no such losses in the three months ended September 30, 2021.

Loss on extinguishment of debt of $450,999 in the three months ended September 30, 2020 arose when the fair value of consideration paid to retire previously outstanding convertible note exceeded the carrying value of the instruments retired, including any related derivative financial instruments, such as embedded conversion features. No such debt was retired, and therefore there were no corresponding charges, in the three months ended September 30, 2021.

Loss from the change in fair value of debt of $79,062 in the three months ended September 30, 2020 resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value and revalued at each period end. After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value, and therefore no change in fair value of debt in the three months ended September 30, 2021.

Amortization of original issue and debt discounts was $65,816 in the three months ended September 30, 2020. With the retirement in 2020 of all floating rate convertible notes that with discounts subject to amortization, there were no corresponding charges in the three months ended September 30, 2021.

Gain from the change in fair value of derivative financial instruments was $12,802 in the three months ended September 30, 2020. We retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives, so there were no corresponding charges in the three months ended September 30, 2021.

Gains from the change in fair value of contingent acquisition consideration increased by $80,415, or 175%, to $126,411 in the three months ended September 30, 2021. Fair value of contingent acquisition consideration relates to future acquisition consideration that may be payable if certain prescribed performance milestones are met by businesses acquired by us, including NCFM (acquired in April 2019), CHM (acquired in May 2020), and MOD (acquired in October 2020). The fair value of contingent acquisition consideration is remeasured at each reporting period using a probability-weighted discounted cash flow model. The increase in gains in 2021 was due primarily to a $218,201 decrease in fair value of contingent acquisition consideration related to our acquisition of MOD, which is payable in a fixed number of shares upon achievement of annual revenue milestones of the underlying business between 2021 and 2024.

Interest expense decreased by $68,417, or 94%, to $4,118 in the three months ended September 30, 2021 when compared to the same period in 2020, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020, combined with low-interest government loans added to our balance sheet, resulting in substantially lower debt balances in 2021.

Total other income (expenses) increased by $1,013,513, or 114%, in the three months ended September 30, 2021 to income of $122,293 compared to expense in the same period in 2020 of $891,220, primarily as a result of other expenses incurred in 2020 – including loss on sales of marketable securities, loss on extinguishment of debt, loss on change in fair value of debt, amortization of original issue and debt discounts on notes payable and convertible notes, and change in fair value of derivative financial instruments – related to convertible debt and other instruments no longer held by us, resulting in no corresponding charges in the three months ended September 30, 2021.

Net loss decreased by $1,366,278, or 79%, to $368,017 in the three months ended September 30, 2021 when compared to the same period in 2020, primarily as a result of (i) debt-related charges incurred in 2020 corresponding to debt that has since been retired, (ii) a 100% increase in our revenue streams year-over year, including an increase of $1,651,568 in our annual MSSP revenue receipt, (iii) losses on sales of marketable securities incurred in 2020 with corresponding losses in 2021, and (iv) increased gains on the reduction in fair value of contingent acquisition consideration payable related to three of our acquisitions. The lower loss was offset by increases in Medicare shared savings expenses corresponding to the increase in MSSP revenue and selling, general and administrative expenses.

Comparison of Nine months Ended September 30, 2021 and 2020

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%

Patient service revenue, net	$4,379,282	$3,502,836	$876,446	25%
Medicare shared savings revenue	2,419,312	767,744	1,651,568	215%
Consulting and event revenue	229,114	268,025	(38,911)	15%
Product revenue	512,325	---	512,235	*
Total revenue	7,540,033	4,538,605	3,001,428	66%

Operating Expenses and Costs
Practice salaries and benefits	2,305,993	1,910,897	395,096	21%
Other practice operating expenses	1,790,874	1,633,380	157,494	10%
Medicare shared savings expenses	2,157,555	824,084	1,333,471	162%
Cost of product revenue	474,026	---	474,026	*
Selling, general and administrative expenses	3,661,206	2,116,159	1,545,047	73%
Depreciation and amortization	623,438	74,811	548,627	733%
Loss from operations	(3,473,059)	(2,020,726)	(1,452,333)	72%

Other Income (Expenses)
Loss on sales of marketable securities	---	(281,606)	281,606	100%
Loss on extinguishment of debt	(4,957,168)	(1,347,371)	(3,609,797)	268%
Change in fair value of debt	(19,246)	(198,764)	179,518	90%
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(530,930)	530,930	100%
Change in fair value of derivative financial instruments	---	739,485	(739,485)	100%
Change in fair value of contingent acquisition consideration	(234,678)	687	(235,365)	34260%
Interest expense	(13,083)	(193,134)	180,051	93%
Total other expenses	(5,224,175)	(1,811,633)	(3,412,542)	188%

Net loss	$(8,697,234)	$(3,832,359)	$(4,864,875)	127%

* - Denotes new line item on statement of operations for which there was no corresponding activity in the same period of 2020.

Revenue

Patient service revenue in the nine months ended September 30, 2021 increased by $876,446, or 25% year-over-year, to $4,379,282 primarily as a result of increased patient service revenue at our NCFM practice of $661,277, increases at our NWC practice of $200,832, and increases at our BTG practice of $14,158.

Medicare shared savings revenue in the nine months ended September 30, 2021 increased by $1,651,568, or 215%, to $2,419,312 year-over-year as a result of the higher $2,419,312 MSSP payment received in September 2021 compared to a payment of $767,744 received in September 2020.

Consulting and event revenue in the nine months ended September 30, 2021 decreased by $38,911, or 15% year-over-year to $229,114. Consulting revenue of $217,209 was earned by the ACO/MSO Division in 2021, compared to $268,025 in the corresponding period of 2020. Event revenue of $11,905 was earned in connection with the HealthLynked Future of Healthcare Summit held in March 2021.

Product revenue was $512,325 in the nine months ended September 30, 2021. Product revenue was earned by the Medical Distribution Division comprised of the operations acquired with MOD in October 2020, so there was no corresponding revenue in the nine months ended September 30, 2020.

Operating Expenses and Costs

Practice salaries and benefits increased by $395,096, or 21%, to $2,305,993 in the nine months ended September 30, 2021 primarily as a result of increased staffing at each of our service facilities relative to 2020 to meet an increase in patient visits in 2021 relative to 2020.

Other practice operating costs increased by $157,494, or 10%, to 1,790,874 in the nine months ended September 30, 2021 corresponding to increased revenue at NCFM and NWC practices.

Medicare shared savings expenses increased by $1,331,471, or 162% to $2,157,555 as a result of the higher $2,419,312 MSSP payment received in September 2021 compared to a payment of $767,744 received in September 2020, resulting in higher payments to participating providers. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ contractual portion of any shared savings received by the ACO.

Cost of product revenue was $474,026 in the nine months ended September 30, 2021. Cost of product revenue relates to the cost of medical products sold by the newly formed Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020, so there was no corresponding cost in the nine months ended September 30, 2020.

Selling, general and administrative costs increased by $1,545,047, or 73%, to $3,661,206 in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increased stock-based consulting fees, cash-based legal, accounting and consulting fees, more personnel in our corporate function in connection with our continued expansion, and higher advertising, promotional and development costs associated with developing and marketing the HealthLynked Network and related applications.

Depreciation and amortization increased the nine months ended September 30, 2021 by $548,627, or 733%, to $623,438 compared to the same period in 2020, primarily as a result of amortization of finite-lived intangible assets acquired in the MOD acquisition.

Loss from operations increased by $1,452,333, or 72%, to $3,473,059 in the nine months ended September 30, 2021 compared to the same period in 2020, primarily as a result of increased selling, general and administrative costs related to our expansion as well as amortization of intangibles from MOD, offset by increases in each of our revenue streams.

Other Income (Expenses)

Loss on sales of marketable securities was $281,606, or 100%, in the nine months ended September 30, 2020. Such losses arose in the three months ended September 30, 2020 from sales of marketable securities in the August 2020 Equity Transaction at prices below the acquisition price. There were no such losses in the three months ended September 30, 2021.

Loss on extinguishment of debt in the nine months ended September 30, 2021 increased by $3,609,797, or 268%, to $4,957,168 as compared to the same period in 2020, primarily as a result of a January 2021 transaction pursuant to which the holder of convertible notes with a face value of $1,038,500 and $317,096 of accrued interest agreed to convert the notes pursuant to the original note terms and agreed to a leak-out provision on the received shares in exchange for a five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, we recognized a loss on debt extinguishment of $5,463,492 in the nine months ended September 30, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest. This loss was offset by a debt extinguishment gain of $632,826 related to the forgiveness of PPP loans in May and June 2021. Losses on extinguishment of debt in the nine months ended September 30, 2020 resulted from an excess of fair value of consideration paid to retire a convertible notes over the carrying value of the instrument and related derivatives being retired.

Losses from the change in fair value of debt decreased by $179,518, or 90%, to $19,246 for the nine months ended September 30, 2021 when compared to the same period in 2020. Such gains and losses result from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period is recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value.

Amortization of original issue and debt discounts was $530,930 for the nine months ended September 30, 2020. With the retirement in 2020 of all floating rate convertible notes that with discounts subject to amortization, there were no corresponding charges in the nine months ended September 30, 2021.

Gains from the change in fair value of derivative financial instruments was $739,485 for the nine months ended September 30, 2020. We retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that had associated embedded conversion feature derivatives, so there were no corresponding gains or charges in the nine months ended September 30, 2021.

(Loss) gain from the change in fair value of contingent acquisition consideration increased by $235,365, or 34,260%, to a loss of $234,678 in the nine months ended September 30, 2021 when compared to the same period in 2020. The increase in the loss in 2021 was due primarily to the increase in fair value of contingent acquisition consideration related to our acquisition of MOD, which is payable in a fixed number of shares upon achievement of annual revenue milestones of the underlying business between 2021 and 2024. Due in large part to an increase in our stock price since December 31, 2020, the fair value of the liability increased substantially.

Interest expense decreased by $180,051, or 93%, to $13,083 for the nine months ended September 30, 2021 when compared to the same period in 2020, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020, combined with low-interest government loans added to our balance sheet, resulting in substantially lower debt balances in 2021.

Total other expenses increased by $3,412,542, or 188%, to $5,224,175 in the nine months ended September 30, 2021 when compared to the same period in 2020 primarily as a result of a (i) $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, (ii) an increase in losses from the change in fair value of contingent acquisition due principally to the fixed-share structure of the MOD contingent consideration, and (iii) a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021.

Net loss increased by $4,864,875, or 127%, to $8,697,234 in the nine months ended September 30, 2021 when compared to the same period in 2020 primarily as a result of (i) a loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, (ii) increased selling, general and administrative costs related to our expansion, an increase in losses from the change in fair value of contingent acquisition due to the fixed-share structure of the MOD contingent consideration, and (iii) a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021. The increased losses were offset by a 67% overall increase in our revenue year-over-year, a gain on debt extinguishment related to the forgiveness of PPP Loans in 2021, and the retirement of convertible debt that eliminated debt discount amortization charges incurred in prior periods.

Seasonal Nature of Operations

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. Medicare shared savings revenue for the program year ended December 31, 2020, for which we received notification and payment in September 2021, was $2,419,312. Medicare shared savings revenue for the program year ended December 31, 2019, for which we received notification and payment in September 2020, was $767,744. Future recognition of Medicare shared savings revenue is expected to result in a material increase in our consolidated revenues in the third fiscal quarter of each year compared to the first, second and fourth fiscal quarters. Likewise, in the period in which we recognize Medicare shared savings revenue, we also determine the amount of shared savings expense to be paid to physicians participating in our ACO. This expense is also expected to be recognized in the third fiscal quarter of each year and is expected to materially increase our total operating expenses in the third fiscal quarter compared to other quarters of the fiscal year.

Liquidity and Capital Resources

As of September 30, 2021, we had cash balances of $5,448,791, working capital of $3,070,164 and accumulated deficit $30,482,144. For the nine months ended September 30, 2021, we had a net loss of $8,697,234 and net cash used by operating activities of $1,627,184. Net cash used in investing activities was $334,581. Net cash provided by financing activities was $7,248,372, including $6,949,281 received from sales of common stock in private placements, registered direct transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”), and $350,200 in proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, the Company had no further convertible debt outstanding. During May 2021, PPP loans in the amount of $632,826 plus $6,503 accrued interest were forgiven. During August 2021, we sold 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,000.

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

Registered Direct Offering – August 2021

On August 26, 2021, we entered into a securities purchase agreement with a certain institutional investor (the “Purchaser”) pursuant to which we agreed to sell in a registered direct offering (the “Registered Direct Offering”) 3,703,704 shares of our common stock to the Purchaser at an offering price of $0.54 per share. In a concurrent private placement, we also sold to the Purchaser unregistered warrants (the “Warrants”) to purchase up to an aggregate of 1,851,852 shares of our common stock, representing 50% of the shares of common stock that were purchased in the Registered Direct Offering. The Warrants are exercisable at an exercise price of $0.65 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. We also issued compensation warrants to our placement agent to purchase up to 269,269 shares of common stock, equal to 8.0% of the aggregate number of shares of common stock placed in the Registered Direct Offering. The placement agent warrants have a term of five (5) years from the commencement of sales under the Registered Direct Offering and an exercise price of $0.675 per share of common stock (equal to 125% of the offering price per share of common stock in the Registered Direct Offering).

We received net proceeds from the in the Registered Direct Offering, after deducting placement agent fees and other offering expenses payable by us, of $1,719,921. The transactions closed on August 31, 2021.

2021 Equity Transactions

During the nine months ended September 30, 2021, we sold 13,161,943 shares of common stock in 53 separate private placement transactions. We received $4,328,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

Investment Agreement

In July 2016, we entered into an Investment Agreement (the “Investment Agreement”) with Iconic Holdings, LLC (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,000,000 of our common stock over a three-year period starting upon registration of the underlying shares, with such shares put to the Investor by us pursuant to a specified formula that limits the number of shares able to be put to the Investor to the number equal to the average trading volume of our common shares for the ten consecutive trading days prior to the put notice being issued. In May 2020, the Investment Agreement, which was scheduled to expire on May 15, 2020, was extended until the earlier of May 15, 2022 or until the registration statement covering the agreement is no longer in effect. During the nine months ended September 30, 2021 and 2020, we issued 3,006,098 and 4,975,491 shares of common stock pursuant to draws under the Investment Agreement, respectively, for gross proceeds of $900,636 and $426,299, respectively.

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

A summarized timeline of our strategic acquisition transactions and the related funding sources is as follows:

●	In July 2018 we raised approximately $1.8 million in a private placement for the purpose of technology enhancement, sales and marketing initiatives and to fund a portion of the first phase of our planned acquisition strategy.
●	In 2019, we began implementation of our plan to acquire health service businesses and offer physician owners cash, stock, and deferred compensation.
●	On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout.
●	On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.
●	On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock.
●	On October 19, 2020, we acquired MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, in exchange for (i) 19,045,563 restricted shares of our common stock valued at $2,704,470, (ii) the issuance of an aggregate of up to 10,004,749 restricted shares of the buyer’s common stock valued at up to $2,602,330 over a four year period based on MOD achieving certain revenue targets, and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by us.
●	During the second half of 2020, we retired floating rate convertible debt with a face value of $1,012,750 through conversions and repayments and repaid related party notes with a face value of $646,000 in an effort to improve our balance sheet.
●	During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the full face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding.
●	During August 2021, we sold in the Registered Direct Offering 3,703,704 shares of common stock and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,00 and net proceeds after offering costs and expenses of $1,719,921.
●	During the nine months ended September 30, 2021, we sold 13,161,943 shares of common stock in 53 separate private placement transactions. We received $4,328,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

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

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(1,627,184)	$(1,094,495)
Investing Activities	(334,581)	2,425,870
Financing activities	7,248,372	271,308
Net increase (decrease) in cash	$5,286,607	$1,602,683

Operating Activities – During the nine months ended September 30, 2021, we used cash from operating activities of $1,627,184, as compared with $1,094,495 in the same period of 2020. The increase in cash usage results primarily from increased selling, general and administrative costs increased related to our continued expansion, offset by increases in our revenue streams in 2021 compared to 2020.

Investing Activities – During the nine months ended September 30, 2021, we used $334,581 in investing activities, including $196,000 contingent acquisition consideration payment paid the sellers of NCFM and $126,106 contingent acquisition consideration payment paid the sellers of Cura, plus $12,475 for the acquisition of computers and equipment. During the same period of 2020, we generated $2,425,870 from investing activities, including $2,740,806 received from the sale of marketable securities received in an August 2020 financing transaction, offset by $164,005 used to acquire CHM (net of $49,995 cash received), $137,390 paid against contingent acquisition consideration related to the acquisitions of NCFM and CHM and $13,541 for the acquisition of computers and equipment.

Financing Activities – During the nine months ended September 30, 2021 and 2020, we realized $7,248,372 and $271,308, respectively, in financing activities. Cash realized in 2021 was comprised mainly of $5,229,360 from the sale of common stock pursuant to private placements and puts under the Investment Agreement, $1,719,921 net proceeds from the Registered Direct Offering, and $350,200 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full. Cash realized in 2020 was comprised mainly of $1,099,300 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $1,045,669 net proceeds from government loans, $827,500 from the issuance of convertible notes, $149,000 from related party loans and. We also repaid $1,882,405 of convertible loans and $967,756 of related party loans.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2021, we sold 1,000,000 shares of common stock for cash in a private placement transaction to an accredited investor. We received $580,000 in proceeds from the sales. In connection with this stock sale, we also issued 500,000 five-year warrants to the accredited investor to purchase shares of common stock at an exercise price of $0.75 per share.

During the three months ended September 30, 2021, we issued 208,750 shares of common stock to two separate consultants as compensation for services provided.

During the three months ended September 30, 2021, we issued 1,840,278 shares of common stock to three separate warrant holders upon exercise of outstanding warrants for aggregate proceeds of $181,250.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
10.1	Form of Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
10.2	Engagement Letter with H.C. Wainwright & Co. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2021

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)