Form 10-K
period 2021-12-31
HealthLynked Corp
filed 2022-03-31
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1265 Creekside Parkway, Suite 302, Naples, Florida	34108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 928-7144

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

On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $88,288,799, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.64. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 29, 2022, there were 238,033,117 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL, that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

The Digital Healthcare division develops operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system.

The ACO/MSO Division is comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Division plans to partner with a Medicare advantage program as an affiliate within the next twelve months.

The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, which was acquired by the Company on October 19, 2020. The Division plans to increase its capacity during the next twelve months either through partnership or acquisition.

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

On April 12, 2019, we acquired a 100% interest in Hughes Center for Functional Medicine (“HCFM”), a medical practice engaged in improving the health of its patients through individualized and integrative health care. HCFM, which was rebranded as NCFM upon acquisition, is a leader in functional medicine focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis. HCFM provides cutting-edge treatments to improve health and slow aging, including hormones, thyroid, weight loss, wellness and prevention. HCFM’s income streams are derived from patient office visits, a dedicated IV room, hyperbaric oxygen chambers, ozone, UVlrx, DNA sequence testing and the sale of supplements.

In January 2020, we launched a new physical therapy practice in Bonita Springs, Florida called Bridging the Gap Physical Therapy (“BTG”). BTG employs two doctors who provide hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

ACO/MSO Division

CHM and its wholly owned subsidiary AHP, which we acquired in April 2020, combine to operate an ACO. The MSSP is a program created under the Affordable Care Act (“ACA”) designed to enhance the efficiency of healthcare provided to patients covered by Medicare. The program allows for the creation of ACOs, which are organizations that agree to take responsibility for the efficiency of healthcare services provided by a group of participating healthcare providers under Medicare. The ACO is held accountable for the efficiency of the healthcare services of its participating providers as measured against benchmarks prescribed in the MSSP and earns shared savings payments if such benchmarks are met. This division also provides contracted consulting services to healthcare providers and other ACOs. In September 2021 and 2020, AHP received shared savings payments of $2,419,312 and $767,744, respectively, from the MSSP program.

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

There are three types of providers in the HealthLynked Network: in-network, out of network and participating providers. All physicians can claim their profile and update basic information online and add videos and images of their profile. Once a provider has claimed their profile they are considered in-network. Providers that opt to pay a monthly fee for access to the full range of HealthLynked Network services, which include online scheduling, marketing services and analytics about their practice performance are considered “Participating Providers.”

HealthLynked provider profiles enable Participating Providers to market directly to patients through our PAH and online marketing services to recruit new patients and reengage with former patients. Physician practices generate more income the more patients they treat, so maximizing efficiency and patient turnover is critical to increasing total revenues and profitability. As such, we believe that our system will enable physicians to reduce the amount of time required to process patient intake forms, as patients will no longer be required to spend ten to thirty minutes filling out forms at each visit, and the practices’ staff will not need to input this information multiple times into their electronic medical records systems. Patients complete their online profiles once, and thereafter, they and their physicians are able to update their profiles as needed. Physicians participating in the HealthLynked Network are required to update the patient records within 24 hours of seeing the patient. The information is organized in an easy-to-read format to enable a physician to review the necessary information quickly during, and prior to, patient visits, which in turn facilitates a more comprehensive and effective patient encounter.

Patient data is stored in conformity with the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated under each by the U.S. Department of Health and Human Services, Office of Civil Rights (collectively, “HIPAA”). The network utilizes Amazon AWS infrastructure which uses Amazon HIPPA compliant servers along with Amazon RDS with LAMP, HTML5 and several JavaScript frameworks, including Angular and React. Recommendations for end users are a 512 kbps+ internet connection speed and a web browser such as Google Chrome, Microsoft Edge, Mozilla Firefox, Safari or handheld devices such as iOS devices, android phones or tablets. Our developers utilize third party controls for functionality and user interface where the use of those controls adds value to the system beyond custom creation of new tools. We intend to adjust forward compatibility for major browser version updates, new browsers, operating system updates or new operating system as needed. The HealthLynked Network is EMR agnostic, and is compatible with all electronic medical records systems, allowing for minimal barriers to participation and broader penetration of the market.

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

Physicians are required to have a claimed active account in order to access patients’ online records and receive referrals for new patients. Once a patient has granted their physician access to their medical charts, office intake paperwork can be downloaded by the physician without the need for the patient to fill out lengthy and repetitive paperwork. Upon completion of the office visit, providers are required to upload the medical record into the online patients’ file within 24 hours via eFax, APIs with select EMRs (including AthenaNet) or through the HealthLynked Portal. Each patient’s account has a unique bar code that when faxed into our system is recognized for that patient, and archived in the patient’s chart, by date and provider. The HealthLynked Network is independent of any EMR system and physicians only require a fax machine or computer to participate, allowing for minimal barriers to participation and broader penetration of the market.

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

The HealthLynked Network also provides an online scheduling function for patients to book appointments with participating providers. Healthcare provider profiles feature physicians’ biographies, office locations, hours and available appointment times. In addition, the platform will provide patients with a list of recommended health screenings tailored to each patient’s unique medical history and demographics. Recommended screenings could include, but is not limited to, annual mammograms for women over the age of 40, colonoscopies every 10 years after the age of 50, recommended pap smear screenings, routine blood tests, and prostate exams. This base service will be free for patients. However, we plan to charge additional fees for real-time schedule booking, access to telemedicine service and access to a 24-hour nurse’s hotline, and we plan to charge physicians for upgraded physician profiles, use of the PAH, direct QR code processing, a QwikCheck system for patients and SEO marketing.

The QwikCheck system allows for patients to check in to the practice through their smartphone, allowing for social distancing and not having to come up to the front desk. The system pings the patient when it is their time to see the physician.

Benefits for Multiple Constituencies

We believe that the HealthLynked Network provides numerous benefits for patients and their relatives, medical providers, hospitals, emergency rooms and schools.

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free with the ability to upgrade to a paid service

●	Easy online scheduling of appointments

●	Real-time booking for appointments available within 4 hours

●	Keep track of co-pays and deductibles on insurance plans

●	More accurate and detailed personal medical history

●	Complete medication lists with dosing and warnings of potential drug interactions

●	Ability to create accounts for children, and track recommended health screenings and vaccines

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paperwork

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network

●	Patients can access family members’ records in the event of illness or accident

●	Access to telemedicine for medical consultations and appointments for fee paying members

●	24-hour nurse hotline available for fee paying members

Benefits for physicians and providers:

●	More accurate patient medical history including past medical records

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	A detailed and accurate medications list from patients

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues

●	Online marketing profiles

●	Comprehensive Marketing to active and inactive patients

●	SEO and marketing options

●	Co-pay and deductible information on patients’ insurance plans will be readily available

●	Additional revenue stream from signing up new patients

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients

●	Low membership fees of $300 - $400 per month per provider during the first year

●	The PAH is provided to physician offices for $60 per month to provide free Wi-Fi for their patients, provide for social distancing, and quick check-in application for their patients. Specific patient analytics are provided to physician members. There is now an option accessing QwikCheck application without the PAH.

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are unconscious or unable to provide a complete medical history

●	Information on traveling patients who present to a hospital in an emergency situation

●	Online access to patient information 24 hours a day, 7 days a week

●	“EMR Agnostic” and compatible with all electronic medical records systems

●	No new equipment required

Benefits for schools:

●	Access by authorized school officials including school physicians to students’ medical histories

●	Linked access to students’ primary care physicians

●	Access to vaccination records

●	Allergy and medication tracking

●	Emergency contact information of family members

Benefits for parents:

●	Complete children’s profiles

●	Access given to schools in case of medical emergences

●	List of allergies available to those granted access

●	Vaccine records available to those granted access

●	Recommended health screenings

●	Journal for health log and milestones through news feeds and groups

Applications and Product Releases

During February 2020, we released our COVID-19 tracker application for IOS mobile devices. We released our Android version on March 5, 2020. The application allows users to report how they are feeling and if they are having any symptoms consistent with COVID-19 infection. In addition, the application includes a detailed global map tracking the virus, the latest twitter feeds, and a real-time chat for users to engage with people from around the world to share information. The application had over 6 million downloads in a ten-week period after launch and was the number one tracking application in the Apple Medical Store for the month of March 2020.

During October 2020 we launched Oohvie, a new iOS application focused on women’s healthcare. Oohvie offers unique features over competitive menstrual tracking apps, including the ability to connect with a user’s healthcare providers and share menstrual cycle data. This important information allows gynecologists to better evaluate patients for the causes of hormonal irregularities, infertility, pelvic pain, endometriosis and many other medical conditions and provides data that could help identify gynecological problems such as fibroids, polyps, or cervical or uterine cancer. Oohvie users also have access to a health forum designed specifically for women, covering topics such as contraception, menopause, hormones, pregnancy, sexual health, and pelvic infections. Oohvie offers a real time chat feature where users can discuss their experiences with birth control pills, menstrual symptoms, and other issues in private. In addition, users can purchase name brand feminine hygiene products that are shipped directly to their home at significantly discounted prices. Users can also use the app to schedule reminders for taking birth control pills or hormones.

During February 2021, we released CareLynk, an innovative AI-enabled healthcare directory allowing users to call one number and connect to any doctor across the U.S. CareLynk utilizes natural language processing (NLP) and voice-to-text technology to understand what healthcare provider a caller is looking for. The system includes doctors from over 88 different medical specialties. Providers can be located by last name, zip code and specialty. Results are filtered in order of relevance allowing the user to quickly and efficiently locate the provider they are searching for, hands-free. CareLynk was first released in Florida, connecting patients to over 33,000 doctors throughout the state. CareLynk, which is capable of connecting to over 300,000 doctors across all 50 states, is expected to be expanded to include the rest of the United States in 2022.

During September 2021, we released QwikCheck, a streamlined process for practices to institute remote patient check-in without the need for any additional hardware. The QwikCheck system uses dynamic linking, which allows a single QR code tied to a practice that works seamlessly with both Android and iOS platforms. Patients can check in for their doctor’s appointment using their mobile devices regardless of their smart phone’s operating system, age, or model. QwikCheck allows patients to maintain social distance from the office staff and other patients while waiting for their appointment. Patient intake information is provided to the practice via the application and eliminates front office exposure, time and redundant paperwork. QwikCheck also provides all the back-end analytics for practices to manage their patient flow and optimize their provider’s schedules.

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

Pursuant to our business strategy, we began deployment of the HealthLynked Network by registering NWC’s approximately 6,000 active patients and 6,500 inactive patients. We then added patients from the healthcare providers serviced by CHM and AHP following our acquisition of CHM in May 2020. During September 2021, we hired Jeffrey Cohen as Vice President of Sales to lead the effort to further populate the database with patients and physicians. While we have generated minimal revenues from physician fees related to such deployment through 2021, we believe that establishing the patient database will be a valuable marketing tool for telesales, product sales and other marketing opportunities to physician practices.

HealthLynked has launched other applications that provide valuable user patient services while also growing the number of patients in the HealthLynked Network. We launched women’s health application Oohvie, with a new subscription plan at $9.95 per month and new features. The original free launch had over 30,000 downloads free of charge.

We recently updated our COVID 19 tracker application to include Omicron variant cases. The original tracker launched in March 2020 had over 4 million downloads in the first 45 days and was the number one tracking app in the Apple medical store.

During 2021, we also launched our automated phone routing system, CareLynk, allowing patients to connect with any doctor in the United States via AI enabled speech recognition system and a new telemedicine platform DocLynk.

These applications and others are for the purpose of providing specific services to our patients and physicians and to help grow the number of users in the HealthLynked Network.

Sales Strategy

Starting in 2019, we deployed our PAH, providing free Wi-Fi to practice patients at no cost to our in-network physicians. Physician members receive patient analytics from the PAH. In 2021 we developed software where we can offer the same services the PAH offered using QR codes, without the PAH hardware requirement. Our marketing efforts towards physicians emphasize how our systems can provide patient analytics, increase practice revenues, improve office efficiencies, and improve the accuracy of recorded patients’ medical histories. Once a physician becomes a HealthLynked Network member, they upload all their patient files in a secured portal in the cloud, and email their patients to claim their profiles, update it and bring their profiles in for their next office visit. As mentioned above, access to the HealthLynked Network is free for patients. The physicians then offer to their active and inactive patients.

During September 2021, we hired Jeffrey Cohen as Vice President of Sales to lead the effort to further populate the database with patients and physicians and drive special project sales related to the HealthLynked Network.

We also utilize internet-based search engine marketing an optimization (SEM/SEO) to increase our presence in certain targeted geographical areas. These campaigns are focused on both physicians and patients. We believe that direct to consumer marketing through email campaigns is an effective way to build interest and drive patient and physician demand for our services. We anticipate that we will be able to foster faster market penetration and increase demand for our services by marketing to both consumers and physicians.

Our campaigns direct patients to look for physicians in the HealthLynked Network to ensure that they maintain the accuracy and completeness of their medical records. Our system further allows patients to search for “in-network” physician providers and schedule online “real-time” appointments via our system. We believe that physicians in the HealthLynked Network will see an increase in new patients as a result of their participation and as more patients claim their profiles from the use of the PAH, our new software option, and our digital marketing campaigns, the value to physicians of joining our network will increase from not only existing patient marketing, but also for acquisition of new patients registered in the HealthLynked Network.

Our new applications, Oohvie, COVID 19 tracker, CareLynk and DocLynk were all launched with the purpose of growing the HealthLynked Network and generating incremental revenue for the business. These services are being marketed by our direct sales team to large health systems, hospitals, universities and other potential clients and partners.

We also believe that affiliated marketing campaigns will be very helpful in attracting new users and increasing market awareness. We intend to partner with pharmaceutical companies, medical distributors, insurance companies, medical societies, large healthcare systems and others to cross market our products.

Intellectual Property

We have registered “HealthLynked” and our corporate logo as a service mark with the United States Patent and Trademark Office (the “USPTO”). We also filed two patent applications for the use of our PAH with the USPTO, both of which are still pending.

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

Employees

As of March 29, 2022, we had 54 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

Competition

The markets for our Digital Healthcare products and services are highly competitive and are characterized by rapidly evolving technology and product standards, as well as frequent introduction of new products and services. Most of our competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do. Our principal existing competitors include, but are not limited to, ZocDoc, Inc., AthenaHealth Inc., All-scripts Healthcare Solutions, Inc., Cerner Corporation, Epic Systems Corporation, Teledoc Health Inc., Veritone Inc., Oscar Health, Good RX and Doximity. In addition, we expect that major software information systems companies, large information technology consulting service providers, start-up companies, managed care companies and others specializing in the health care industry may offer competitive products and services. Amazon, Google, and Apple have also entered into the digital healthcare space, including in the area of patient health records.

We believe that we differ from our competitors in that we are not a practice management software or an EMR provider. Companies like AthenaHealth Inc., Allscripts Healthcare Solutions, Inc., Cerner and Epic Systems Corporation offer software solutions to operate and manage a medical practice. Functions of these systems include patient billing, monitoring patient account balances and payments, tracking of appointments and creating encounter visits and a medical record for each patient seen. HealthLynked works in conjunction with these practice management software systems and does not seek to replace them. Patients’ medical records created by these systems are uploaded to the patient’s profile in the HealthLynked Network. The HealthLynked Network can incorporate any physical or digital documents into a patient’s medical record history and thus allow it to be utilized across all healthcare platforms. HealthLynked provides an online appointment scheduling application that is similar to ZocDoc, Inc.’s offering, but in addition offers telemedicine appointments through our own patient interface.

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

Competitors in our ACO/MSO division include large Florida-based ACOs Palm Beach Accountable Care Organization and Millennium Accountable Care Organization, among others. There are over 450 active ACOs in the U.S.

Competitors in our Medical Distribution division indirectly include large unit-of-measure distributors such as McKesson Corp. and Medline as well as small unit-of-measure distributor Henry Schein offering direct to physician, dental and veterinary practices. We attempt to differentiate MOD’s model from these large distributors by focusing on small unit-of-measure direct to patients and physician practices at competitive pricing.

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

False or Fraudulent Claim Laws; Medical Billing and Coding

Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations, and sub-regulatory guidance. We provide billing and coding services, claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal and state healthcare programs and private payers. These services may subject us to, or we may be contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the FCA, the federal Civil Monetary Penalties Law (“CMP Law”), and state equivalents. We rely on our customers to provide us with accurate and complete information and to appropriately use the solutions we provide to them, but they may not always do so.

The FCA prohibits the knowing submission of false claims or statements to the federal government, including to the Medicare and Medicaid programs. The FCA defines the term “knowingly” broadly to include not only actual knowledge of a claim’s falsity, but also reckless disregard of the truth of the information, or deliberate ignorance of the truth or falsity of a claim. Specific intent to defraud is not required. The FCA may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors and billing for services not rendered. Further, submission of a claim for an item or service generated in violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. When an entity is determined to have violated the FCA, it may be required to pay three times the actual damages sustained by the government, plus substantial civil penalties for each false claim, and may be excluded from participation in federal healthcare programs. We rely on our customers to provide us with accurate and complete information and to appropriately use the solutions we provide to them, but they may not always do so.

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

Pursuant to HIPAA, the HHS has adopted standards to protect the privacy and security of individually identifiable health information, known as the Privacy Standards and Security Standards. HHS’ Privacy Standards apply to medical records and other individually identifiable health information in any form, whether electronic, paper or oral, that is used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses, which are known as “covered entities.” HHS’ Security Standards require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained or transmitted (including between us and our affiliated practices). To the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our customers, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations In addition, with respect to our managed physician practices, the HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards of healthcare claims and payment transactions submitted or received electronically. Further, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) strengthened and expanded HIPAA, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information, and imposed a number of privacy and security requirements directly on business associates that perform functions or services on behalf of covered entities. Specifically, HITECH requires that covered entities report any unauthorized use or disclosure of protected health information that meets the definition of a “breach” to the affected individuals. In addition, HITECH requires that business associates report breaches to their covered entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. Final regulations implementing the HITECH requirements were issued in January 2013.

To the extent we are permitted under our customer contracts, we may de-identify protected health information and use de-identified information for our purposes without obtaining patient authorization or further complying with HIPAA. Determining whether protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses. Any failure by us to meet HIPAA requirements with respect to de-identification could subject us to penalties.

In addition to the federal HIPAA and HITECH requirements, numerous other state and certain other federal laws protect the confidentiality of patient information, including state medical privacy laws, state social security number protection laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These state laws govern the collection, dissemination, use, access to and confidentiality of patient information. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and are also subject to interpretation by various courts and other governmental authorities.

Data Protection and Breaches

Most states require holders of personal information to maintain safeguards, and all states have laws that require take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. The laws are inconsistent across states, which can increase the costs of compliance. Additionally, HIPAA imposes certain notification requirements on Business Associates. In certain circumstances involving large breaches, media notice is required requirements may even involve notification to the media. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Business Associate or covered entity establishes that there is a low probability the information has been compromised consistent with the risk assessment requirements enumerated in HIPAA. In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

FINANCIAL AND GENERAL BUSINESS RISKS

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this filing, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock. Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government restrictions on their residents to control the spread of COVID-19. Such orders or restrictions have resulted in an increase in remote operations at our headquarters and Health Services Division facilities, work stoppages among some vendors and suppliers, travel restrictions and cancellation or limitation of events. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver goods to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Patients may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic, which may negatively impact our patient service revenue and/or result in slower growth or a decline in new patient demand. Further, the COVID-19 pandemic may disrupt our supply chain in our Medical Distribution segment, which could have a material adverse impact on revenue from this segment if we are unable to deliver goods to our customers in a timely manner.

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

Our operations to date have been limited to providing patient services at our NWC, NCFM and BTG facilities, generating MSSP and consulting revenue from our ACO/MSO segment, and generating product revenue from our Medical Distribution segment. We have not yet demonstrated our ability to successfully develop or market the online medical records platform we seek to provide through the HealthLynked Network. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future.

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

During 2020 and 2021, we depended heavily on the continued efforts of Dr. Michael Dent, our Chief Executive Officer and Chairman of the Board. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a written employment contract with Dr. Dent, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

Our sales strategy may not be successful.

Since 2018, we have used a telesales model in lieu of a direct sales force, in large part to reduce our costs. In 2021, we hired a Vice President of Sales to spearhead a direct sales effort aimed at monetizing our HealthLynked Network and growing our medical distribution business. There is no assurance that our direct sales model will be effective, and this could have a negative effect on the HealthLynked and MOD businesses and their growth.

Key components of our product sales made through MOD are provided by a sole supplier, and supply shortages or loss of this supplier could result in interruptions in supply or increased costs.

We rely on a sole supplier for the fulfillment of all product sales made through MOD, which was acquired in October 2020. If this sole supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies form other suppliers on acceptable terms, in a timely manner, or at all. In the event the sole supplier breaches its contract with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

Furthermore, changes in these laws and regulations, or administrative and judicial interpretations thereof, may require us to change our business practices which could have a material adverse effect on our business, financial condition and results of operations. Because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

We rely on Amazon Web Services, or AWS, for the vast majority of our computing, storage, bandwidth, and other services. Any disruption of or interference with our use of the platform would negatively affect our operations and seriously harm our business.

Amazon provides distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on AWS, have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services AWS, and our systems are not fully redundant on the platform. Any transition of the cloud services currently provided by AWS to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with our use of AWS would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access the HealthLynked Network or specific HealthLynked features, or encounter difficulties in doing so, due to issues or disruptions with AWS, we may lose users, partners, or revenue. The level of service provided by AWS or similar providers may also impact our users’ and partners’ usage of and satisfaction with our web-based product offerings and could seriously harm our business and reputation. If AWS or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of AWS or similar providers.

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

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have submitted the application for our first two provisional patents for our PAH and intend to submit other patent applications covering our integrated technology, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

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

A portion of the net patient service revenue derived from services rendered through our Health Services segment is from payments made by Medicare and Medicaid and other government-sponsored or funded healthcare programs (the “GHC Programs”). These government-funded programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons. These government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for services rendered by our physicians. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

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

Approximately 23% of our net patient service revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our physicians. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could prevent us from providing services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

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

Currently, our officer and directors as a group beneficially control approximately 72% of our voting power, of which approximately 71% is controlled by our Chairman and CEO, Dr. Dent. As a result of this voting control, our officer and directors can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of our officer and directors and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

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

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act or a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

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

As of March 29, 2022, we had approximately 76,730,042 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options, warrants, unvested employee grants and Series B Convertible Preferred Stock. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its operating facilities pursuant to the following lease agreements: (i) lease agreement for our NWC practice for approximately 3,650 square feet that commenced in August 2020 and expires in July 2023, located in Naples, FL; (ii) lease agreement for our BTG practice for approximately 2,150 square feet that commenced in April 2020 and expires in March 2023, located in Bonita Springs, FL; (iii) lease agreement for our NCFM practice for approximately 3,700 square feet that commenced in April 2019 and expires in May 2022, located in Naples, FL; (iv) lease agreement for our ACO/MSO division for approximately 2,500 square feet on a month-to-month basis located in Jacksonville, FL; and (v) lease agreement for our corporate office for approximately 7,650 square feet that commenced in December 2020, was amended in April 2021 to add 4,950 square feet to the original lease for 2,700 square feet, and expires November 2023, located in Naples, FL.

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

Holders

As of March 29, 2022, there were approximately 270 registered holders of record of the Company’s common stock. A substantially greater number of holders of Company common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Equity Compensation Plan Information

On January 1, 2016, our board adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by our employees. The 2016 EIP allows for the issuance of up to 15,503,680 shares of our common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by our board, or a committee that may be appointed by the board in the future. The plan expired during 2021 but allows for the prospective issuance of additional shares subject to vesting of awards made prior to expiration of the plan.

On September 9, 2021, our board adopted the 2021 Employee Equity Incentive Plan (the “2021 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2021 EIP was approved by a majority of our shareholders pursuant to a written resolution on September 13, 2021. The 2021 EIP allows for the issuance of up to 20,000,000 shares of our common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by our board, or a committee that may be appointed by our board in the future.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under our equity compensation plans as of December 31, 2021.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	494,550	$0.19	19,018,186
Equity compensation plans not approved by stockholders	666,250	$0.25	---
	1,160,800	$0.23	19,018,186

During the years ended December 31, 2021 and 2020, the Company made grants of restricted stock pursuant to the plans totaling 1,496,861 and 774,465 shares, respectively. During the years ended December 31, 2021 and 2020, the Company also made grants pursuant to the plans of options to purchase 580,000 and 60,000 shares of common stock. Certain of the stock option grants are subject to time-based vesting requirements, generally over a period of 4 years, and certain of the stock options are subject to performance-based vesting requirements based on future company revenue and earnings metrics as well as individual performance goals.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2021:

On October 22, 2021, we issued 806,828 shares to the former shareholders of Cura Health Management LLC, which we acquired in May 2020, in satisfaction of the first year residual earnout provision associated with the acquisition. See Note 5 - Acquisitions for additional information.

On December 2, 2020, we issued 100,000 shares of unregistered common stock to a consultant for services provided.

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

Item 6. [Reserved]

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

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations: Years Ended December 31, 2021 and 2020

The following table summarizes the changes in our results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020:

	Years Ended December 31,		Change
	2021	2020	$	%

Patient service revenue, net	$5,764,186	$4,743,811	$1,020,375	22%
Medicare shared savings revenue	2,419,312	767,744	1,651,568	215%
Consulting and event revenue	296,432	432,977	(136,545)	-32%
Product revenue	718,062	188,588	529,474	281%
Total revenue	9,197,992	6,133,120	3,064,872	50%

Operating Expenses and Costs
Practice salaries and benefits	3,114,991	2,581,481	533,510	21%
Other practice operating expenses	2,349,279	2,149,118	200,161	9%
Medicare shared savings expenses	2,413,205	1,017,494	1,395,711	137%
Cost of product revenue	606,521	146,461	460,060	314%
Selling, general and administrative expenses	4,929,668	3,063,029	1,866,639	61%
Depreciation and amortization	827,696	247,366	580,330	235%
Loss from operations	(5,043,368)	(3,071,829)	(1,971,539)	64%

Other Income (Expenses)
Loss on sales of marketable securities	---	(282,107)	282,107	100%
Loss on extinguishment of debt	(4,957,168)	(1,347,371)	(3,609,797)	268%
Change in fair value of debt	(19,246)	(381,835)	362,589	95%
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(530,930)	530,930	100%
Change in fair value of derivative financial instruments	---	739,485	(739,485)	100%
Change in fair value of contingent acquisition consideration	(373,656)	75,952	(449,608)	592%
Loss on settlement of litigation and other dispute	---	(706,862)	706,862	100%
Interest expense	(19,144)	(249,759)	230,615	92%
Total other expenses	(5,369,214)	(2,683,427)	(2,685,787)	100%

Net loss	$(10,412,582)	$(5,755,256)	$(4,657,326)	81%

Revenue

Patient service revenue in the year ended December 31, 2021 increased by $1,020,375, or 22% year-over-year, to $5,764,186, primarily as a result of increased patient service revenue at our NCFM practice of $704,578, increases at our NWC practice of $247,661, and increases at our BTG practice of $68,135.

Medicare shared savings revenue in the year ended December 31, 2021 increased by $1,651,568, or 215%, to $2,419,312 year-over-year as a result of the higher $2,419,312 MSSP payment received in September 2021 compared to a payment of $767,744 received in September 2020.

Consulting and event revenue in the year ended December 31, 2021 decreased by $136,545, or 32% year-over-year to $296,432. Consulting revenue of $281,549 was earned by the ACO/MSO Division in 2021, compared to $432,977 in the year ended December 31, 2020, and decreased due to the discontinuation of a large consulting agreement in 2021. Event revenue of $14,883 was earned in connection with the HealthLynked Future of Healthcare Summit held in March 2021.

Product revenue was $718,062 in the year ended December 31, 2021, compared to revenue of $188,588 included in our consolidated operations in the year ended December 31, 2020, an increase of 529,474, or 281%. Product revenue was earned by the Medical Distribution Division, comprised of the operations acquired with MOD in October 2020. Accordingly, 2020 results include approximately only two-and-a-half months of product revenue from the acquisition date of October 19, 2020 through December 31, 2020, whereas 2021 results include an entire year.

Operating Expenses and Costs

Practice salaries and benefits increased by $533,510, or 21%, to $3,114,991 in the year ended December 31, 2021 primarily as a result of increased staffing at each of our service facilities relative to 2020 to meet an increase in patient visits in 2021 relative to 2020.

Other practice operating costs increased by $200,161, or 9%, to $2,349,279 in the year ended December 31, 2021, corresponding to increased patient service revenue at the NCFM, BTG and NWC practices.

Medicare shared savings expenses increased by $1,395,711, or 137% to $2,413,205 primarily as a result of the higher MSSP payment received in September 2021 of $2,419,312, as compared to a payment of $767,744 received in September 2020, resulting in higher payments to participating providers. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ portion of any shared savings received by the ACO.

Cost of product revenue was $606,521 in the year ended December 31, 2021, an increase of $460,060, or 314%, compared to the same period of 2020. Cost of product revenue relates to the cost of medical products sold by the Medical Distribution Division, which is comprised of the operations acquired with MOD in October 2020. Accordingly, 2020 results include approximately only two-and-a-half months of product cost from the acquisition date of October 19, 2020 through December 31, 2020, whereas 2021 results include an entire year.

Selling, general and administrative costs increased by $1,866,639, or 61%, to $4,929,668 in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to more personnel and overhead costs in our corporate function in connection with our continued expansion, increased stock-based consulting fees, higher legal, accounting and cash-based consulting fees, and higher advertising, promotional and development costs associated with developing and marketing the HealthLynked Network and related applications.

Depreciation and amortization increased the year ended December 31, 2021 by $580,330, or 235%, to $827,969 compared to the year ended December 31, 2020, primarily as a result of amortization of finite-lived intangible assets acquired in the MOD acquisition.

Loss from operations increased by $1,971,539, or 64%, to $5,043,368 in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of increased selling, general and administrative costs related to our expansion as well as amortization of intangibles from MOD, offset by increases in each of our revenue streams.

Other Income (Expenses)

Loss on sales of marketable securities decreased 100% to $-0- in the year ended December 31, 2021, compared to $282,107 in the year ended December 31, 2020. Such losses in 2020 arose from sales of marketable securities acquired in the August 2020 Equity Transaction at prices below the acquisition price.

Loss on extinguishment of debt in the year ended December 31, 2021 increased by $3,609,797, or 268%, to $4,957,168 as compared to the year ended December 31, 2020, primarily as a result of a January 2021 transaction pursuant to which the holder of convertible notes with a face value of $1,038,500 and $317,096 of accrued interest agreed to convert the notes pursuant to the original note terms and agreed to a leak-out provision on the received shares in exchange for a five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, we recognized a loss on debt extinguishment of $5,463,492 in the year ended December 31, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest. This loss was offset by a debt extinguishment gain of $632,826 related to the forgiveness of PPP loans in May and June 2021. Losses on extinguishment of debt in the year ended December 31, 2020 resulted from an excess of fair value of consideration paid to retire a convertible notes over the carrying value of the instrument and related derivatives being retired.

Losses from the change in fair value of debt decreased by $362,589, or 95%, to $19,246 for the year ended December 31, 2021, compared to a loss of $381,835 in the year ended December 31, 2020. Such losses resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period was recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value.

Amortization of original issue and debt discounts was $530,930 for the year ended December 31, 2020. With the retirement in 2020 of all floating rate convertible notes with discounts subject to amortization, there were no corresponding charges in the year ended December 31, 2021.

Gains from the change in fair value of derivative financial instruments was $739,485 for the year ended December 31, 2020. We retired all derivative financial instruments in 2020 with the repayment of all adjustable-rate convertible notes payable that carried embedded conversion feature derivatives, so there were no corresponding gains or charges in the year ended December 31, 2021.

(Loss) gain from the change in fair value of contingent acquisition consideration increased by $449,608, or 592%, to a loss of $373,656 in the year ended December 31, 2021, compared to a gain of $75,952 in the year ended December 31, 2020. The increase in the loss in 2021 was due primarily to the increase in fair value of contingent acquisition consideration related to our acquisition of MOD, which is payable in a fixed number of shares upon achievement of annual revenue milestones of the underlying business between 2021 and 2024. Due in large part to an increase in our stock price since December 31, 2020, the fair value of the liability increased substantially.

Interest expense decreased by $230,615, or 92%, to $19,144 for the year ended December 31, 2021, compared to interest expense of $249,759 in the year ended December 31, 2020, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020 and forgiveness of PPP loans in 2021, leaving low-interest government loans as our only debt.

Total other expenses increased by $2,685,787, or 100%, to $5,369,214 in the year ended December 31, 2021 compared to 2020, primarily as a result of a (i) $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, (ii) an increase in losses from the change in fair value of contingent acquisition due principally to the fixed-share structure of the MOD contingent consideration, and (iii) a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021.

Net loss increased by $4,657,326, or 81%, to $10,412,582 in the year ended December 31, 2021, compared to net loss of $5,755,256 in the year ended December 31, 2020, primarily as a result of (i) a loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, (ii) increased selling, general and administrative costs related to our expansion, an increase in losses from the change in fair value of contingent acquisition due to the fixed-share structure of the MOD contingent consideration, and (iii) a gain in change in fair value of derivative financial instruments in 2020 with no corresponding income or charge in 2021. The increased losses were offset by a 50% overall increase in our revenue year-over-year, a gain on debt extinguishment related to the forgiveness of PPP Loans in 2021, and the retirement of convertible debt that eliminated debt discount amortization charges incurred in prior periods.

Seasonal Nature of Operations

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. Medicare shared savings revenue for the program year ended December 31, 2020, for which we received payment and recognized revenue in September 2021, was $2,419,312. Medicare shared savings revenue for the program year ended December 31, 2019, for which we received payment and recognized revenue in September 2020, was $767,744. Future recognition of Medicare shared savings revenue is expected to result in a material increase in our consolidated revenues in the third fiscal quarter of each year compared to the first, second and fourth fiscal quarters. Likewise, in the period in which we recognize Medicare shared savings revenue, we also determine the amount of shared savings expense to be paid to physicians participating in our ACO. This expense is also expected to be recognized in the third fiscal quarter of each year and is expected to materially increase our total operating expenses in the third fiscal quarter compared to other quarters of the fiscal year.

Liquidity and Capital Resources

Liquidity Condition

As of December 31, 2021, we had cash balances of $3,291,646, working capital of $1,732,530 and accumulated deficit $32,205,189. For the year months ended December 31, 2021, we had a net loss of $10,412,582 and net cash used by operating activities of $3,769,854. Net cash used in investing activities was $341,356. Net cash provided by financing activities was $7,240,672, including $6,949,281 received from sales of common stock in private placements, registered direct transactions and puts pursuant to the now-expired July 2016 $3 million investment agreement (the “Investment Agreement”), and $350,200 in proceeds from the exercise of stock options and warrants.

During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding. During May 2021, PPP loans in the amount of $632,826 plus $6,503 accrued interest were forgiven. During August 2021, we sold 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,000 and net proceeds after offering costs and expenses of $1,719,921.

We believe that we have sufficient cash on hand to fund the business for at least the next 12 months. We intend that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing our development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand resulting from fund raising efforts in 2021, (ii) cash generated by our profitable Health Services and ACO/MSO business units, and (iii) the use of further outside funding sources. No assurances can be given that we will be able to access additional outside capital in a timely fashion. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

COVID-19

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially and adversely affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, the Company implemented additional safety measures in its patient services locations and its corporate headquarters.

Significant Liquidity Events

Through December 31, 2021, we have funded our operations principally through a combination of sales of our common stock, convertible promissory notes, government issued debt, and related party debt, as described below.

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

2021 Equity Transactions

During the year ended December 31, 2021, we sold 13,161,943 shares of common stock in 53 separate private placement transactions. We received $4,328,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

Plan of operation and future funding requirements

Our plan of operations is to profitably operate our Health Services business and continue to invest in our Digital Healthcare business, including our cloud-based online personal medical information and record archiving system, the “HealthLynked Network.”

We intend to market the HealthLynked Network through top level sales efforts with our new VP of sales Jeffrey Cohen targeting large health systems, hospitals and Universities. In addition, we will market via telesales targeting physicians’ offices, direct to patient marketing, affiliated marketing campaigns, co-marketing with our Medical Distribution businesses retailer MOD, and expanded southeast regional sales efforts. We intend that our initial primary sales strategy will be physician telesales through the use of telesales representatives whom we will hire as access to capital allows. In combination with our telesales, we intend to also utilize Internet based marketing to increase penetration to targeted geographical areas. These campaigns will be focused on both physician providers and patient members. We also intend to leverage MOD’s discounted medical supplies as an offering to our patient and physician members in both the HealthLynked Network and our ACO network and plans. If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

A summarized timeline of our strategic acquisition transactions and the related funding sources is as follows:

●	On April 15, 2019, we acquired HCFM for $750,000 in cash, $750,000 in shares of our common stock and $500,000 in a three-year performance-based payout.

●	On May 18, 2020, we acquired CHM for $214,000 in cash, $201,675 in shares of our common stock, up to $223,000 cash and $660,000 in shares of our common stock based on a target MSSP payment of $1,725,000 in the current year, and up to $437,500 in a four-year performance-based payout.

●	On August 20, 2020, we completed the August 2020 Equity Transaction with Trusts controlled by our CEO, Dr. Michael Dent, pursuant to which the Trusts contributed an aggregate of 76,026 NEO Shares with a fair value of $3,066,889 to us, in exchange for an aggregate of 2,750,000 shares of our newly designated Series B Preferred Stock and an aggregate of 24,522,727 shares of our common stock (see Note 4 - Marketable Securities of our consolidated Financial Statements for additional information).

●	On October 19, 2020, we acquired MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States, in exchange for (i) 19,045,563 restricted shares of our common stock valued at $2,704,470, (ii) the issuance of an aggregate of up to 10,004,749 restricted shares of the buyer’s common stock valued at up to $2,602,330 over a four year period based on MOD achieving certain revenue targets, and (iii) the partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash by us.

●	During the second half of 2020, we retired floating rate convertible debt with a face value of $1,012,750 through conversions and repayments and repaid related party notes with a face value of $646,000 in an effort to improve our balance sheet.

●	During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the full face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, we had no further convertible debt outstanding.

●	During August 2021, we sold in the Registered Direct Offering 3,703,704 shares of common stock and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,00 and net proceeds after offering costs and expenses of $1,719,921.

●	During the year ended December 31, 2021, we sold 13,161,943 shares of common stock in 53 separate private placement transactions. We received $4,328,725 in proceeds from the sales. In connection with these stock sales, we also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share. We also issued 3,006,098 shares pursuant to draws under the Investment Agreement for additional gross proceeds of $900,636.

Currently, we are focusing on acquiring additional profitable ACOs with a concentration on physician-based ACOs in Florida, the Southeast, Texas, New Jersey and Arizona. ACOs’ objectives are to reduce patients’ healthcare costs while improving their health. Our initial targets are physician-based Florida Medicare ACOs. Profitable ACOs have shared savings, which are payments made by the Medicare governing body CMS to ACOs whose Medicare patients have aggregate total savings over the regional threshold for all Medicare patients in the territory and that meet CMS’ quality standards. Given HealthLynked’s goal to improve healthcare and reduce healthcare costs for all patients, we anticipate that the ACO acquisition model can help us expand both physician and patient utilization of the HealthLynked Network while continuing to add incremental revenue and profit from to our Health Services and ACO/MSO business units. We plan to raise additional capital to fund our ongoing acquisition strategy.

We plan to raise additional capital to fund our ongoing acquisition strategy.

Historical Cash Flows

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(3,769,854)	$(2,117,297)
Investing Activities	(341,356)	1,812,239
Financing activities	7,240,672	356,801
Net increase (decrease) in cash	$3,129,462	$51,743

Operating Activities – During the year ended December 31, 2021, we used cash from operating activities of $3,769,854, as compared with $2,117,297 in the year ended December 31, 2020. The increase in cash usage results primarily from increased selling, general and administrative costs increased related to our continued expansion, offset by increases in our revenue streams in 2021 compared to 2020.

Investing Activities – During the year ended December 31, 2021, we used $341,356 in investing activities, including $196,000 contingent acquisition consideration payment paid the sellers of NCFM and $126,106 contingent acquisition consideration payment paid the sellers of CHM, plus $19,250 for the acquisition of furniture, computers and equipment. During the year ended December 31, 2020, we generated $1,812,239 from investing activities, including $2,784,782 received from the sale of marketable securities received in an August 2020 financing transaction, offset by $810,156 used to acquire CHM and MOD (net of $107,044 cash received), $137,390 paid against contingent acquisition consideration related to the acquisitions of NCFM and CHM and $24,997 for the acquisition of computers and equipment.

Financing Activities – During the year ended December 31, 2021 and 2020, we realized $7,240,672 and $356,801, respectively, in financing activities. Cash realized in 2021 was comprised mainly of $5,229,360 from the sale of common stock pursuant to private placements and puts under the Investment Agreement, $1,719,921 net proceeds from the Registered Direct Offering, and $350,200 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full. Cash realized in 2020 was comprised mainly of $1,187,286 from the proceeds of the sale of shares of common stock to investors and pursuant to the Investment Agreement, $1,071,069 net proceeds from government loans, $827,500 from the issuance of convertible notes, and $149,000 from related party loans. We also repaid $1,882,405 of convertible loans and $967,756 of related party loans.

Exercise of Warrants and Options

During the year ended December 31, 2021, we received $333,750 upon the exercise of 3,065,278 warrants with exercise prices between $0.09 and $0.15 and $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252. Additionally, we issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020.

There were no proceeds generated from the exercise of warrants or options during the year ended December 31, 2020.

Other Outstanding Obligations at December 31, 2021

Warrants

As of December 31, 2021, 59,796,992 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.05 to $1.05.

Options

As of December 31, 2021, 3,456,250 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.08 to $0.77.

Unvested Stock Grants

As of December 31, 2021, 302,050 shares of our Common Stock are issuable pursuant to future vesting of stock grants.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthLynked Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 31, 2022

PCAOB ID 587

HEALTHLYNKED CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,291,646	$162,184
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of December 31, 2021 and 2020, respectively	86,287	87,153
Inventory	134,930	95,200
Prepaid expenses and other	137,630	59,003
Total Current Assets	3,650,493	403,540

Property, plant and equipment, net of accumulated depreciation of $283,512 and $177,457 as of December 31, 2021 and 2020, respectively	350,482	437,286
Intangible assets, net of accumulated amortization of $873,417 and $151,776 as of December 31, 2021 and 2020, respectively	4,880,121	5,601,762
Goodwill	1,148,105	1,148,105
Right of use lease assets	526,730	417,913
Deferred equity compensation and deposits	138,625	17,942

Total Assets	$10,694,556	$8,026,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$790,843	$1,891,749
Contract liabilities	72,838	89,425
Lease liability, current portion	288,966	150,251
Due to related party, current portion	300,600	300,600
Government and vendor notes payable, current portion	---	411,427
Convertible notes payable, net of original issue discount and debt discount of $-0- and $-0- as of December 31, 2021 and 2020, respectively	---	1,336,350
Liability-classified equity instruments, current portion	61,250	---
Contingent acquisition consideration, current portion	403,466	701,961
Total Current Liabilities	1,917,963	4,881,763

Long-Term Liabilities
Government and vendor notes payable, long term portion	450,000	722,508
Liability-classified equity instruments, long term portion	101,250	---
Contingent acquisition consideration, long term portion	782,224	798,479
Lease liability, long term portion	239,225	273,790

Total Liabilities	3,490,662	6,676,540

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 237,893,473 and 187,967,881 shares issued and outstanding as of December 31, 2021 and 2020, respectively	23,789	18,797
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 719,366 and 2,150,020 shares as of December 31, 2021 and 2020, respectively	282,347	262,273
Additional paid-in capital	39,100,197	22,851,098
Accumulated deficit	(32,205,189)	(21,784,910)
Total Shareholders’ Equity	7,203,894	1,350,008

Total Liabilities and Shareholders’ Equity	$10,694,556	$8,026,548

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue
Patient service revenue, net	$5,764,186	$4,743,811
Medicare shared savings revenue	2,419,312	767,744
Consulting and event revenue	296,432	432,977
Product revenue	718,062	188,588
Total revenue	9,197,992	6,133,120

Operating Expenses and Costs
Practice salaries and benefits	3,114,991	2,581,481
Other practice operating expenses	2,349,279	2,149,118
Medicare shared savings expenses	2,413,205	1,017,494
Cost of product revenue	606,521	146,461
Selling, general and administrative expenses	4,929,668	3,063,029
Depreciation and amortization	827,696	247,366
Total Operating Expenses and Costs	14,241,360	9,204,949

Loss from operations	(5,043,368)	(3,071,829)

Other Income (Expenses)
Loss on sales of marketable securities	---	(282,107)
Gain (loss) on extinguishment of debt	(4,957,168)	(1,347,371)
Change in fair value of debt	(19,246)	(381,835)
Amortization of original issue and debt discounts on notes payable and convertible notes	---	(530,930)
Change in fair value of derivative financial instruments	---	739,485
Change in fair value of contingent acquisition consideration	(373,656)	75,952
Loss on settlement of litigation and other dispute	---	(706,862)
Interest income (expense)	(19,144)	(249,759)
Total other income (expenses)	(5,369,214)	(2,683,427)

Net loss before provision for income taxes	(10,412,582)	(5,755,256)

Provision for income taxes	---	---

Net loss	$(10,412,582)	$(5,755,256)

Deemed dividend - amortization of beneficial conversion feature and down round adjustment to warrants	(353,571)	(446,036)

Net loss to common shareholders	$(10,766,153)	$(6,201,292)

Net loss per share to common shareholders, basic and diluted:
Basic	$(0.05)	$(0.04)
Fully diluted	$(0.05)	$(0.04)

Weighted average number of common shares:
Basic	227,847,181	142,824,870
Fully diluted	227,847,181	142,824,870

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2021 AND 2020

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)

Balance at December 31, 2019	109,894,490	---	10,990	---	159,538	13,016,446	(16,029,654)	(2,842,680)

Sales of common stock	13,264,262	---	1,327	---	(59,000)	1,058,684	---	1,001,011
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	186,275	---	186,275
Sale of common and preferred stock in exchange for marketable securities	24,522,727	2,750,000	2,452	2,750	---	3,061,687	---	3,066,889
Conversion of convertible notes payable to common stock	14,197,123	---	1,420	---	---	1,664,096	---	1,665,516
Gain on extinguishment of related party debt allocated to additional paid in capital	---	---	---	---	---	283,862	---	283,862
Acquisition of Cura Health Management LLC	2,240,838	---	224	---	---	201,451	---	201,675
Acquisition of MedOffice Direct LLC	19,045,564	---	1,904	---	---	2,702,565	---	2,704,469
Contingent acquisition consideration issued	1,835,626	---	184	---	---	292,599	---	292,783
Exercise of stock warrants	927,398	---	93	---	---	(93)	---	---
Consultant and director fees payable with common shares and warrants	1,114,861	---	111	---	153,940	159,817	---	313,868
Shares and options issued pursuant to employee equity incentive plan	924,992	---	92	---	7,795	223,709	---	231,596
Net loss	---	---	---	---	---	---	(5,755,256)	(5,755,256)

Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	19,871,745	---	1,986	---	---	4,767,883	---	4,769,869
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	2,179,412	---	2,179,412
Contingent acquisition consideration issuable	806,828	---	81	---	---	366,219	---	366,300
Conversion of convertible notes payable to common stock	13,538,494	---	1,354	---	---	4,060,194	---	4,061,548
Fair value of warrants issued in connection with conversion and retirement of convertible notes payable	---	---	---	---	---	3,201,138	---	3,201,138
Fair value of warrants issued for professional services	---	---	---	---	---	43,235	---	43,235
Consultant and director fees payable with common shares and warrants	2,998,122	---	300	---	(7,968)	494,946	---	487,278
Shares and options issued to employees	479,793	---	48	---	28,042	172,876	---	200,966
Exercise of stock warrants	12,112,610	---	1,212	---	---	946,760	---	947,972
Exercise of stock options	145,500	---	14	---	---	16,436	---	16,450
Repurchase of treasury stock	(27,500)	---	(3)	---	---	---	(7,697)	(7,700)
Net loss	---	---	---	---	---	---	(10,412,582)	(10,412,582)

Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(10,412,582)	$(5,755,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	827,696	247,366
Stock based compensation, including amortization of deferred equity compensation	742,729	564,667
Amortization of original issue discount and debt discount on convertible notes	---	530,930
Loss on sales of marketable securities	---	282,107
Change in fair value of derivative financial instruments	---	(739,485)
Loss on extinguishment of debt	4,957,168	1,347,371
Change in fair value of debt	19,246	381,835
Change in fair value of contingent acquisition consideration	373,656	(75,952)
Changes in operating assets and liabilities:
Accounts receivable	866	86,295
Inventory	(39,730)	(24,740)
Prepaid expenses and deposits	(48,060)	73,125
ROU lease assets	109,587	222,781
Accounts payable and accrued expenses	(169,589)	983,904
Lease liability	(114,254)	(221,009)
Due to related party, current portion	---	46,370
Contract liabilities	(16,587)	(67,606)
Net cash used in operating activities	(3,769,854)	(2,117,297)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	---	2,784,782
Acquisition, net of cash acquired	---	(810,156)
Payment of contingent acquisition consideration	(322,106)	(137,390)
Acquisition of property and equipment	(19,250)	(24,997)
Net cash (used in) provided by investing activities	(341,356)	1,812,239

Cash Flows from Financing Activities
Proceeds from sale of common stock	6,949,281	1,187,286
Proceeds from exercise of options and warrants	350,200	---
Proceeds from issuance of convertible notes	---	827,500
Repayment of convertible notes	---	(1,882,405)
Proceeds from related party loans	---	149,000
Repayment of related party loans	---	(967,756)
Proceeds from government loans	---	1,071,069
Repayment of vendor loans payable	(51,109)	(27,893)
Repurchase of treasury stock	(7,700)	---
Net cash provided by financing activities	7,240,672	356,801

Net increase in cash	3,129,462	51,743
Cash, beginning of year	162,184	110,441

Cash, end of year	$3,291,646	$162,184

(continued)

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2021		2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$232		$203,396
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Forgiveness of government loans		$632,826	$	---
Common stock issuable issued during period		$262,273		$66,161
Fair value of warrants issued for professional service		$43,236	$	---
Incremental fair value of warrants modified to extend maturity date of convertible notes payable		$126,502	$	---
Conversion of convertible note payable to common shares		$4,061,549		$1,665,516
Fair value of warrants issued in connection with conversion of convertible notes payable		$3,074,637	$	---
Accrued liabilities relieved upon cashless exercise of warrants		$614,221	$	---
Contingent acquisition consideration payable in common stock		$366,300	$	---
Fair value of liability-classified equity instruments issued		$165,000	$	---
Initial derivative liability and fair value of beneficial conversion feature and original issue discount allocated to proceeds of variable convertible notes payable	$	---		$211,497
Adoption of lease obligation and ROU asset	$	---		$365,563
Fair value of shares issued as acquisition consideration	$	---		$2,906,145
Fair value of contingent acquisition consideration issued	$	---		$1,999,676
Derivative liabilities written off with repayment of convertible notes payable	$	---		$328,000
Derivative liabilities written off with conversion of convertible notes payable	$	---		$135,300
Reduction in contingent acquisition consideration	$	---		$200,328
Fair value of marketable securities received as consideration for sale of common and preferred shares	$	---		$3,006,889
Gain on extinguishment of related party debt allocated to additional paid in capital	$	---		$283,862

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, the Company operated in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL opened in January 2020 that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States acquired by the Company on October 19, 2020.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided, and the Company does not believe it is required to provide additional goods or services to the patient.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM and BTG are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $42,530 and $35,779 as of December 31, 2021 and 2020, respectively.

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. The Company was notified of the amount of Medicare shared savings and received payment for plan year 2020 in September 2021 and for plan year 2019 in September 2020. Accordingly, the Company recognized Medicare shared savings revenue of $2,419,312 and $767,744 in the years ended December 31, 2021 and 2020, respectively. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred.

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $25,000 and $47,864 as of December 31, 2021 and 2020, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $5,308 and $5,782 as of December 31, 2021 and 2020, respectively. There were no contract assets as of December 31, 2021 or 2020.

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $14,834 and $26,839 and as of December 31, 2021 and 2020, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $72,838 and $89,425 as of December 31, 2021 and 2020, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds to the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year. The Company received Medicare shared savings payments and recognized revenue of $2,419,312 for plan year 2020 in September 2021 and $767,744 for plan year 2019 in September 2020. Of the Medicare shared savings payments received, $979,736 and $388,884 were recognized as provider shared savings expense in the quarter and years ended December 31, 2021 and 2020, respectively, and are included in “Medicare shared savings expenses” on the accompanying Consolidated Statement of Operations.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, the Company had $2,957,040 and $18,227 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of December 31, 2021 and 2020, the Company’s gross patient services accounts receivable were $193,363 and $165,464, respectively, and net patient services accounts receivable were $86,287 and $71,655, respectively, based upon net reporting of accounts receivable. As of December 31, 2021 and 2020, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively. The Company also had $-0- and $15,498 accounts receivable related to amounts billed under consulting contracts as of December 31, 2021 and 2020, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the years ended December 31, 2021 or 2020.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. There are no patients/customers that represent 10% or more of the Company’s revenue or accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts. The Company relies on a sole supplier for the fulfillment of all of its product sales made through MOD.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No Income Tax has been provided for the years ended December 31, 2021 or 2020, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2021 and 2020, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2021 and 2020, potentially dilutive securities were comprised of (i) 59,796,992 and 51,352,986 warrants outstanding, respectively, (ii) 3,456,250 and 3,111,750 stock options outstanding, respectively, (iii) -0- and 10,298,333 shares issuable upon conversion of convertible notes, respectively, (iv) 302,050 and 200,000 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash. From time to time, the Company also issues stock awards settleable in a variable number of common shares. Such awards are classified as liabilities until such time as the number of shares underlying the grant is determinable.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. The Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period, or at the date of issuance, if there is not a service period. Certain of the Company’s warrants include a so-called down round provision. The Company accounts for such provisions pursuant to ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which calls for the recognition of a deemed dividend in the amount of the incremental fair value of the warrant due to the down round when triggered, warrants granted in connection with ongoing arrangements are more fully described in Note 14, Shareholders’ Equity.

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

Recently Issued Accounting Pronouncements

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance.

Recently Adopted Pronouncements

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this standard in the year ended December 31, 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY

As of December 31, 2021, the Company had cash balances of $3,291,646, working capital of $1,732,530 and accumulated deficit $32,205,189. For the year months ended December 31, 2021, the Company had a net loss of $10,412,582 and net cash used by operating activities of $3,769,854. Net cash used in investing activities was $341,356. Net cash provided by financing activities was $7,240,672, including $6,949,281 received from sales of common stock in private placements, registered direct transactions and puts pursuant to the July 2016 $3 million investment agreement (the “Investment Agreement”), and $350,200 in proceeds from the exercise of stock options and warrants. During January 2021, the holder of $1,038,500 fixed rate convertible debt converted the entire face value of $1,038,500, plus $317,096 of accrued interest on such notes, into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes. Following the conversion, the Company had no further convertible debt outstanding. During May 2021, PPP loans in the amount of $632,826 plus $6,503 accrued interest were forgiven. During August 2021, the Company sold 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share, resulting in gross proceeds of $2,000,000.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 3 – LIQUIDITY (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The fair value of the contingent acquisition consideration related to the future earn-out payments is calculated using a probability-weighted discounted cash flow projection and is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the years ended December 31, 2021 and 2020, the Company recognized losses on the change in the fair value of contingent acquisition consideration of ($66,888) and ($48,564), respectively. During the years ended December 31, 2021 and 2020, the Company paid the sellers $196,000 and $47,000 cash, respectively, in satisfaction of the second year and first year earn-outs, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

$1,423,465

The fair value of the 2,240,838 common shares issued at closing was determined using the intraday average high and low trading price of the Company’s common shares on the acquisition date. The terms of the earn out require the Company to pay the former owners of CHM (i) up to $223,500 additional cash and to $660,000 of additional shares of Company common stock when CHM receives the final assessment of the calculation of 2019 plan year MSSP revenue (the “Current Earnout”), and (ii) up to $62,500, $125,000, $125,000 and $125,000 on the first, second, third and fourth anniversary, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date (the “Future Earnout”). During September 2020, pursuant to a Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”) and in satisfaction of the Current Earnout, the Company paid $90,389 cash, issued 1,835,625 shares of the Company’s common stock and agreed that the balance of the Current Earnout that was not earned in 2020, being $124,043 cash and $366,300 in shares of Company common stock, would be deferred until the first future earnout year in which MSSP revenue exceeds $1.725 million and revenue from other services exceeds $605,000 (the “Residual Earnout”). During September 2021, the Company was notified of the amount of Medicare shared savings and received payment for plan year 2020 in the amount of $2,419,312. Because the shared saving payment exceeded $1.725 million, the sellers were paid $124,043 cash and issued 806,828 shares of Company common stock with a value of $366,300 pursuant to the Residual Earnout. Following the payments, the Company had no further obligations under the Residual Earnout. The Company also determined that the sellers did not earn any of the $62,500 year-one Future Earnout related to the performance period May 19, 2020 to May 18, 2021.

The fair value of the contingent acquisition consideration related to both the Current Earnout and the Future Earnout were calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the years ended December 31, 2021 and 2020, the Company recognized (losses) on the change in the fair value of contingent acquisition consideration of ($86,274) and ($8,048), respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$90,197
Prepayments	15,294
ACO physician contracts	1,073,000
Goodwill	381,856
Accounts payable	(32,848)
Deferred revenue	(104,034)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$1,423,465

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 5 – ACQUISITIONS (CONTINUED)

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

The fair value of the contingent acquisition consideration related to the MOD Earnout Shares was calculated using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” During the years ended December 31, 2021 and 2020, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration related to the MOD Earnout Shares of ($220,494) and $132,564, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 5 – ACQUISITIONS (CONTINUED)

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

Pro Forma Financial Information

The following table represents the pro forma consolidated income statement as if HCFM, CHM and MOD had been included in the consolidated results of the Company for the year ended December 31, 2020. All acquired entities were included in the Company’s consolidated results of operations in the year ended December 31, 2021.

2020
Revenue	$7,174,911
Net loss	$(6,399,368)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of HCFM, CHM and MOD to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020.

NOTE 6 –PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Insurance prepayments	$25,020	$19,590
Other expense prepayments	50,860	14,119
Rent deposits	49,125	43,236
Deferred equity compensation	151,250	---
Total prepaid expenses and other	276,255	76,945
Less: long term portion	(138,625)	(17,942)
Prepaid expenses and other, current portion	$137,630	$59,003

Deferred equity compensation reflects common stock grants made in the year ended December 31, 2021 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. Amortization in the years ended December 31, 2021 and 2020 was $13,750 and $-0-, respectively. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 7 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Medical equipment	$484,126	$484,126
Furniture, office equipment and leasehold improvements	149,868	130,617

Total property, plant and equipment	633,994	614,743
Less: accumulated depreciation	(283,512)	(177,457)

Property, plant and equipment, net	$350,482	$437,286

Depreciation expense during the years ended December 31, 2021 and 2020 was $106,055 and $101,498, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(873,417)	(151,776)

Intangible assets, net	$4,880,121	$5,601,762

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

Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of CHM and MOD and amounts to $1, 481,105 as of December 31, 2021 and 2020.

Amortization expense in the years ended December 31, 2021 and 2020 was $721,641 and $145,868, respectively. No impairment charges were recognized related to goodwill and intangible assets in the years ended December 31, 2021 or 2020.

NOTE 9 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM and BTG practices and two separate lease relating to its corporate headquarters that expire in July 2023, May 2022, March 2023, November 2023 and November 2023, respectively. As of December 31, 2021, the Company’s weighted-average remaining lease term relating to its operating leases was 1.7 years, with a weighted-average discount rate of 20.25%. The Company was also previously a lessee in a capital equipment finance lease for medical equipment entered into in March 2015 that expired in March 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9 – LEASES (CONTINUED)

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Lease assets	$526,730	$417,913

Lease liabilities
Lease liabilities (short term)	$288,966	$150,251
Lease liabilities (long term)	239,225	273,790
Total lease liabilities	$528,191	$424,041

Lease expense in the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020

Operating leases	$341,453	$296,027
Financing leases	---	4,587

Total lease expense	$341,453	$300,614

Maturities of operating lease liabilities were as follows as of December 31, 2021:

2022	$383,619
2023	273,844
Total lease payments	657,463
Less interest	(129,272)
Present value of lease liabilities	$528,191

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Trade accounts payable	$306,220	$361,346
Accrued payroll liabilities	172,500	135,625
Accrued operating expenses	265,411	340,464
Accrued interest	46,712	347,452
Accrued settlement of litigation and other dispute	---	706,862
	$790,843	$1,891,749

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 11 – CONTRACT LIABILITIES

Amounts related to contract liabilities in the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Patient services paid but not provided	$42,530	$35,779
Consulting services paid but not provided	25,000	47,864
Unshipped products	5,308	5,782
	$72,838	$89,425

Contract liabilities relate to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date, physical therapy services purchased as a prepaid bundle for which services have not yet been provided, and MOD products that have been ordered and paid for by the customer but which have not been shipped as of the measurement date. The Company typically satisfies its performance obligations related to such contracts upon completion of service or shipment of product. Payment is typically made in the period prior to the services being provided.

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2021 and 2020 were comprised of deferred compensation in the amount of $300,600.

Retired Notes Payable to Dr. Dent

Our founder and CEO, Dr. Michael Dent, made loans to the Company from time to time in the form of unsecured promissory notes payable (the “Dent Notes”). On September 21, 2020, the Company and Dr. Dent entered into an agreement pursuant to which the Company repaid all obligations under the Dent Notes in exchange for a one-time cash payment of $780,256. The payment was calculated as the face value of the Dent Notes of $646,000, plus $134,256 of interest accrued on the notes issued in 2017 and 2018. As part of the Agreement, Dr. Dent agreed to forgive interest of $105,003 accrued on the remaining Dent Notes. In connection with the agreement and repayment, the Company realized a gain of $283,863, being the excess of the carrying value of the Dent Notes over the consideration paid. This amount was recorded to additional paid in capital.

Prior to extinguishment as described below, the Dent Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the years ended December 31, 2021 and 2020 were $-0- and $80,935, respectively. No interest was accrued on the Dent Notes as of December 31, 2021 or 2020. Interest expense on the Dent Notes was $-0- and $46,370 during the years ended December 31, 2021 and 2020, respectively.

Other Amounts Due to Dr. Dent

On January 7, 2020, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $149,000 (the “2020 MCA”). The Company was required to repay the 2020 MCA at the rate of $7,212 per week until the balance of $187,500 was repaid, which was scheduled for July 2020. At inception, the Company recognized a note payable in the amount of $187,500 and a discount against the note payable of $38,500. The discount was amortized over the life of the instrument. The 2020 MCA was repaid in full and retired during July 2020.

The Company made installment payments against the 2020 MCA of $0-0 and $187,500, respectively, during the years ended December 31, 2021 and 2020. The Company recognized amortization of the discount in the amount of $-0- and $38,500, respectively, during the years ended December 31, 2021 and 2020. Interest expense on the 2020 MCA was $-0- and $40,076 during the years ended December 31, 2021 and 2020, respectively. The 2020 MCA was repaid in full and retired during July 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

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

Other Related Transactions

During the years ended December 31, 2021 and 2020, the Company paid Dr. Dent’s spouse $145,192 and $132,864, respectively, in consulting fees pursuant to a consulting agreement.

NOTE 13 – GOVERNMENT AND VENDOR NOTES PAYABLE

Government and vendor notes payable as of December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021		2020

PPP loans	$	---	$632,826
Disaster relief loans		450,000	450,000
Vendor note		---	51,109
Total government and vendor notes payable		450,000	1,133,935
Less: long term portion		(450,000)	(722,508)
Government and vendor notes payable, current portion	$	---	$411,427

During May and June 2020, the Company and certain of its subsidiaries received an aggregate of $621,069 in loans under the PPP. The Company also acquired a PPP loan in the MOD acquisition with an inception date of April 3, 2020 and a face value of $11,757. The PPP loans, administered by SBA, were issued under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loans bore interest at 1% per annum and were scheduled to mature in May and June 2022. Principal and interest payments were deferred for the first nine months of the loans. Pursuant to the terms of the PPP, principal amounts may be forgiven if loan proceeds are used for qualifying expenses as described in the CARES Act, including costs such as payroll, benefits, employer payroll taxes, rent and utilities. The entirety of the PPP loans outstanding, comprised of $632,826 principal and $6,503 accrued interest, was forgiven in May 2021. As a result of the forgiveness, the Company recognized a gain on extinguishment of debt in the amount of $632,826 and interest income of $6,503 during the year ended December 31, 2021.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 13 – GOVERNMENT AND VENDOR NOTES PAYABLE (CONTINUED)

In connection with the October 19, 2020 of MOD, the Company acquired a note payable to MOD’s primary product vendor with a remaining principal balance of $79,002 as of the acquisition date and $51,109 as of December 31, 2020. The vendor note was paid in full during the first quarter of 2021.

Interest accrued on government and vendor notes payable as of December 31, 2021 and 2020 was $24,723 and $12,240, respectively. Interest expense on the loans was $13,010 and $12,240 for the years ended December 31, 2021 and 2020, respectively.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021		2020

$550k Note - July 2016	$	---	$719,790
$50k Note - July 2016		---	71,611
$111k Note - May 2017		---	120,659
$357.5k Note - April 2019		---	424,290
		---	1,336,350
Less: unamortized discount		---	---
Convertible notes payable, net of original issue discount and debt discount	$	---	$1,336,350

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Interest expense and amortization of debt discount recognized on each convertible note outstanding during the years ended December 31, 2021 and 2020 are shown in the following table. There were no unamortized discounts as of December 31, 2021 or 2020 related to convertible notes payable.

	Interest Expense		Amortization of Debt Discount
	Years Ended December 31,		Years Ended December 31,
	2021	2020	2021		2020

$550k Note - July 2016	$2,351	$62,775	$	---	$	---
$50k Note - July 2016	219	4,986		---		---
$111k Note - May 2017	333	(909)		---		---
$357.5k Note - April 2019	1,469	37,950		---		---
$154k Note - June 2019	---	46		---		1,093
$67.9k Note - July 2019	---	707		---		7,252
$67.9k Note II - July 2019	---	177		---		2,813
$78k Note III - July 2019	---	492		---		6,208
$230k Note - July 2019	---	3,041		---		58,527
$108.9k Note - August 2019	---	2,564		---		21,038
$142.5k Note - October 2019	---	12,882		---		92,663
$103k Note V - October 2019	---	2,653		---		29,143
$108.9k Note II - October 2019	---	3,970		---		33,205
$128.5k Note - October 2019	---	5,149		---		51,705
$103k Note VI - November 2019	---	3,527		---		39,450
$78.8k Note II - December 2019	---	3,344		---		27,111
$131.3k Note - January 2020	---	6,545		---		16,205
$78k Note IV - January 2020	---	3,975		---		14,955
$157.5k Note - March 2020	---	7,681		---		20,044
$157.5k Note II - April 2020	---	6,688		---		21,436
$135k Note - April 2020	---	5,585		---		17,718
$83k Note II - April 2020	---	3,752		---		13,767
$128k Note - April 2020	---	4,945		---		18,097

	$4,372	$182,525	$	---		$492,430

Certain of the Company’s convertible notes payable are also carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the years ended December 31, 2021 and 2020 and the fair value as of such instruments as of December 31, 2021 and 2020 were as follows:

	Change in Fair Value of Debt		Fair Value of Debt as of
	Years Ended December 31,		December 31,
	2021	2020	2021		2020

$550k Note - July 2016	$10,344	$171,780	$	---	$719,790
$50k Note - July 2016	1,017	14,745		---	71,611
$111k Note - May 2017	1,706	18,812		---	120,659
$357.5k Note - April 2019	6,179	95,562		---	424,290

	$19,246	$300,899	$	---	$1,336,350

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Extension and Conversion – January 2021

On January 6, 2021, the holder of the Company’s four remaining fixed rate convertible promissory notes with a face value of $1,038,500 – comprised of a $550,000 6% fixed convertible secured promissory note dated July 7, 2016 (the “$550k Note”), a $50,000 10% fixed convertible commitment fee promissory note dated July 7, 2016 (the “$50k Note”), $81,000 of principal remaining on a $111,000 10% fixed convertible secured promissory note dated May 22, 2017 (the “$111k Note”), and a $357,500 10% fixed convertible note dated April 15, 2019 (the “$357.5k Note” and together with the $550k Note, the $50k Note and the $111k Note, the “Remaining Notes”) – agreed to extend the maturity date on the Remaining Notes to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder (the “Extended Warrants”) from dates between July 2021 and March 2022 until March 2023. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified Remaining Notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $126,502 in the year ended December 31, 2021, equal to the incremental fair value of the Extended Warrants before and after the modification.

On January 14, 2021, the Company and the holder of the Remaining Notes entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 and $317,096 of accrued interest on the Remaining Notes into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell in shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the Remaining Notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, the Company recognized a loss on debt extinguishment of $5,463,492 in the year ended December 31, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable ($111,000) – May 2017

On May 22, 2017, the Company entered into a 10% fixed convertible secured promissory note with an investor with a face value of $111,000. The $111k Note and related interest was convertible into shares of common stock at the discretion of the note holder at a fixed price of $0.15 per share and was secured by all of the Company’s assets. The Company received $100,000 net proceeds from the note after an $11,000 original issue discount. At inception, the investors were also granted a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $0.75 per share. The $111k Note was scheduled to mature on January 14, 2021. On February 6, 2020, the holder of the $111k Note converted $30,000 principal on the note into 448,029 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $25,394 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted. The holder converted the remaining principal of $81,000 plus $180,129 of accrued interest into 815,787 shares of common stock on January 14, 2021.

Convertible Note Payable ($357,500) – April 2019

On April 15, 2019, the Company issued a fixed convertible note with a face value of $357,500 (the “$357.5k Note”). The $357.5k Note had an interest rate of 10%, matured on December 31, 2020, and was convertible into common stock by the holder at any time, subject to a 9.99% beneficial ownership limitation, at a fixed conversion price per share of $0.15, or 2,383,333 shares. The holder converted the full principal of $357,500 plus $72,969 of accrued interest into 2,869,795 shares on January 14, 2021.

Convertible Note Payable ($154,000) – June 2019

On June 3, 2019, the Company issued a $154,000 convertible note (the “$154k Note”). On January 8, 2020, the holder converted the remaining unpaid principal balance of $50,000 and accrued interest of $8,572 into 968,390 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $125,865 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

Convertible Note Payable ($67,925) – July 2019

On July 11, 2019, the Company issued a $67,925 convertible note (the “$67.9k Note I”). During January and February 2020, the holder converted the full principal of $67,925 and accrued interest of $3,926 into 885,847 shares of common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $55,117 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Convertible Note Payable ($142,500) – October 2019

On October 1, 2019, the Company issued a $142,500 convertible note (the “$142.5k Note”). On August 25, 2020, the holder converted the full principal of $142,500 and accrued interest of $14,250 into 2,855,191 shares of Company common stock. In connection with the conversions, the Company recognized a loss on debt extinguishment of $305,100 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

Convertible Note Payable ($128,500) – October 2019

On October 30, 2019, the Company issued a $128,500 convertible note (the “$128.5k Note”). During May and June 2020, the holder converted the full principal of $128,500 and accrued interest of $8,832 into 3,197,877 shares of Company common stock. In connection with the conversion, the Company recognized a loss on debt extinguishment of $154,248 in the year ended December 31, 2020, representing the excess of the fair value of the shares issued at conversion over the carrying value of the portion of the host instrument and the bifurcated conversion feature converted.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2021 and 2020 include the following:

	Years Ended December 31,
	2021		2020

Balance, beginning of period	$	---		$991,288
Inception of derivative financial instruments		---		211,498
Change in fair value of derivative financial instruments		---		(739,485)
Conversion or extinguishment of derivative financial instruments		---		(463,301)

Balance, end of period	$	---	$	---

Fair market value of the derivative financial instruments was measured using the following assumptions:

	Years Ended December 31,
	2021	2020

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	---	0.05% to 1.61%
Expected life range (in years)	---	0.14 to 1.00
Volatility range	---	117.48% to 144.51%
Dividend yield	---	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in the above periods, including probability assumptions related to estimated exercise behavior. The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

During 2020, the Company retired all convertible notes for which the conversion rate was adjusted based on a discount to the market price of the Company’s common stock, which gave rise to ECF-related derivative financial instruments. Accordingly, the Company had no further derivative financial instruments outstanding as of December 31, 2021 or 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

Private Placements

During the year ended December 31, 2021, the Company sold 13,161,943 shares of common stock in 53 separate private placement transactions. The Company received $4,328,725 in proceeds from the sales. In connection with these stock sales, the Company also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

During the year ended December 31, 2020, the Company sold 7,022,867 shares of common stock in 21 separate private placement transactions and received $698,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 3,511,444 five-year warrants to purchase shares of common stock at exercise price between $0.16 and $0.27 per share.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Investment Agreement Draws

During the years ended December 31, 2021 and 2020, the Company issued 3,006,098 and 5,797,348 common shares, respectively, pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $900,636 and $489,286, respectively, in net proceeds from the draws.

Shares issued to Consultants

During the years ended December 31, 2021 and 2020, the Company issued 2,998,122 and 1,114,861 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $495,246 and $206,483 in the years ended December 31, 2021 and 2020, respectively.

Common Stock Issuable

As of December 31, 2021 and 2020, the Company was obligated to issue the following shares:

	December 31, 2021		December 31, 2020
	Amount	Shares	Amount	Shares

Shares issuable to consultants, employees and directors	$282,347	719,366	$262,273	2,150,020

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2021 and 2020 are summarized as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	51,352,986	$0.17	47,056,293	$0.17
Granted during the period	22,421,026	$0.39	3,582,873	$0.20
Contractual adjustments to number of warrant shares during the period	---	$ ---	1,949,535	$0.08
Exercised during the period	(13,637,020)	$(0.18)	(1,185,715)	$(0.07)
Expired during the period	(340,000)	$(0.23)	(50,000)	$(0.40)
Outstanding at end of the period	59,796,992	$0.25	51,352,986	$0.17

Exercisable at end of the period	59,796,992	$0.25	51,352,986	$0.17

Weighted average remaining life	3.2 years		3.1 years

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2021:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	14,789,573	3.0	$0.07	14,789,573	$0.07
$0.10 to 0.24	9,474,380	2.7	$0.17	9,474,380	$0.17
$0.25 to 0.49	31,666,448	3.3	$0.31	31,666,448	$0.31
$0.50 to 1.05	3,866,591	4.1	$0.67	3,866,591	$0.67
$0.05 to 1.00	59,796,992	3.2	$0.25	59,796,992	$0.25

During the years ended December 31, 2021 and 2020, the Company issued 22,421,026 and 3,582,873 warrants, respectively, the aggregate grant date fair value of which was $5,823,476 and $231,800, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2021	2020
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	0.38% to 0.97%	0.19% to 1.59%
Expected life range (in years)	3.00 to 5.00 years	5.00 years
Volatility range	169.53% to 193.21%	119.69% to 132.19%
Dividend yield	0.00%	0.00%

In addition, specific assumptions regarding investor exercise behavior were used in 2020, including probability assumptions related to estimated exercise behavior. During the years ended December 31, 2021 and 2020, the Company recognized deemed dividends of $-0- and $328,179 related to a down round price protection feature in two separate outstanding warrants. The deemed dividend represented the incremental fair value of the warrant before and after giving consideration to the price protection feature. The warrants were exercised in full during 2020 and first quarter 2021. Following the exercise, the Company had no additional outstanding warrants with a down round provision.

During the year ended December 31, 2021, the Company received $333,750 upon the exercise of 3,065,278 warrants with exercise prices between $0.09 and $0.15. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020.

During the year ended December 31, 2020, the Company issued 927,398 common shares upon exercise of 1,185,715 warrant shares exercised using a cashless exercise feature.

Employee Equity Incentive Plans

On January 1, 2016, the Company adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP was governed by the Company’s board, or a committee that may be appointed by the board in the future. The plan expired during 2021 but allows for the prospective issuance of shares of common stock subject to vesting of awards made prior to expiration of the plan.

On September 9, 2021, the Company adopted the 2021 Employee Equity Incentive Plan (the “2021 EIP” and, together with the 2016 EIP, the “EIPs”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2021 EIP allows for the issuance of up to 20,000,000 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Amounts recognized in the financial statements with respect to the Plans are as follows:

	2021		2020
Total cost of share-based payment plans during the year		$893,979		$564,667
Amounts capitalized in deferred equity compensation		$(165,000)	$	---
Amounts charged against income for amounts previously capitalized		$13,750	$	---
Amounts charged against income, before income tax benefit		$742,729		$564,667
Amount of related income tax benefit recognized in income	$	---	$	---

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock options	Number	Price	Term (Yrs.)	Value
Outstanding at January 1, 2020	3,269,250	$0.21	7.7	$74,320
Granted during the period	60,000	$0.09
Exercised during the period	---	$ ---
Forfeited during the period	(217,500)	$(0.26)

Outstanding at December 31, 2020	3,111,750	$0.20	6.7	$40,783
Granted during the period	580,000	$0.33
Exercised during the period	(145,500)	$(0.11)
Forfeited during the period	(90,000)	$(0.19)

Outstanding at December 31, 2021	3,456,250	$0.20	6.5	$873,096

Exercisable at December 31, 2021	2,597,500	$0.20	6.1	$710,548

As of December 31, 2021, there was $128,279 of total unrecognized compensation cost related to options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $0.25 and $0.07, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020 was $157,652 and $104,841, respectively. The aggregate intrinsic value of share options exercised during the years ended December 31, 2021 and 2020 was $98,335 and $-0-, respectively. During the years ended December 31, 2021 and 2020, the Company received $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252. There were no options exercised during the year ended December 31, 2020.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

	2021	2020
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	1.47% to 1.68%	0.54% to 0.63%
Expected life range (in years)	10.0 years	10.0 years
Volatility range	170.44% to 192.25%	117.46% to 134.36%
Dividend yield	0.00%	0.00%

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the year ended December 31, 2021:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options outstanding at beginning of period	1,044,375	$0.21	1,636,250	$0.22
Granted	580,000	$0.25	60,000	$0.07
Vested	(707,500)	$(0.22)	(491,875)	$(0.21)
Forfeited	(58,125)	$(0.14)	(160,000)	$(0.21)
Nonvested options outstanding at end of period	858,750	$0.23	1,044,375	$0.21

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the year ended December 31, 2021:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested awards outstanding at beginning of period	200,000	$0.17	332,500	$0.17
Granted	1,496,861	$0.21	791,965	$0.13
Vested	(1,337,311)	$(0.19)	(836,965)	$(0.15)
Forfeited	(57,500)	$(0.16)	(87,500)	$(0.06)
Nonvested awards outstanding at end of period	302,050	$0.27	200,000	$0.17

As of December 31, 2021, there was $16,014 of total unrecognized compensation cost related to stock grants made under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant-date fair value of share grants made during the years ended December 31, 2021 and 2020 was $0.21 per share and $0.13 per share, respectively. The aggregate fair value of share grants that vested during the years ended December 31, 2021 and 2020 was $135,805 and $121,616, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During the year ended December 31, 2021, the Company made certain stock grants from the 2021 Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument.” Amortization of the asset in the years ended December 31, 2021 and 2020 was $13,750 and $-0-, respectively. The liability will be relieved to equity when shares are issued pursuant to prescribed vesting events.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 17 – CONTINGENT ACQUISITION CONSIDERATION

Contingent acquisition consideration as of December 31, 2021 and 2020 was comprised of the following:

	December 31,
	2021	2020

Fair value of HCFM contingent acquisition consideration	$172,124	$301,236
Fair value of CHM contingent acquisition consideration	276,529	682,661
Fair value of MOD contingent acquisition consideration	737,037	516,543
Total contingent acquisition consideration	1,185,690	1,500,440
Less: long term portion	(782,224)	(798,479)
Contingent acquisition consideration, current portion	$403,466	$701,961

Contingent acquisition consideration relates to future earn-out payments potentially payable related to the Company’s acquisitions of HCFM, CHM and MOD. The terms of the earn-outs related to each acquisition require the Company to pay the former owners additional acquisition consideration for the achievement of prescribed revenue and/or earnings targets for performance of the underlying business for up to four years after the respective acquisition date. Contingent acquisition consideration for each entity is recorded at fair value using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.” Gain (loss) from the change in fair value of contingent acquisition consideration was ($373,656) and $75,952 during the years ended December 31, 2021 and 2020, respectively.

Maturities of contingent acquisition consideration were as follows as of December 31, 2021:

2022	$403,466
2023	391,486
2024	390,738
$1,185,690

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 18 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On August 24, 2020, the Company entered into a settlement agreement in response to a complaint filed by Delaney Equity Group LLC seeking unpaid fees from a 2015 Advisor, Consulting and Investment Banking Agreement. Pursuant to the terms of the settlement, the Company agreed to make cash payments totaling $75,000 over a six-month period. The $75,000 was paid in full.

Leases

Maturities of operating lease liabilities were as follows as of December 31, 2021:

2022	$383,619
2023	273,844
Total lease payments	657,463
Less interest	(129,272)
Present value of lease liabilities	$528,191

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 18 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 1, 2018, the Company entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors. If Mr. O’Leary’s employment is terminated by the Company (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary for a period of six months beginning on the date of termination. The agreement expires on June 30, 2022. In addition to a base salary, the agreement provided Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants.

On May 18, 2020, the Company entered into separate 4-year consulting services agreements with each of the two principals of the ACO/MSO business acquired in May 2020 that call for each person to earn fixed annual consulting fees and a share of Medicare shared savings revenue, consulting revenue and overall profits generated by the underlying business.

NOTE 19 – INCOME TAXES

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

The components of earnings before income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Loss before income taxes
Domestic	$(10,412,600)	$(5,755,300)
Foreign	---	---
Total loss before income taxes	$(10,412,600)	$(5,755,300)

Income tax provision (benefit) consists of the following for the years ended December 31, 2021 and 2020:

Years Ended December 31,
	2021		2020
Income tax provision (benefit)
Current
Federal	$	---	$	---
State		---		---
Foreign		---		---
Total current		---		---
Deferred
Federal		---		---
State		---		---
Foreign		---		---
Total deferred		---		---

Total income tax provision (benefit)	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 19 – INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Years Ended December 31,
	2021		2020
Rate Reconciliation
Expected tax at statutory rate		$(2,186,700)		$(1,208,600)
Permanent differences		1,041,000		354,200
State income tax, net of federal benefit		(192,100)		(143,300)
State rate change - federal impact		---		---
State rate change adjustment		---		---
Foreign taxes at rate different than US taxes		---		---
Current year change in valuation allowance		320,900		997,700
Prior year true-ups		1,016,900		---

Income tax provision (benefit)	$	---	$	---

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Years Ended December 31,
	2021		2020
Deferred Tax Assets (Liabilities) Detail
Net operating loss deferred tax asset		$4,882,000		$4,839,900
Gain from change in fair value of derivative financial instruments		(176,600)		(181,300)
Gain from change in fair value of contingent acquisition consideration		73,000		(18,600)
Loss from change in fair value of debt		93,600		93,600
Right of use lease asset		(129,200)		---
Lease liability		129,500		---
Stock compensation		182,100		---
Deferred tax assets (liabilities)		5,054,400		4,733,600
Valuation allowance		(5,054,400)		(4,733,600)
Net deferred tax assets (liabilities)	$	---	$	---

As of December 31, 2021 and 2020, the Company had available for income tax purposes approximately $19.9 million and $15.6 million respectively in federal and state net operating loss carry forwards, which may be available to offset future taxable income, of which $2.5 million expire in 2026 through 2027 and $17.4 million carry forward indefinitely. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2021. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on the accrual basis.

The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2021 and 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 20 – SEGMENT REPORTING

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

Segment information for the year ended December 31, 2021 was as follows:

	Year Ended December 31, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$5,764,186	$	---	$	---	$	---	$5,764,186
Medicare shared savings revenue		---		---		2,419,312		---	2,419,312
Consulting and event revenue		---		14,883		281,549		---	296,432
Product revenue		---		---		---		718,062	718,062
Total revenue		5,764,186		14,883		2,700,861		718,062	9,197,992

Operating Expenses
Practice salaries and benefits		3,114,991		---		---		---	3,114,991
Other practice operating expenses		2,349,279		---		---		---	2,349,279
Medicare shared savings expenses		---		---		2,413,205		---	2,413,205
Cost of product revenue		---		---		---		606,521	606,521
Selling, general and administrative expenses		---		4,681,448		---		248,220	4,929,668
Depreciation and amortization		109,689		4,567		---		713,440	827,696
Total Operating Expenses		5,573,959		4,686,015		2,413,205		1,568,181	14,241,360

Income (loss) from operations		$190,227		$(4,671,132)		$287,656		$(850,119)	$(5,043,368)

Other Segment Information
Interest expense (income)		$7,976		$11,268	$	---		$(100)	$19,144
Loss (gain) on extinguishment of debt		$(502,959)		$5,471,884	$	---		$(11,757)	$4,957,168
Change in fair value of debt	$	---		$19,246	$	---	$	---	$19,246
Change in fair value of contingent acquisition consideration	$	---		$373,656	$	---	$	---	$373,656
		December 31, 2021
Identifiable assets		$2,152,533		$3,450,332		$1,167,965		$2,775,621	$9,546,451
Goodwill	$	---	$	---		$381,856		$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 20 – SEGMENT REPORTING (CONTINUED)

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

The Digital Healthcare made intercompany sales of $943 and $5,251 in the years ended December 31, 2021 and 2020, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $48,697 and $-0- in the years ended December 31, 2021 and 2020, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The Company measures certain financial instruments at fair value on a recurring basis, including certain convertible notes payable and related party loans which were extinguished and reissued and are therefore subject to fair value measurement, derivative financial instruments arising from conversion features embedded in convertible promissory notes for which the conversion rate was not fixed, and equity-class. All financial instruments carried at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2021 and 2020:

	As of December 31, 2021
	Level 1		Level 2		Level 3	Total
Liability-classified equity instruments	$	---	$	---	$162,500	$162,500
Contingent acquisition consideration		---		---	1,185,690	1,185,690

Total	$	---	$	---	$1,348,190	$1,348,190

	As of December 31, 2020
	Level 1		Level 2		Level 3	Total
Convertible notes payable	$	---	$	---	$1,336,350	$1,336,350
Contingent acquisition consideration		---		---	1,500,440	1,500,440

Total	$	---	$	---	$2,836,790	$2,836,790

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020

Convertible notes payable	$(19,246)	$(300,899)
Notes payable to related party	---	(80,936)
Derivative financial instruments	---	739,485
Contingent acquisition consideration	(373,656)	75,952

Total	$(392,902)	$433,602

NOTE 22 – SUBSEQUENT EVENTS

On March 16, 2022, the Company received a 6-month deferment of principal and interest payments on its $450,000 SBA loans. Installment payments are now scheduled to begin in December 2022.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Positions with the Company
Michael Dent, MD	57	Chief Executive Officer and Chairman of the Board of Directors
George O’Leary	59	Chief Financial Officer and Director
Robert Mino	46	Director
Robert Gasparini	67	Director
Heather Monahan	47	Director
Daniel Hall	49	Director

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

Daniel Hall, Director. Mr. Hall began his career performing a wide variety of accounting services for a wholly owned subsidiary of ConAgra. In 1995, Mr. Hall transitioned into the medical device industry when he began working for Arthrex, Inc., a world leader in orthopedic surgical device design, research, manufacturing and medical education. He has held various positions of increasing responsibility culminating in his current role as Vice-President of Shareholder Relations and Taxation, where he is responsible for the global enterprise’s treasury, investment, financial audit, tax strategy/compliance, and corporate structuring activities. In addition to his role with Arthrex, Mr. Hall is also Vice-President of Krisdan Management, Inc. a Single-Family Office. In this capacity, he is responsible for ultra-high net worth tax planning, strategy and compliance, as well as trust and estate planning, investment oversight, philanthropy and financial reporting. Mr. Hall earned a BS in Business Administration and Accounting from North Dakota State University. Mr. Hall is also Florida registered Certified Public Accountant and a member of both the American Institute of Certified Public Accountants (AICPA) and the Florida Institute of Certified Public Accountants (FICPA).

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

Board Committees

We do not have a standing audit committee. Our full board of directors performs the functions usually designated to an audit committee. While Mr. O’Leary qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, he does not qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by NASDAQ Rules. Moreover, none of Mr. Mino, Mr. Gasparini nor Ms. Monahan qualifies as an “audit committee financial expert.” We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date. If and when we generate increased revenue and positive cash flow in the future, we intend to form a standing audit committee and identify and appoint an independent financial expert to serve on our audit committee.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2021, all such forms were filed in a timely fashion.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to adopt one as we further develop our infrastructure and business.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2021 and 2020:

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (2)	Compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2021	35,000	---	1,525	---	---	36,525
(Chief Executive Officer)	2020	35,000	---	---	---	---	35,000

George O’Leary	2021	200,000	21,500	66,025	92,975	---	380,500
(Chief Financial Officer)	2020	193,973	---	18,496	---	---	212,469

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. O’Leary include 105,000 shares granted in 2021 pursuant to Mr. O’Leary’s Extension Letter Agreement and a bonus grant and 172,115 shares granted in 2020 pursuant to Mr. O’Leary’s Extension Letter Agreement and as compensation for a pay cut taken during the early portion of the COVID-19 outbreak. Stock awards for Dr. Dent include 5,000 shares granted in 2021 pursuant to a bonus grant.
(2)	Reflects the grant date fair values of stock options. Option awards for Mr. O’Leary in 2021 include a 10-year option to purchase 500,000 shares of Company common stock at an exercise price of $0.2675 that vested 50% on grant and the balance equally on each anniversary date for three years thereafter.

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

On July 1, 2018, we entered into an employment agreement with Mr. George O’Leary, our Chief Financial Officer and a member of our Board of Directors. Mr. O’Leary’s employment agreement provides for an annual base salary of $200,000. Mr. O’Leary is also eligible to receive performance-based cash bonuses, stock grants, and stock option grants. In connection with the agreement, Mr. O’Leary was also granted (i) 100,000 shares our common stock on each as of July 1, 2018, 2019, 2020 and 2021, and (ii) a 10-year option to purchase 1,200,000 shares of Company common stock at an exercise price of $0.31, of which 150,000 vested on July 1, 2019, 450,000 vest monthly from July 1, 2019 to July 1, 2022 and 600,000 vest based on specified performance measures related to the Company’s fiscal years 2018 through 2021. Mr. O’Leary’s employment agreement expires on June 30, 2022. If Mr. O’Leary’s employment is terminated by us (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary for a period of six months beginning on the date of termination.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options that have not vested as of December 31, 2021 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	750,000	---	---	$0.08	7/1/2026
(Chief Executive Officer)

George O’Leary	400,000	---	---	$0.08	7/1/2026
(Chief Financial Officer)	825,000	225,000	225,000	$0.31	6/30/2028
	250,000	250,000	250,000	$0.2675	11/22/2031

On January 1, 2016, our board adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by our employees. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of our common stock to employees, which may have be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP was governed by our board, or a committee be appointed by the board. The plan expired during 2021 but allows for the prospective issuance of additional shares of common stock upon the vesting or exercise of awards made prior to expiration of the plan.

On September 9, 2021, our board adopted the 2021 Employee Equity Incentive Plan (the “2021 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2021 EIP was approved by a majority of our shareholders pursuant to a written resolution on September 13, 2021. The 2021 EIP allows for the issuance of up to 20,000,000 shares of our common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by our board, or a committee that may be appointed by our board in the future.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2021 and 2020, we had 399,912 and 655,925 shares, respectively, issuable to our directors under such compensation arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2022 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 1265 Creekside Parkway, Suite 302, Naples, Florida 34108. As of March 29, 2022, we had 238,033,117 common shares and 2,750,000 Series B Preferred shares issued and outstanding.

	Number of Common Shares (1)	Percent of Class (Common Stock)(2)	Number of Series B Preferred Shares	Percent of Class (Series B Preferred Stock) (3)	Total Percentage Held (Common and Series B Preferred) (4)
Dr. Michael Dent, Chief Executive Officer and Chairman (5)	95,542,717	38.43%	2,750,000	100.00%	70.77%
George O’Leary, Chief Financial Officer, Chief Operating Officer and Director (6)	5,471,828	2.28%	---	---	1.06%
Robert Gasparini, Director (7)	2,025,117	*	---	---	*
Robert Mino, Director (8)	697,649	*	---	---	*
Heather Monahan, Director (9)	199,957	*	---	---	---
Daniel Hall, Director (10)	199,957	*	---	---	---
All officers and directors as a group (6 persons)	104,137,225	41.58%	2,750,000	100.00%	72.15%
5% Stockholders:
Iconic Holdings, LLC (11)	23,779,508	9.99%	---	---	6.15%

*	less than 1%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Based on 238,033,117 shares of common stock issued and outstanding as of March 29, 2022.
(3)	Based on 2,750,000 shares of Series B Preferred stock issued and outstanding as of March 29, 2022.
(4)	Reflects total percentage of combined voting power based on 100 votes per share of Series B Preferred stock outstanding.
(5)	Beneficial ownership of common shares includes (i) 2,960,640 shares of common stock held by Dr. Dent directly, (ii) 81,996,472 shares of common stock held in the name of Mary S. Dent Gifting Trust, (iii) 9,835,605 shares of common stock issuable upon exercise of warrants, and (iv) 750,000 vested employee stock options. Beneficial ownership of Series B preferred shares includes 2,750,000 shares of Series B Preferred Shares held in the name of the Michael Thomas Dent Declaration of Trust that are convertible into 13,750,000 shares of common stock any time after December 31, 2022 and that have that number of votes equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), or the equivalent of 275,000,000 votes.
(6)

Includes (i) 3,188,781 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, (ii) 479,115 shares of common stock held by George O’Leary directly, (iii) 191,432 shares of common stock held by Mr. O’Leary’s spouse, (iv) 75,000 shares of common stock issuable upon exercise of warrants held by Mr. O’Leary’s spouse, and (v) 1,537,500 vested employee stock options. Excludes 412,500 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 29, 2022.

(7)	Includes 1,779,782 shares of common stock held by Mr. Gasparini and his spouse, 126,666 shares of common stock issuable upon exercise of warrants, and 118,669 vested stock grants subject to issuance. Excludes 37,384 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 29, 2022.
(8)	Includes 482,551 shares of common stock held by Mr. Mino, 96,429 shares of common stock issuable upon exercise of warrants, and 118,669 vested stock grants subject to issuance. Excludes 37,384 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 29, 2022.
(9)	Includes 81,288 shares of common stock held by Ms. Monahan and 118,669 vested stock grants subject to issuance. Excludes 37,384 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 29, 2022.
(10)	Includes 81,288 shares of common stock held by Mr. Hall and 118,669 vested stock grants subject to issuance. Excludes 37,384 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 29, 2022.
(11)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes up to 23,779,508 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation. Does not include up to 7,760,573 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation.

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

Notes and Other Amounts Payable to Dr. Michael Dent

Amounts due to related parties as of December 31, 2021 and 2020 were comprised of deferred compensation in the amount of $300,600.

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

During the years ended December 31, 2021 and 2020, the Company paid Dr. Dent’s spouse $145,192 and $132,864, respectively, in consulting fees pursuant to a consulting agreement.

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

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2021 and 2020, we had 399,912 and 655,925 shares issuable to our directors under such compensation arrangements. During the years end December 31, 2021 and 2020, we issued 806,504 and -0- shares pursuant to such compensation arrangements.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2021 and 2020, our independent registered public accounting firm RBSM LLP billed us a total of $109,037 and $64,377, respectively, related to interim reviews and annual audits of our financial statements, $7,500 and $7,500, respectively, related to auditor consents and registration statements reviews, and $-0- and $60,246, respectively, related to the audit of our acquired subsidiaries NCFM, CHM and MOD. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our board of directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	First Amendment to Agreement and Plan of Merger, dated May 18, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020)
2.2	Agreement and Plan of Merger by and among the Company, MOD FL, LLC, a Florida limited liability company and wholly owned subsidiary of Buyer (“Merger Sub”), MedOfficeDirect L.L.C. (the “MOD”) and certain of the members of MOD (Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on October 21, 2020)
3.4	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 20, 2021 )
3.5	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.3*	Description of our Common Stock
4.4	Warrant made to Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
4.5	Form of Warrant made to DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021)
10.1	Agreement, by and between the Company and Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.2	Form of Subscription Agreement, by and between the Company and DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 2, 2021)
10.3	Form of Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
10.4	Engagement Letter with H.C. Wainwright & Co. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
21.1*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	-	Provided herewith

Item 16. Form 10–K Summary

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022

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

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and	March 31, 2022
Michael Dent	Chairman of the Board of Directors (Principal Executive Officer)

/s/ George O’Leary	Chief Financial Officer and Director	March 31, 2022
George O’Leary	(Principal Financial and Accounting Officer)

/s/ Robert P. Mino	Director	March 31, 2022
Robert P. Mino

/s/ Robert Gasparini	Director	March 31, 2022
Robert Gasparini

/s/ Heather Monahan	Director	March 31, 2022
Heather Monahan

/s/ Daniel Hall	Director	March 31, 2022
Daniel Hall