Form 10-Q
period 2022-03-31
HealthLynked Corp
filed 2022-05-16
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 238,983,761 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash	$1,926,714	$3,291,646
Accounts receivable, net of allowance for doubtful accounts of $13,972 and $13,972 as of March 31, 2022 and December 31, 2021, respectively	78,127	86,287
Inventory	155,153	134,930
Prepaid expenses and other	85,695	137,630
Total Current Assets	2,245,689	3,650,493

Property, plant and equipment, net of accumulated depreciation of $308,480 and $283,512 as of March 31, 2022 and December 31, 2021, respectively	347,528	350,482
Intangible assets, net of accumulated amortization of $1,052,338 and $873,417 as of March 31, 2022 and December 31, 2021, respectively	4,701,200	4,880,121
Goodwill	1,148,105	1,148,105
Right of use lease assets	499,144	526,730
Deferred equity compensation and deposits	130,188	138,625

Total Assets	$9,071,854	$10,694,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$760,390	$790,843
Contract liabilities	33,348	72,838
Lease liability, current portion	294,442	288,966
Due to related party, current portion	300,600	300,600
Liability-classified equity instruments, current portion	35,625	61,250
Contingent acquisition consideration, current portion	317,757	403,466
Total Current Liabilities	1,742,162	1,917,963

Long-Term Liabilities
Government and vendor notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	101,250	101,250
Contingent acquisition consideration, long term portion	429,611	782,224
Lease liability, long term portion	204,762	239,225

Total Liabilities	2,927,785	3,490,662

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 238,033,117 and 237,893,473 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	23,803	23,789
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 938,191 and 719,366 shares as of March 31, 2022 and December 31, 2021, respectively	318,040	282,347
Additional paid-in capital	39,172,788	39,100,197
Accumulated deficit	(33,373,312)	(32,205,189)
Total Shareholders’ Equity	6,144,069	7,203,894

Total Liabilities and Shareholders’ Equity	$9,071,854	$10,694,556

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue
Patient service revenue, net	$1,375,685	$1,514,376
Subscription, consulting and event revenue	84,218	87,655
Product revenue	146,969	182,663
Total revenue	1,606,872	1,784,694

Operating Expenses and Costs
Practice salaries and benefits	718,073	663,937
Other practice operating expenses	562,651	730,784
Medicare shared savings expenses	227,729	211,507
Cost of product revenue	160,811	168,596
Selling, general and administrative expenses	1,335,140	1,366,137
Depreciation and amortization	203,890	211,658
Total Operating Expenses and Costs	3,208,294	3,352,619

Loss from operations	(1,601,422)	(1,567,925)

Other Income (Expenses)
Loss on extinguishment of debt	—	(5,589,994)
Change in fair value of debt	—	(19,246)
Change in fair value of contingent acquisition consideration	438,322	(635,700)
Interest expense	(5,023)	(10,588)
Total other income (expenses)	433,299	(6,255,528)

Net loss before provision for income taxes	(1,168,123)	(7,823,453)

Provision for income taxes	—	—

Net loss	$(1,168,123)	$(7,823,453)

Deemed dividend - amortization of beneficial conversion feature and down round adjustment to warrants	(88,393)	(88,393)

Net loss to common shareholders	$(1,256,516)	$(7,911,846)

Net loss per share to common shareholders, basic and diluted:
Basic	$(0.01)	$(0.04)
Fully diluted	$(0.01)	$(0.04)

Weighted average number of common shares:
Basic	238,008,478	213,279,052
Fully diluted	238,008,478	213,279,052

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	Number of Shares				Common	Additional		Total Shareholders’
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	(Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Consultant and director fees payable with common shares and warrants	5,250	—	1	—	73,470	8,044	—	81,515
Shares and options issued to employees	133,000	—	13	—	(37,777)	64,547	—	26,783
Exercise of stock options	1,394	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,168,123)	(1,168,123)

Balance at March 31, 2022	238,033,117	2,750,000	23,803	2,750	318,040	39,172,788	(33,373,312)	6,144,069

Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	14,793,864	—	1,479	—		2,981,367	—	2,982,846
Fair value of warrants allocated to proceeds of common stock	—	—	—	—		1,406,515	—	1,406,515
Conversion of convertible notes payable to common stock	13,538,494	—	1,354	—		4,060,194	—	4,061,548
Fair value of warrants issued in connection with conversion and retirement of convertible notes payable	—	—	—	—	—	3,201,138	—	3,201,138
Fair value of warrants issued for professional services	—	—	—	—	—	32,426	—	32,426
Consultant and director fees payable with common shares and warrants	475,000	—	48	—	114,500	122,781	—	237,329
Shares and options issued pursuant to employee equity incentive plan	240,310	—	24	—	(14,956)	52,337	—	37,405
Exercise of stock warrants	9,047,332	—	905	—	62,500	613,316	—	676,721
Exercise of stock options	12,500	—	1	—		3,149	—	3,150
Net loss	—	—	—	—	—	—	(7,823,453)	(7,823,453)

Balance at March 31, 2021	226,075,381	2,750,000	22,608	2,750	424,317	35,324,321	(29,608,363)	6,165,633

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,168,123)	$(7,823,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,890	211,658
Stock based compensation, including amortization of deferred equity compensation	116,735	307,160
Loss on extinguishment of debt	—	5,589,994
Change in fair value of debt	—	19,246
Change in fair value of contingent acquisition consideration	(438,322)	635,700
Changes in operating assets and liabilities:
Accounts receivable	8,160	(38,152)
Inventory	(20,223)	(16,202)
Prepaid expenses and deposits	26,310	4,032
ROU lease assets	33,309	24,234
Accounts payable and accrued expenses	(30,455)	(83,854)
Lease liability	(34,710)	(24,956)
Contract liabilities	(39,489)	(22,366)
Net cash used in operating activities	(1,342,918)	(1,216,959)

Cash Flows from Investing Activities
Acquisition of property and equipment	(22,014)	(7,399)
Net cash used in investing activities	(22,014)	(7,399)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	4,389,361
Proceeds from exercise of options and warrants	—	65,650
Repayment of vendor loans payable	—	(51,109)
Net cash provided by financing activities	—	4,403,902

Net increase (decrease) in cash	(1,364,932)	3,179,544
Cash, beginning of period	3,291,646	162,184

Cash, end of period	$1,926,714	$3,341,728

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$232
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period	$37,778	$66,161
Incremental fair value of warrants modified to extend maturity date of convertible notes payable	$—	$126,502
Conversion of convertible note payable to common shares	$—	$4,061,549
Fair value of warrants issued in connection with conversion of convertible notes payable	$—	$3,074,637
Accrued liabilities relieved upon cashless exercise of warrants	$—	$614,221
Fair value of liability-classified equity instruments cancelled (net of earned)	$25,625	$—

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on March 31, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM and BTG are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $22,461 and $42,530 as of March 31, 2022 and December 31, 2021, respectively.

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. Based on the ACO operating agreements, the Company bears all costs of the ACO operations until revenue is recognized. At that point, the Company shares in up to 100% of the revenue to recover its costs incurred. Because of the timing of recognition of Medicare shared savings revenue, no Medicare shared savings revenue was recognized in the three months ended March 31, 2022 and 2021.

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $-0- and $25,000 as of March 31, 2022 and December 31, 2021, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $10,887 and $5,308 as of March 31, 2022 and December 31, 2021, respectively. There were no contract assets as of March 31, 2022 or December 31, 2021.

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $9,526 and $14,834 and as of March 31, 2022 and December 31, 2021, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $33,348 and $72,838 as of March 31, 2022 and December 31, 2021, respectively.

Provider shared savings expense

Provider shared savings expense represents payments made to the ACO’s participating providers. The pool of provider shared savings expense paid to all participating providers, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management. Shared Savings expense is recognized in the period in which the size of the payment pool is determined, which typically corresponds to the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year. Because of the timing of recognition of Medicare shared savings revenue, there was no Medicare shared savings revenue or related provider shared savings expense recognized in the three months ended March 31, 2022 and 2021.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2022 and December 31, 2021, the Company had $1,666,580 and $2,957,040 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of March 31, 2022 and December 31, 2021, the Company’s gross patient services accounts receivable were $174,493 and $193,363, respectively, and net patient services accounts receivable were $76,890 and $86,287, respectively, based upon net reporting of accounts receivable. As of March 31, 2022 and December 31, 2021, the Company’s allowance of doubtful accounts was $13,972 and $13,972, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 7 for more complete details on balances as of the reporting periods presented herein. The adoption had no material impact on cash provided by or used in operating, investing or financing activities on the Company’s consolidated statements of cash flows.

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three months ended March 31, 2022 and 2021.

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

MARCH 31, 2022

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes a binomial lattice option pricing model to estimate the fair value of options, warrants, beneficial conversion features and other Level 3 financial assets and liabilities. The Company believes that the binomial lattice model results in the best estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fairly value these instruments and, unlike less sophisticated models like the Black-Scholes model, it also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three months ended March 31, 2022 and 2021, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2022 and 2021, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2022 and December 31, 2021, potentially dilutive securities were comprised of (i) 59,366,992 and 59,796,992 warrants outstanding, respectively, (ii) 3,306,250 and 3,456,250 stock options outstanding, respectively, (iii) 232,036 and 302,050 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (iv) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. The Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period, or at the date of issuance, if there is not a service period. Certain of the Company’s warrants include a so-called down round provision. The Company accounts for such provisions pursuant to ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which calls for the recognition of a deemed dividend in the amount of the incremental fair value of the warrant due to the down round when triggered, warrants granted in connection with ongoing arrangements are more fully described in Note 13, Shareholders’ Equity.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements. The Company adopted this standard for the year ended December 31, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 16, 2022). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 16, 2023.

The Company is subject to a number of risks, including uncertainty related to product development and generation of revenues and positive cash flow from its Digital Healthcare division and a dependence on outside sources of capital. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and cash outflows from operating activities since inception. As of March 31, 2022, the Company had cash balances of $1,926,714, working capital of $503,527 and an accumulated deficit of $33,373,312. For the three months ended March 31, 2022, the Company had a net loss of $1,168,123, net cash used by operating activities of $1,342,918, and no cash provided by financing activities. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued.

On April 20, 2021, the Company filed a shelf registration statement on form S-3 that was declared effective by the Securities and Exchange Commission on April 26, 2021 (the “Shelf Registration”). The Shelf Registration registered for resale up to $50,000,000 of the Company’s common stock. During August 2021, the Company sold 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share pursuant to the Shelf Registration, generating gross proceeds of $2,000,000. The Company may still make sales of common stock up to an additional $48,000,000 under the Shelf Registration. Management intends to alleviate the conditions described above by raising additional capital from the Shelf Registration. However, there is no assurance that management’s plans will be successful. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

Without raising additional capital, either via the Shelf Registration or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through May 16, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 4 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Insurance prepayments	$17,733	$25,020
Other expense prepayments	31,837	50,860
Rent deposits	49,125	49,125
Deferred equity compensation	117,188	151,250
Total prepaid expenses and other	215,883	276,255
Less: long term portion	(130,188)	(138,625)
Prepaid expenses and other, current portion	$85,695	$137,630

Deferred equity compensation reflects common stock grants made in 2021 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. Amortization in the three months ended March 31, 2022 and 2021 was $9,063 and $-0-, respectively. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Medical equipment	$493,854	$484,126
Furniture, office equipment and leasehold improvements	162,154	149,868

Total property, plant and equipment	656,008	633,994
Less: accumulated depreciation	(308,480)	(283,512)

Property, plant and equipment, net	$347,528	$350,482

Depreciation expense during the three months ended March 31, 2022 and 2021 was $24,969 and $26,896, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(1,052,338)	(873,417)

Intangible assets, net	$4,701,200	$4,880,121

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

Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of CHM and MOD and amounts to $1,148,105 as of March 31, 2022 and December 31, 2021.

Amortization expense in the three months ended March 31, 2022 and 2021 was $178,921 and $184,762, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three months ended March 31, 2022 and 2021.

NOTE 7 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM and BTG practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2023, May 2022, March 2023, November 2023, November 2023 and January 2027, respectively. As of March 31, 2022, the Company’s weighted-average remaining lease term relating to its operating leases was 1.9 years, with a weighted-average discount rate of 18.39%.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Lease assets	$499,144	$526,730

Lease liabilities
Lease liabilities (short term)	$294,442	$288,966
Lease liabilities (long term)	204,762	239,225
Total lease liabilities	$499,204	$528,191

Lease expense was $101,394 and $65,511 in the three months ended March 31, 2022 and 2021, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7 – LEASES (CONTINUED)

Maturities of operating lease liabilities were as follows as of March 31, 2022:

2022 (April to December)	$284,905
2023	285,721
2024	11,877
2025	11,877
2026	11,877
2027	990
Total lease payments	607,247
Less interest	(108,043)
Present value of lease liabilities	$499,204

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Trade accounts payable	$356,832	$306,220
Accrued payroll liabilities	66,282	172,500
Accrued operating expenses	286,345	265,411
Accrued interest	50,931	46,712
	$760,390	$790,843

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Patient services paid but not provided	$22,461	$42,530
Consulting services paid but not provided	—	25,000
Unshipped products	10,887	5,308
	$33,348	$72,838

Contract liabilities relate to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date, physical therapy services purchased as a prepaid bundle for which services have not yet been provided, and MOD products that have been ordered and paid for by the customer, but which have not been shipped as of the measurement date. The Company typically satisfies its performance obligations related to such contracts upon completion of service or shipment of product. Payment is typically made in the period prior to the services being provided.

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2022 and December 31, 2021 were comprised of deferred compensation payable to the Company’s founder and CEO, Dr. Michael Dent, in the amount of $300,600.

During the three months ended March 31, 2022 and 2021, the Company paid Dr. Dent’s spouse $22,308 and $33,462, respectively, in consulting fees pursuant to a consulting agreement.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 11 – GOVERNMENT AND VENDOR NOTES PAYABLE

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

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 30 months from the inception date. Installment payments are now scheduled to begin in December 2022.

In connection with the October 19, 2020 acquisition of MOD, the Company acquired a note payable to MOD’s primary product vendor with a remaining principal balance of $79,002 as of the acquisition date and $51,109 as of December 31, 2020. The vendor note was paid in full during the first quarter of 2021.

Interest accrued on government and vendor notes payable as of March 31, 2022 and December 31, 2021 was $28,942 and $24,723, respectively. Interest expense on the loans was $4,219 and $7,605 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

The Company had no convertible notes payable as of March 31, 2022 or December 31, 2021.

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

Prior to conversion, the Remaining Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value during the three months ended March 31, 2022 and 2021 were $-0- and $19,246, respectively.

Interest expense on convertible notes outstanding during the three months ended March 31, 2022 and 2021 was $-0- and $4,372, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY

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

Investment Agreement Draws

During the three months ended March 31, 2021, the Company issued 3,006,098 common shares pursuant to draws made by the Company under the Investment Agreement and received an aggregate of $900,636 in net proceeds from the draws.

Shares issued to Consultants

During the three months ended March 31, 2022 and 2021, the Company issued 5,250 and 475,000 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $8,044 and $122,829 in the three months ended March 31, 2022 and 2021, respectively.

Common Stock Issuable

As of March 31, 2022 and December 31, 2021, the Company was obligated to issue the following shares:

	March 31, 2022		December 31, 2020
	Amount	Shares	Amount	Shares

Shares issuable to consultants, employees and directors	$318,040	938,191	282,347	719,366

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2022 and 2021 are summarized as follows:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	59,796,992	$0.25	51,352,986	$0.14
Granted during the period	—	$0.00	19,585,790	$0.34
Exercised during the period	—	$0.00	(11,196,742)	$(0.06)
Expired during the period	(430,000)	$(0.44)	—	$—
Outstanding at end of the period	59,366,992	$0.25	59,742,034	$0.22

Exercisable at end of the period	59,366,992	$0.25	59,742,034	$0.22

Weighted average remaining life	3.0 years		3.7 years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2022:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	14,789,573	2.8	$0.07	14,789,573	$0.07
$0.10 to 0.24	9,474,380	2.5	$0.17	9,474,380	$0.17
$0.25 to 0.49	31,486,448	3.1	$0.31	31,486,448	$0.31
$0.50 to 1.05	3,616,591	4.1	$0.69	3,616,591	$0.69
$0.05 to 1.00	59,366,992	3.0	$0.25	59,366,992	$0.25

During the three months ended March 31, 2022 and 2021, the Company issued -0- and 19,585,790 warrants, respectively, the aggregate grant date fair value of which was $-0- and $4,496,555, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	No warrants issued	Binomial Lattice
Risk free rate range	No warrants issued	0.38% to 0.86%
Expected life range (in years)	No warrants issued	3.00 to 5.00 years
Volatility range	No warrants issued	170.58% to 193.21%
Dividend yield	No warrants issued	0.00%

There were no warrants exercised during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company received $62,500 upon the exercise of 625,000 warrants with an exercise price of $0.10. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes in amounts totaling $614,221 that had been accrued in 2020.

Employee Equity Incentive Plans

On January 1, 2016, the Company adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of the Company’s common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. The 2016 EIP expired during 2021 but allows for the prospective issuance of shares of common stock subject to vesting of awards made prior to expiration of the 2016 EIP.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Amounts recognized in the financial statements with respect to the EIPs in the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
Total cost of share-based payment plans during the period	$100,422	$307,160
Amounts capitalized in deferred equity compensation during period	$—	$—
Amounts charged against income for amounts previously capitalized	$8,438	$—
Amounts charged against income, before income tax benefit	$108,860	$307,160
Amount of related income tax benefit recognized in income	$—	$—

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the three months ended March 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	3,456,250	$0.23	3,111,750	$0.20
Granted during the period	—	$—	—	$—
Exercised during the period	(12,500)	$(0.26)	(12,500)	$(0.25)
Forfeited during the period	(137,500)	$(0.35)	(32,500)	$(0.16)
Outstanding at end of period	3,306,250	$0.22	3,066,750	$0.20

Options exercisable at period-end	2,535,000	$0.20	2,276,750	$0.17

As of March 31, 2022, there was $108,313 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $2,627 and $46,746, respectively. The aggregate intrinsic value of share options exercised during the three months ended March 31, 2022 and 2021 was $388 and $9,725, respectively. During the three months ended March 31, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. During the three months ended March 31, 2021, the Company received $3,150 upon the exercise of 12,500 options with an exercise price of $0.252.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. No options were granted during the three months ended March 31, 2022 and 2021. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the three months ended March 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	858,750	$0.23	1,044,375	$0.21
Granted	—	$—	—	$—
Vested	(12,500)	$(0.21)	(225,000)	$(0.21)
Forfeited	(75,000)	$(0.32)	(29,375)	$(0.12)
Nonvested options at end of period	771,250	$0.22	790,000	$0.22

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the three months ended March 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	302,050	$0.07	200,000	$0.17
Granted	157,454	$0.19	87,500	$0.11
Vested	(122,514)	$(0.12)	(87,500)	$(0.12)
Forfeited	(104,954)	$(0.19)	—	$—
Nonvested grants at end of period	232,036	$0.07	200,000	$0.17

As of December 31, 2021, there was $33,618 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 0.2 years. The weighted-average grant-date fair value of share grants made during the three months ended March 31, 2022 and 2021 was $0.19 per share and $0.11 per share, respectively. The aggregate fair value of share grants that vested during the three months ended March 31, 2022 and 2021 was $15,138 and $10,810, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument.” During the three months ended March 31, 2022, the Company replaced certain variable share contracts with a new fixed share compensation structure. As a result, the Company de-recognized $25,000 of deferred stock compensation and liability-classified equity instruments. Amortization of the remaining deferred stock compensation assets in the three months ended March 31, 2022 and 2021 was $9,063 and $-0-, respectively. The liability will be converted to equity when shares are issued pursuant to prescribed vesting events.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 14 – CONTINGENT ACQUISITION CONSIDERATION

Contingent acquisition consideration relates to future earn-out payments potentially payable related to the Company’s acquisitions of Hughes Center for Functional Medicine (“HCFM”) in 2019 and CHM and MOD in 2020. The terms of the earn-outs related to each acquisition require the Company to pay the former owners additional acquisition consideration for the achievement of prescribed revenue and/or earnings targets for performance of the underlying business for up to four years after the respective acquisition date. Contingent acquisition consideration for each entity is recorded at fair value using a probability-weighted discounted cash flow projection. The fair value of the contingent acquisition consideration is remeasured at the end of each reporting period and changes are included in the statement of operations under the caption “Change in fair value of contingent acquisition consideration.”

Contingent acquisition consideration as of March 31, 2022 and December 31, 2021 was comprised of the following:

	March 31,	December 31,
	2022	2021

Fair value of HCFM contingent acquisition consideration	$176,263	$172,124
Fair value of CHM contingent acquisition consideration	270,152	276,529
Fair value of MOD contingent acquisition consideration	300,953	737,037
Total contingent acquisition consideration	747,368	1,185,690
Less: long term portion	(429,611)	(782,224)
Contingent acquisition consideration, current portion	$317,757	$403,466

During the three months ended March 31, 2022 and 2021, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Three Months Ended March 31,
	2022	2021

Change in fair value of HCFM contingent acquisition consideration	$(4,139)	$(11,308)
Change in fair value of CHM contingent acquisition consideration	6,376	(33,252)
Change in fair value of MOD contingent acquisition consideration	436,085	(591,140)

	$438,322	$(635,700)

Maturities of contingent acquisition consideration were as follows as of March 31, 2022:

2022 (April to December)	$317,756
2023	218,227
2024	211,385
$747,368

Hughes Center for Functional Medicine Acquisition – April 2019

On April 12, 2019, the Company acquired a 100% interest in HCFM, a medical practice engaged in improving the health of its patients through individualized and integrative health care. Following the acquisition, HCFM was rebranded as NCFM and was combined with NWC to form the Company’s Health Services segment. Under the terms of acquisition, the Company paid HCFM shareholders $500,000 in cash, issued 3,968,254 shares of the Company’s common stock and agreed to an earn-out provision of $500,000 that may be earned based on the performance of NCFM in the years ended on the first, second and third anniversary dates of the acquisition closing. The total consideration fair value represented a transaction fair value of $1,764,672. In May 2020, the Company paid the seller $47,000 in satisfaction of the year 1 earn out. In May 2021, the Company paid the seller $196,000 in satisfaction of the year 2 earn out.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 14 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

Cura Health Management LLC Acquisition – May 2020

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

MedOffice Direct LLC Acquisition – October 2020

On October 19, 2020, the Company acquired a 100% interest in MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies more convenient and cost effective for its users. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805. Following the acquisition, the business of MOD comprised the Company’s Medical Distribution Division. Under the terms of acquisition, the Company paid the following consideration: (i) 19,045,563 shares of Company common stock issued at closing, (ii) partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash paid by the Company, and (iii) up to 10,004,749 restricted shares of the Company’s common stock over a four-year period based on MOD achieving revenue targets in calendar years 2021 through 2024 of $1,500,000, $1,875,000, $2,344,000, and $2,930,000, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company, via CHM, is party to 33 separate participant agreements with participating providers that are members of the Company’s ACO with expiration dates through 2024. These agreements include certain restrictions and requirements to which the participating providers must adhere in order to maintain participation in the ACO.

Supplier Concentration

The Company relies on a sole supplier for the fulfillment of all of its product sales made through MOD.

Service contracts

The Company carries various service contracts on its office buildings & certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of March 31, 2022:

2022	$284,905
2023	285,721
2024	11,877
2025	11,877
2026	11,877
2027	990
Total lease payments	607,247
Less interest	(108,043)
Present value of lease liabilities	$499,204

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

MARCH 31, 2022

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 18, 2020, the Company entered into separate 4-year consulting services agreements with each of the two principals of the ACO/MSO business acquired in May 2020 that call for each person to earn fixed annual consulting fees and a share of Medicare shared savings revenue, consulting revenue and overall profits generated by the underlying business.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 16 – SEGMENT REPORTING

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2022 was as follows:

	Three Months Ended March 31, 2022
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,375,685	$—	$—	$—	$1,375,685
Medicare shared savings revenue	—	—	—	—	—
Subscription, consulting and event revenue	—	6,624	77,594	—	84,218
Product revenue	—	—	—	146,969	146,969
Total revenue	1,375,685	6,624	77,594	146,969	1,606,872

Operating Expenses
Practice salaries and benefits	718,073	—	—	—	718,073
Other practice operating expenses	562,651	—	—	—	562,651
Medicare shared savings expenses	—	—	227,729	—	227,729
Cost of product revenue	—	—	—	160,811	160,811
Selling, general and administrative expenses	—	1,264,876	—	70,264	1,335,140
Depreciation and amortization	25,518	1,472	—	176,900	203,890
Total Operating Expenses	1,306,242	1,266,348	227,729	407,975	3,208,294

Income (loss) from operations	$69,443	$(1,259,724)	$(150,135)	$(261,006)	$(1,601,422)

Other Segment Information
Interest expense (income)	$2,812	$2,211	$—	$—	$5,023
Change in fair value of contingent acquisition consideration	$—	$(438,322)	$—	$—	$(438,322)

	March 31, 2022
Identifiable assets	$2,056,661	$2,208,771	$1,115,871	$2,542,446	$7,923,749
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

	December 31, 2021
Identifiable assets	$2,152,533	$3,450,332	$1,167,965	$2,775,621	$9,546,451
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2021 was as follows:

	Three Months Ended March 31, 2021
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,514,376	$—	$—	$—	$1,514,376
Consulting and event revenue	—	11,113	76,542	—	87,655
Product revenue	—	—	—	182,663	182,663
Total revenue	1,514,376	11,113	76,542	182,663	1,784,694

Operating Expenses
Practice salaries and benefits	663,937	—	—	—	663,937
Other practice operating expenses	730,784	—	—	—	730,784
Medicare shared savings expenses	—	—	211,507	—	211,507
Cost of product revenue	—	—	—	168,596	168,596
Selling, general and administrative expenses	—	1,305,320	—	60,817	1,366,137
Depreciation and amortization	28,323	595	0	182,740	211,658
Total Operating Expenses	1,423,044	1,305,915	211,507	412,153	3,352,619

Income (loss) from operations	$91,332	$(1,294,802)	$(134,965)	$(229,490)	$(1,567,925)

Other Segment Information
Interest expense	$4,197	$6,282	$—	$109	$10,588
Loss on extinguishment of debt	$—	$5,589,994	$—	$—	$5,589,994
Change in fair value of debt	$—	$19,246	$—	$—	$19,246
Change in fair value of contingent acquisition consideration	$—	$635,700	$—	$—	$635,700

	March 31, 2021
Identifiable assets	$2,411,744	$3,043,929	$1,128,491	$3,287,628	$9,871,792
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

The Digital Healthcare made intercompany sales of $280 and $180 in the three months ended March 31, 2022 and 2021, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $13,533 and $-0- in the three months ended March 31, 2022 and 2021, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The Company measures certain financial instruments at fair value on a recurring basis, including certain convertible notes payable and related party loans, which were extinguished and reissued and are therefore subject to fair value measurement, derivative financial instruments arising from conversion features embedded in convertible promissory notes for which the conversion rate was not fixed, and equity-class. All financial instruments carried at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liability-classified equity instruments	$—	$—	$136,875	$136,875	$—	$—	$162,500	$162,500
Contingent acquisition consideration	—	—	747,368	747,368	—	—	1,185,690	1,185,690

Total	$—	$—	$884,243	$884,243	$—	$—	$1,348,190	$1,348,190

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021

Convertible notes payable	$—	$(19,246)
Contingent acquisition consideration	438,322	(635,700)

Total	$438,322	$(654,946)

NOTE 18 – SUBSEQUENT EVENTS

On May 13, 2022, the Company entered into an agreement to acquire Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services including fat reduction, body sculpting, wrinkle reduction, hair removal, IV hydration, and feminine rejuvenation. The purchase price includes $325,000 cash, 792,394 shares of Company common stock, and the assumption of up to $75,000 in liabilities. AEU will be incorporated into the Company’s Health Services segment. Closing is expected to be completed the week of May 16, 2022.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our ACO/MSO Division is comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. Our Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States we acquired on October 19, 2020.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes the changes in our results of operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%

Patient service revenue, net	$1,375,685	$1,514,376	$(138,691)	9%
Subscription, consulting and event revenue	84,218	87,655	(3,437)	4%
Product revenue	146,969	182,663	(35,694)	20%
Total revenue	1,606,872	1,784,694	(177,822)	10%

Operating Expenses and Costs
Practice salaries and benefits	718,073	663,937	54,136	8%
Other practice operating expenses	562,651	730,784	(168,133)	23%
Medicare shared savings expenses	227,729	211,507	16,222	8%
Cost of product revenue	160,811	168,596	(7,785)	5%
Selling, general and administrative expenses	1,335,140	1,366,137	(30,997)	2%
Depreciation and amortization	203,890	211,658	(7,768)	4%
Loss from operations	(1,601,422)	(1,567,925)	(33,497)	2%

Other Income (Expenses)
Loss on extinguishment of debt	—	(5,589,994)	5,589,994	100%
Change in fair value of debt	—	(19,246)	19,246	100%
Change in fair value of contingent acquisition consideration	438,322	(635,700)	1,074,022	169%
Interest expense	(5,023)	(10,588)	5,565	53%
Total other income (expenses)	433,299	(6,255,528)	6,688,827	107%

Net loss	$(1,168,123)	$(7,823,453)	$6,655,330	85%

Revenue

Patient service revenue in the three months ended March 31, 2022 decreased by $138,691, or 9% year-over-year, to $1,375,685, primarily as a result of decreased patient service revenue at our NWC practice of $199,205 due to the departure of a physician, offset by year-over-year increases at our NCFM and BTG practices of $58,190 and $2,324, respectively.

Subscription, consulting and event revenue in the three months ended March 31, 2022 decreased by $3,437, or 4% year-over-year to $84,218. Consulting revenue of $77,594 was earned by the ACO/MSO Division in 2022, compared to $76,452 in the three months ended March 31, 2021. Subscription and event revenue of $6,624 and $11,113 in 2022 and 2021, respectively, was earned from Digital Healthcare division subscription revenues and attendance fees for the Company’s annual healthcare summit.

Product revenue was $146,969 in the three months ended March 31, 2022, compared to $182,663 in the three months ended March 31, 2021, a decrease of $35,694, or 20%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits increased by $54,136, or 8%, to $718,073 in the three months ended March 31, 2022 primarily as a result of increased staffing at our NCFM facility corresponding to an increase in patient visits in 2022.

Other practice operating costs decreased by $168,133, or 23%, to $562,651 in the three months ended March 31, 2022, due to reduced overhead at each of our facilities.

Medicare shared savings expenses increased by $16,222, or 8% to $227,729 in the three months ended March 31, 2022. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ portion of any shared savings received by the ACO.

Cost of product revenue was $160,811 in the three months ended March 31, 2022, a decrease of $7,785, or 5%, compared to the same period of 2021, corresponding the decrease in year-over-year sales.

Selling, general and administrative costs decreased by $30,997, or 2%, to $1,335,140 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower stock-based and cash-based consulting fees, and legal and accounting fees in 2022 compared to 2021, offset by more personnel and overhead costs in our corporate function in connection with our continued expansion, as well as increased promotional and development costs associated with developing and marketing the HealthLynked Network and related applications.

Depreciation and amortization decreased the three months ended March 31, 2022 by $7,768, or 4%, to $203,890 compared to the three months ended March 31, 2021, primarily as a result of certain fixed assets reaching the end of their depreciable lives.

Loss from operations increased by $33,497, or 2%, to $1,601,422 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of lower patient service revenue and an increase in practice salaries and benefits.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended March 31, 2021 was $5,589,994, primarily as a result of a January 2021 transaction pursuant to which the holder of convertible notes with a face value of $1,038,500 and $317,096 of accrued interest agreed to convert the notes pursuant to the original note terms and agreed to a leak-out provision on the received shares in exchange for a five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, we recognized a loss on debt extinguishment of $5,463,492 in the three months ended March 31, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest. No loss on extinguishment of debt was recognized in the three months ended March 31, 2022.

Losses from the change in fair value of debt was $19,246 in the three months ended March 31, 2021. Such losses resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period was recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value, and therefore no change in fair value of debt in the three months ended March 31, 2022

Gain (loss) from the change in fair value of contingent acquisition consideration decreased by $1,074,022, or 169%, to a gain of $438,322 in the three months ended March 31, 2022, compared to a loss of $635,700 in the three months ended March 31, 2021. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the three months ended March 31, 2021, our share price increased substantially, resulting in an increase in the fair value of the contingent acquisition consideration liability and a corresponding loss from the change in fair value. During the three months ended March 31, 2022, our share price decreased substantially, resulting in a gain from the decrease in fair value of the liability.

Interest expense decreased by $5,565, or 53%, to $5,023 for the three months ended March 31, 2022, compared to interest expense of $10,588 in the three months ended March 31, 2021, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020 and forgiveness of PPP loans in 2021, leaving low-interest government loans as our only debt.

Total other income (expenses) decreased by $6,688,827, or 107%, to income of $433,299 in the three months ended March 31, 2022 compared to expense of $6,255,528 in the three months ended March 31, 2021. The change was primarily a result of a $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, and a large gain from the change in fair value of contingent acquisition recognized in 2022 due principally to the fixed-share structure of the MOD contingent consideration.

Net loss decreased by $6,655,330, or 85%, to $1,168,123 in the three months ended March 31, 2022, compared to net loss of $7,823,453 in the three months ended March 31, 2021, primarily as a result of (i) a loss on extinguishment of debt of $5,589,994 in 2021 associated with the retirement of our last remaining convertible notes payable, (ii) a $438,322 gain from the change in fair value of contingent acquisition recognized in 2022, as compared to a loss of $635,700 in 2021, due principally to the fair value impact of changes in our stock price on the fixed-share structure of the MOD contingent acquisition consideration, (iii) decreases in other practice operating costs in our Health Services division, offset by (iv) a decrease in patient services revenue, primarily at our NWC facility.

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

Liquidity and Capital Resources

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (May 16, 2022). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before May 16, 2023.

We are subject to a number of risks, including uncertainty related to product development and generation of revenues and positive cash flow from our Digital Healthcare division and a dependence on outside sources of capital. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill our growth and operating activities and generating a level of revenues adequate to support our cost structure.

We have experienced net losses and cash outflows from operating activities since inception. As of March 31, 2022, we had cash balances of $1,926,714, working capital of $503,527 and an accumulated deficit of $33,373,312. For the three months ended March 31, 2022, we had a net loss of $1,168,123, net cash used by operating activities of $1,342,918, and no cash provided by financing activities. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to our ability to meet our obligations and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the condensed consolidated financial statements were issued.

On April 20, 2021, we filed a shelf registration statement on form S-3 that was declared effective by the Securities and Exchange Commission on April 26, 2021 (the “Shelf Registration”). The Shelf Registration registered for resale up to $50,000,000 of our common stock. During August 2021, we sold 3,703,704 common shares and 1,851,852 five-year warrants with an exercise price of $0.65 to an institutional investor at an offering price of $0.54 per share pursuant to the Shelf Registration, generating gross proceeds of $2,000,000. We may still make sales of common stock up to an additional $48,000,000 under the Shelf Registration. Management intends to alleviate the conditions described above by raising additional capital from the Shelf Registration. However, there is no assurance that management’s plans will be successful. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

Without raising additional capital, either via the Shelf Registration or from other sources, there is substantial doubt about our ability to continue as a going concern through May 16, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

We intend that the longer term (i.e., beyond twelve months) cost of completing additional intended acquisitions, implementing our development and sales efforts related to the HealthLynked Network and maintaining existing and expanding overhead and administrative costs will be financed from (i) cash on hand, (ii) profits generated by NCFM, BTG and CHM (including expected Medicare Shared Savings revenue projected to be received annually in the third fiscal quarter of each year), and (iii) the use of further outside funding sources. No assurances can be given that we will be able to access additional outside capital in a timely fashion. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan.

COVID-19

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, we implemented additional safety measures in our patient services locations and our corporate headquarters.

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

Historical Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(1,342,918)	$(1,216,959)
Investing Activities	(22,014)	(7,399)
Financing activities	—	4,403,902
Net increase (decrease) in cash	$(1,364,932)	$3,179,544

Operating Activities – During the three months ended March 31, 2022, we used cash from operating activities of $1,342,918, as compared with $1,216,959 in the three months ended March 31, 2021. The increase in cash usage results primarily from increased selling, general and administrative costs increased related to our continued expansion.

Investing Activities – During the three months ended March 31, 2022, we used $22,014 in investing activities for the acquisition of computers and office equipment. During the three months ended March 31, 2021, we used $7,399 in investing activities for the acquisition of computers and office equipment.

Financing Activities – During the three months ended March 31, 2022, we did not have any cash flows from financing activities. Cash generated from financing activities in 2021 in the amount of $4,403,902 was comprised of $4,389,361 from the sale of common stock pursuant to private placements and puts under the Investment Agreement and $65,650 proceeds from the exercise of options and warrants, offset by repayments against a vendor note in the amount of $51,109.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report.

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

Dated: May 16, 2022

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)