Form 10-K/A
period 2021-12-31
HealthLynked Corp
filed 2022-06-03
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

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

As of March 29, 2022, there were 238,033,117 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name: RBSM LLP	Auditor Location: New York, NY	Auditor Firm ID: 587

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to HealthLynked Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 31, 2022 (the “Original Filing Date”), is being filed for the sole purpose of amending Item 9A, “Controls and Procedures” of the Original Filing to add Management’s Report on Internal Control over Financial Reporting in response to a comment letter from the Commission.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted and no new certifications pursuant to Section 906 are included as exhibits to this Amendment No. 1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework issued in 2013. Based on the evaluation of our internal control over financial reporting as of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that as of such date, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	First Amendment to Agreement and Plan of Merger, dated May 18, 2020, by and among HealthLynked Corp., HLYK Florida, LLC, Cura Health Management LLC, ACO Health Partners, LLC, Bradberry Holdings LLC and FocusOne Holdings, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020)
2.2	Agreement and Plan of Merger by and among the Company, MOD FL, LLC, a Florida limited liability company and wholly owned subsidiary of Buyer (“Merger Sub”), MedOfficeDirect L.L.C. (the “MOD”) and certain of the members of MOD (Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on October 21, 2020)
3.4	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 20, 2021)
3.5	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.3^	Description of our Common Stock
4.4	Warrant made to Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
4.5	Form of Warrant made to DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021)
10.1	Agreement, by and between the Company and Iconic Holdings, LLC, dated January 14, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021)
10.2	Form of Subscription Agreement, by and between the Company and DanKris1, LLC, dated February 26, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 2, 2021)
10.3	Form of Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
10.4	Engagement Letter with H.C. Wainwright & Co. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
21.1^	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1^	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2^	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* -	Provided herewith
^ -	Previously filed or furnished, as required, with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 3, 2022

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer (Principal Executive Officer)

3