Form 10-Q
period 2022-06-30
HealthLynked Corp
filed 2022-08-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 244,010,125 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash	$251,118	$3,291,646
Accounts receivable, net of allowance for doubtful accounts of $-0- and $13,972 as of June 30, 2022 and December 31, 2021, respectively	90,081	86,287
Inventory	182,937	134,930
Prepaid expenses and other	74,633	137,630
Total Current Assets	598,769	3,650,493

Property, plant and equipment, net of accumulated depreciation of $338,448 and $283,512 as of June 30, 2022 and December 31, 2021, respectively	471,869	350,482
Intangible assets, net of accumulated amortization of $1,231,283 and $873,417 as of June 30, 2022 and December 31, 2021, respectively	4,522,255	4,880,121
Goodwill	1,480,238	1,148,105
Right of use lease assets	728,921	526,730
Deferred equity compensation and deposits	116,750	138,625

Total Assets	$7,918,802	$10,694,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$971,993	$790,843
Contract liabilities	37,636	72,838
Lease liability, current portion	385,745	288,966
Due to related party, current portion	300,600	300,600
Notes payable, current portion	40,525	—
Liability-classified equity instruments, current portion	35,000	61,250
Contingent acquisition consideration, current portion	208,436	403,466
Total Current Liabilities	1,979,935	1,917,963

Long-Term Liabilities
Government notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	101,250	101,250
Contingent acquisition consideration, long term portion	237,780	782,224
Lease liability, long term portion	345,236	239,225

Total Liabilities	3,114,201	3,490,662

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 239,080,428 and 237,893,473 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	23,908	23,789
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 1,207,472 and 719,366 shares as of June 30, 2022 and December 31, 2021, respectively	345,042	282,347
Additional paid-in capital	39,396,034	39,100,197
Accumulated deficit	(34,963,133)	(32,205,189)
Total Shareholders’ Equity	4,804,601	7,203,894

Total Liabilities and Shareholders’ Equity	$7,918,802	$10,694,556

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Patient service revenue, net	$1,431,776	$1,470,550	$2,807,461	$2,984,926
Subscription, consulting and event revenue	86,296	71,864	170,514	159,519
Product revenue	130,459	168,206	277,428	350,869
Total revenue	1,648,531	1,710,620	3,255,403	3,495,314

Operating Expenses and Costs
Practice salaries and benefits	816,398	903,032	1,534,471	1,566,969
Other practice operating expenses	639,119	511,004	1,201,770	1,241,788
Medicare shared savings expenses	237,149	197,463	464,878	408,970
Cost of product revenue	170,543	159,998	331,354	328,594
Selling, general and administrative expenses	1,255,511	1,147,478	2,590,651	2,513,615
Depreciation and amortization	208,912	206,469	412,802	418,127
Total Operating Expenses and Costs	3,327,632	3,125,444	6,535,926	6,478,063

Loss from operations	(1,679,101)	(1,414,824)	(3,280,523)	(2,982,749)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	—	632,826	—	(4,957,168)
Change in fair value of debt	—	—	—	(19,246)
Change in fair value of contingent acquisition consideration	93,768	274,611	532,090	(361,089)
Interest (expense) income	(4,488)	1,623	(9,511)	(8,965)
Total other income (expenses)	89,280	909,060	522,579	(5,346,468)

Net loss before provision for income taxes	(1,589,821)	(505,764)	(2,757,944)	(8,329,217)

Provision for income taxes	—	—	—	—

Net loss	$(1,589,821)	$(505,764)	$(2,757,944)	$(8,329,217)

Deemed dividend - amortization of beneficial conversion feature	(88,393)	(88,393)	(176,786)	(176,786)

Net loss to common shareholders	$(1,678,214)	$(594,157)	$(2,934,730)	$(8,506,003)

Net loss per share to common shareholders, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.04)
Fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Weighted average number of common shares:
Basic	238,595,764	228,007,727	238,304,228	220,823,912
Fully diluted	238,595,764	228,007,727	238,304,228	220,823,912

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Number of Shares				Common	Additional		Total Shareholders’
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	(Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Consultant and director fees payable with common shares and warrants	5,250	—	1	—	73,470	8,044	—	81,515
Shares and options issued to employees	133,000	—	13	—	(37,777)	64,547	—	26,783
Exercise of stock options	1,394	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,168,123)	(1,168,123)

Balance at March 31, 2022	238,033,117	2,750,000	23,803	2,750	318,040	39,172,788	(33,373,312)	6,144,069

Sales of common stock	66,667	—	7	—	—	8,270	—	8,277
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	1,723	—	1,723
Shares issued in acquisition of AEU	871,633	—	79	—	—	103,725	—	103,804
Consultant and director fees payable with common shares and warrants	79,011	—	16	—	58,252	47,164	—	105,432
Shares and options issued to employees	30,000	—	3	—	(31,250)	62,364	—	31,117
Net loss	—	—	—	—	—	—	(1,589,821)	(1,589,821)

Balance at June 30, 2022	239,080,428	2,750,000	23,908	2,750	345,042	39,396,034	(34,963,133)	4,804,601

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Number of Shares				Common	Additional		Total Shareholders’
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	(Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	14,793,864	—	1,479	—		2,981,367	—	2,982,846
Fair value of warrants allocated to proceeds of common stock	—	—	—	—		1,406,515	—	1,406,515
Conversion of convertible notes payable to common stock	13,538,494	—	1,354	—		4,060,194	—	4,061,548
Fair value of warrants issued in connection with conversion and retirement of convertible notes payable	—	—	—	—	—	3,201,138	—	3,201,138
Fair value of warrants issued for professional services	—	—	—	—	—	32,426	—	32,426
Consultant and director fees payable with common shares and warrants	475,000	—	48	—	114,500	122,781	—	237,329
Shares and options issued pursuant to employee equity incentive plan	240,310	—	24	—	(14,956)	52,337	—	37,405
Exercise of stock warrants	9,047,332	—	905	—	62,500	613,316	—	676,721
Exercise of stock options	12,500	—	1	—		3,149	—	3,150
Net loss	—	—	—	—	—	—	(7,823,453)	(7,823,453)

Balance at March 31, 2021	226,075,381	2,750,000	22,608	2,750	424,317	35,324,321	(29,608,363)	6,165,633

Sales of common stock	374,177	—	37	—	—	177,642	—	177,679
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	82,320	—	82,320
Fair value of warrants issued for professional services	—	—	—	—	—	3,603	—	3,603
Consultant and director fees payable with common shares and warrants	93,492	—	9	—	68,807	17,990	—	86,806
Shares and options issued pursuant to employee equity incentive plan	875,047	—	88	—	(147,791)	211,358	—	63,655
Exercise of stock warrants	1,225,000	—	123	—	62,500	152,378	—	215,001
Exercise of stock options	133,000	—	13	—	—	13,287	—	13,300
Net loss	—	—	—	—	—	—	(505,764)	(505,764)

Balance at June 30, 2021	228,776,097	2,750,000	22,878	2,750	407,833	35,982,899	(30,114,127)	6,302,233

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,757,944)	$(8,329,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,802	418,127
Stock based compensation, including amortization of deferred equity compensation	261,722	461,224
Loss on extinguishment of debt	—	4,957,168
Change in fair value of debt	—	19,246
Change in fair value of contingent acquisition consideration	(532,090)	361,089
Changes in operating assets and liabilities:
Accounts receivable	(3,794)	2,585
Inventory	(48,008)	(17,517)
Prepaid expenses and deposits	41,747	(23,125)
Right of use lease assets	162,979	50,447
Accounts payable and accrued expenses	142,014	(90,489)
Lease liability	(162,379)	(52,312)
Contract liabilities	(35,201)	(18,578)
Net cash used in operating activities	(2,518,152)	(2,261,352)

Cash Flows from Investing Activities
Acquisition, net of cash acquired	(300,916)	—
Payment of contingent acquisition consideration	(207,384)	(196,000)
Acquisition of property and equipment	(23,564)	(7,399)
Net cash used in investing activities	(531,864)	(203,399)

Cash Flows from Financing Activities
Proceeds from sale of common stock	10,000	4,649,360
Proceeds from exercise of options and warrants	—	293,951
Repayment of notes payable	(512)	(51,109)
Net cash provided by financing activities	9,488	4,892,202

Net increase (decrease) in cash	(3,040,528)	2,427,451
Cash, beginning of period	3,291,646	162,184

Cash, end of period	$251,118	$2,589,635

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,126	$232
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Fair value of shares issued as purchase price consideration	$103,804	$—
Common stock issuable issued during period	$69,028	$186,997
Fair value of liability-classified equity instruments cancelled (net of earned)	$26,250	$—
Recognition of operating lease: right of use asset and lease liability	$284,905	$—
Fair value of warrants issued for professional service	$—	$32,427
Incremental fair value of warrants modified to extend maturity date of convertible notes payable	$—	$126,502
Conversion of convertible note payable to common shares	$—	$4,061,549
Fair value of warrants issued in connection with conversion of convertible notes payable	$—	$3,074,637
Accrued liabilities relieved upon cashless exercise of warrants	$—	$614,221

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

We currently operate in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission on June 30, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its seven subsidiaries: NWC, NCFM, BTG, CHM, AHP, MOD and AEU. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

JUNE 30, 2022

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

Revenue Recognition

Patient service revenue

Patient service revenue is earned for GYN services provided to patients at our NWC facility, functional medicine services provided to patients at our NCFM facility, and physical therapy services provided to patients at our BTG facility. Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients and third-party payors (including health insurers and government programs) and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time, which includes prepaid BTG physical therapy bundles for which performance obligations are satisfied over time as visits are incurred, is recognized based on actual charges incurred in relation to total expected charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Revenue for performance obligations satisfied at a point in time, which includes all patient service revenue other than BTG physical therapy bundles, is recognized when goods or services are provided at the time of the patient visit, and at which time the Company is not required to provide additional goods or services to the patient.

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the years ended December 31, 2022 or 2021 to the judgments applied in determining the amount and timing of patient service revenue.

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

JUNE 30, 2022

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM, BTG and AEU are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $26,249 and $42,530 as of June 30, 2022 and December 31, 2021, respectively.

Medicare Shared Savings Revenue

The Company earns Medicare shared savings revenue based on performance of the population of patient lives for which it is accountable as an ACO against benchmarks established by the MSSP. Because the MSSP, which was formed in 2012, is relatively new and has limited historical experience, the Company cannot accurately predict the amount of shared savings that will be determined by CMS. Such amounts are determined annually when the Company is notified by CMS of the amount of shared savings earned. Accordingly, the Company recognizes Medicare shared savings revenue in the period in which the CMS notifies the Company of the exact amount of shared savings to be paid, which historically has occurred during the fiscal quarter ended September 30 for the program year ended December 31 of the previous year. Because of the timing of recognition of Medicare shared savings revenue, no Medicare shared savings revenue was recognized in the three or six months ended June 30, 2022 or 2021.

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $-0- and $25,000 as of June 30, 2022 and December 31, 2021, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $11,387 and $5,308 as of June 30, 2022 and December 31, 2021, respectively. There were no contract assets as of June 30, 2022 or December 31, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $7,694 and $14,834 as of June 30, 2022 and December 31, 2021, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s contract liabilities balance was $37,636 and $72,838 as of June 30, 2022 and December 31, 2021, respectively.

Provider shared savings expense

Provider shared savings expense represents the ongoing operating expenses of the ACO and annual payments made to the ACO’s participating providers from shared savings revenue payments received from CMS (the “Annual Provider Payment”). The pool of funds available for the Annual Provider Payment, as well as the amounts paid to each individual participating provider from the pool, is determined by ACO management after an annual determination of Medicare shared savings revenue is made by CMS. Expenses related to ongoing operation of the ACO may be deducted from the Medicare shared savings revenue before determining the Annual Provider Payment. Such expenses are recognized in “Provider shared savings expense” as incurred.

Expense related to the Annual Provider Payment is recognized in the period in which the size of the Annual Provider Payment pool is determined, which typically corresponds to the period in which the shared saving payment is received from CMS and shared savings revenue is recognized. This typically occurs in the second half of the year following the completion of the program year. Because of the timing of recognition of Medicare shared savings revenue, no expense related to Annual Provider Payment was recognized in the three or six months ended June 30, 2022 or 2021.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2022 and December 31, 2021, the Company had $-0- and $2,957,040 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of June 30, 2022 and December 31, 2021, the Company’s gross patient services accounts receivable were $96,469 and $193,363, respectively, and net patient services accounts receivable were $46,305 and $86,287, respectively, based upon net reporting of accounts receivable. As of June 30, 2022 and December 31, 2021, the Company’s allowance of doubtful accounts was $-0- and $13,972, respectively.

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

JUNE 30, 2022

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three and six months ended June 30, 2022 or 2021.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. There are no patients/customers that represent 10% or more of the Company’s revenue or accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts. The Company relies on a sole supplier for the fulfillment of substantially all of its product sales made through MOD.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three and six months ended June 30, 2022 and 2021, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2022 and 2021, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2022 and December 31, 2021, potentially dilutive securities were comprised of (i) 59,043,659 and 59,796,992 warrants outstanding, respectively, (ii) 3,949,250 and 3,456,250 stock options outstanding, respectively, (iii) 119,768 and 302,050 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, and (iv) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. The Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period, or at the date of issuance, if there is not a service period. Certain of the Company’s warrants include a so-called down round provision. The Company accounts for such provisions pursuant to ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which calls for the recognition of a deemed dividend in the amount of the incremental fair value of the warrant due to the down round when triggered.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has four operating segments: Health Services (multi-specialty medical group including the NWC GYN practice, the NCFM functional medicine practice, the BTG physical therapy practice, and the AEU cosmetic services practice), Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system), ACO/MSO (comprised of the ACO/MSO business acquired with CHM in May 2020, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP), and Medical Distribution (comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices).

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

JUNE 30, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 15, 2022). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 15, 2023.

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

The Company has experienced net losses and cash outflows from operating activities since inception. As of June 30, 2022, the Company had cash balances of $251,118, a working capital deficit of $1,381,166 and an accumulated deficit of $34,963,133. For the six months ended June 30, 2022, the Company had a net loss of $2,757,944, net cash used by operating activities of $2,518,152, and $9,488 provided by financing activities. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS (CONTINUED)

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 19 Subsequent Events below for additional information). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period set forth in the SEPA. The sale of common stock pursuant to the SEPA provides the Company with additional cash flow availability for operational purposes. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any.

On July 19, 2022, the Company issued to Yorkville a promissory note with an initial principal amount equal to $550,000 (the “Promissory Note”) at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note will mature on the six-month anniversary of execution (See Note 19 Subsequent Events below for additional information).

Without raising additional capital, either via Advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

COVID-19

A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions and our business and financial condition, including our potential to conduct financings on terms acceptable to us, if at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In response to COVID-19, the Company implemented additional safety measures in its patient services locations and its corporate headquarters.

NOTE 4 – ACQUISITION

On May 13, 2022, the Company acquired AEU, a patient service facility specializing in minimally and non-invasive cosmetic services including fat reduction, body sculpting, wrinkle reduction, hair removal, IV hydration, and feminine rejuvenation. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”). Following the acquisition, AEU was incorporated into the Company’s Health Services segment.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 4 – ACQUISITION (CONTINUED)

Under the terms of acquisition, the Company paid AEU equity holders consideration of (i) $125,000 cash (less $9,161 cash on hand at AEU as of the closing date), (ii) payment in cash of direct financial obligation of AEU on, or in close proximity to, the date of the business combination, in the amount of $185,077, and (iii) 792,394 shares of Company common stock at closing. The total consideration fair value represents a transaction value of $404,720. The following table summarizes the fair value of consideration paid:

Cash consideration	$125,000
Payment of AEU debt obligations in cash	185,077
Fair value of shares issued at closing	103,804
Less cash received	(9,161)

Total Fair Value of Consideration Paid	$404,720

The fair value of the 792,394 common shares issued as part of the acquisition consideration was determined using the average closing price of the Company’s common shares for the five days preceding the acquisition date.

The following table summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

Property, plant and equipment	$152,759
Right of use lease asset	80,264
Accounts payable and accrued expenses	(32,493)
Loans payable	(41,037)
Amounts due to sellers	(6,642)
Lease liability	(80,264)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$72,587

Goodwill of $332,133 arising from the acquisition consists of value associated with the legacy name. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table represents the pro forma consolidated income statement as if AEU had been included in the consolidated results of the Company for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Revenue	$3,471,595	$4,914,468
Net loss	$(2,671,630)	$(5,457,676)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AEU to reflect the additional depreciation that would have been charged assuming the fair value adjustments to property, plant and equipment had been applied on January 1, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

Insurance prepayments	$23,835	$25,020
Other expense prepayments	15,298	50,860
Rent deposits	44,125	49,125
Deferred equity compensation	108,125	151,250
Total prepaid expenses and other	191,383	276,255
Less: long term portion	(116,750)	(138,625)
Prepaid expenses and other, current portion	$74,633	$137,630

Deferred equity compensation reflects common stock grants made in 2021 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. Amortization was $9,062 and $-0-, respectively, in the three months ended June 30, 2022 and $18,125 and $-0-, respectively, in the six months ended June 30, 2022 and 2021. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

Medical equipment	$493,854	$484,126
Furniture, office equipment and leasehold improvements	316,463	149,868

Total property, plant and equipment	810,317	633,994
Less: accumulated depreciation	(338,448)	(283,512)

Property, plant and equipment, net	$471,869	$350,482

Depreciation expense during the three months ended June 30, 2022 and 2021 was $29,967 and $27,525, respectively. Depreciation expense during the six months ended June 30, 2022 and 2021 was $54,936 and $54,421, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(1,231,283)	(873,417)

Intangible assets, net	$4,522,255	$4,880,121

Goodwill as of June 30, 2022 and December 31, 2021 was as follows:

	June 30,	December 31,
	2022	2021

CHM	$381,856	$381,856
MOD	766,249	766,249
AEU	332,133	—

Goodwill	$1,480,238	$1,148,105

Goodwill and intangible assets arose from the acquisitions of NCFM in April 2019, CHM in May 2020, MOD in October 2020, and AEU in May 2022. The NCFM medical database is assumed to have an indefinite life and is not amortized and the website is being amortized on a straight-line basis over its estimated useful life of five years. The CHM ACO physician contracts are assumed to have an indefinite life and are not amortized. The MOD website is being amortized on a straight-line basis over its estimated useful life of five years.

Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisitions of CHM, MOD, and AEU.

Amortization expense related to intangible assets in the three months ended June 30, 2022 and 2021 was $178,945 and $178,944, respectively. Amortization expense in the six months ended June 30, 2022 and 2021 was $357,866 and $363,706, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three and six months ended June 30, 2022 or 2021.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM, BTG and AEU practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2023, May 2025, March 2023, March 2026, November 2023, November 2023 and January 2027, respectively. As of June 30, 2022, the Company’s weighted-average remaining lease term relating to its operating leases was 2.3 years, with a weighted-average discount rate of 12.10%.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Lease assets	$728,921	$526,730

Lease liabilities
Lease liabilities (short term)	$385,745	$288,966
Lease liabilities (long term)	345,236	239,225
Total lease liabilities	$730,981	$528,191

Lease expense was $105,514 and $76,855 in the three months ended June 30, 2022 and 2021, respectively, and $206,908 and $142,366 in the six months ended June 30, 2022 and 2021, respectively.

Maturities of operating lease liabilities were as follows as of June 30, 2022:

2022 (July to December)	$238,231
2023	396,833
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	855,047
Less interest	(124,066)
Present value of lease liabilities	$730,981

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

Trade accounts payable	$523,144	$306,220
Accrued payroll liabilities	128,899	172,500
Accrued operating expenses	264,852	265,411
Accrued interest	55,098	46,712
Accrued settlement of litigation and other dispute	—	—
	$971,993	$790,843

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

Patient services paid but not provided	$26,249	$42,530
Consulting services paid but not provided	—	25,000
Unshipped products	11,387	5,308
	$37,636	$72,838

Contract liabilities relate to contracted consulting services at CHM for which payment has been made but services have not yet been rendered as of the measurement date, physical therapy services purchased as a prepaid bundle for which services have not yet been provided, and MOD products that have been ordered and paid for by the customer, but which have not been shipped as of the measurement date. The Company typically satisfies its performance obligations related to such contracts, for which payment is typically made prior to the goods or services being provided, upon completion of service or shipment of product.

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2022 and December 31, 2021 were comprised of deferred compensation payable to the Company’s founder and CEO, Dr. Michael Dent, in the amount of $300,600.

The Company paid consulting fees to Dr. Dent’s spouse pursuant to a consulting agreement amounting to $39,038 and $44,808 in the three months ended June 30, 2022 and 2021, respectively, and $61,346 and $78,269 in the six months ended June 30, 2022 and 2021, respectively.

NOTE 12 – GOVERNMENT AND OTHER NOTES PAYABLE

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

Interest accrued on government and vendor notes payable as of June 30, 2022 and December 31, 2021 was $33,108 and $24,723, respectively. Interest expense on the loans was $4,166 and $4,207 for the three months ended June 30, 2022 and 2021, respectively, and $8,385 and $8,368 for the six months ended June 30, 2022 and 2021, respectively.

In connection with the May 13, 2022 acquisition of AEU, the Company acquired a bank note payable with a remaining principal balance of $9,689 and a note payable to AEU’s payment service with a remaining principal balance of $31,348 as of the acquisition date and $9,177 and $31,348 as of June 30, 2022. The bank note was paid in full during July 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The Company had no convertible notes payable as of June 30, 2022 or December 31, 2021.

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

On January 14, 2021, the Company and the holder of the Remaining Notes entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 and $317,096 of accrued interest on the Remaining Notes into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the Remaining Notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, the Company recognized a loss on debt extinguishment of $5,463,492 in the six months ended June 30, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest.

Prior to conversion, the Remaining Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value were $-0- in each of the three months ended June 30, 2022 and 2021 and were $-0- and $19,246 during the six months ended June 30, 2022 and 2021, respectively.

Interest expense on convertible notes outstanding were $-0- and $4,372 during the three and six months ended June 30, 2021, respectively. There was no interest on convertible notes during the three and six months ended June 30, 2022.

NOTE 14 – SHAREHOLDERS’ EQUITY

Private Placements

On May 18, 2022, the Company sold 66,667 shares of common stock for cash in a private placement transaction to an accredited investor. The Company received $10,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 33,334 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

During the six months ended June 30, 2021, the Company sold 12,161,943 shares of common stock in 52 separate private placement transactions. The Company received $3,748,725 in proceeds from the sales. In connection with the stock sales, the Company also issued 6,081,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

Prior Investment Agreement Draws

During the six months ended June 30, 2021, the Company issued 3,006,098 common shares pursuant to draws made by the Company under the now-expired July 2016 $3 million investment agreement and received an aggregate of $900,636 in net proceeds from the draws.

Shares issued to Consultants

During the six months ended June 30, 2022 and 2021, the Company issued 163,500 and 623,802 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $32,105 and $131,828 in the six months ended June 30, 2022 and 2021, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Issuable

As of June 30, 2022 and December 31, 2021, the Company was obligated to issue the following shares:

	June 30, 2022		December 31, 2020
	Amount	Shares	Amount	Shares

Shares issuable to consultants, employees and directors	$345,042	1,207,472	$282,347	719,366

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2022 and 2021 are summarized as follows:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	59,796,992	$0.25	51,352,986	$0.14
Granted during the period	33,334	$0.25	19,772,878	$0.35
Exercised during the period	—	$0.00	(13,046,742)	$(0.05)
Expired during the period	(786,667)	$(0.44)	—	$—
Outstanding at end of the period	59,043,659	$0.25	58,079,122	$0.23

Exercisable at end of the period	59,043,659	$0.25	58,079,122	$0.23

Weighted average remaining life	2.7 years		3.6 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2022:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	14,789,573	2.5	$0.07	14,789,573	$0.07
$0.10 to 0.24	9,474,380	2.3	$0.17	9,474,380	$0.17
$0.25 to 0.49	31,319,782	2.8	$0.31	31,319,782	$0.31
$0.50 to 1.05	3,459,924	4.1	$0.69	3,459,924	$0.69
$0.05 to 1.00	59,043,659	2.7	$0.25	59,043,659	$0.25

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the six months ended June 30, 2022 and 2021, the Company issued 33,334 and 19,772,878 warrants, respectively, the aggregate grant date fair value of which was $2,083 and $4,617,335, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	2.94%	0.38% to 0.97%
Expected life range (in years)	5.00 years	3.00 to 5.00 years
Volatility range	74.50%	170.58% to 193.21%
Dividend yield	0.00%	0.00%

There were no warrants exercised during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company received $277,500 upon the exercise of 2,475,000 warrants with exercise prices between $0.10 and $0.252. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrants exercised using a cashless exercise feature in settlement of litigation and other disputes in amounts totaling $614,221 that had been accrued in 2020.

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

Amounts recognized in the financial statements with respect to the EIPs in the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
Total cost of share-based payment plans during the period	$244,847	$461,224
Amounts capitalized in deferred equity compensation during period	$—	$—
Amounts charged against income for amounts previously capitalized	$16,875	$—
Amounts charged against income, before income tax benefit	$261,722	$461,224
Amount of related income tax benefit recognized in income	$—	$—

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the six months ended June 30, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	3,456,250	$0.23	3,111,750	$0.20
Granted during the period	925,000	$0.16	80,000	$0.75
Exercised during the period	(12,500)	$(0.26)	(145,500)	$(0.11)
Forfeited during the period	(419,500)	$(0.31)	(32,500)	$(0.16)
Outstanding at end of period	3,949,250	$0.20	3,013,750	$0.22

Options exercisable at period-end	2,655,500	$0.20	2,173,750	$0.19

As of June 30, 2022, there was $166,575 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $42,966 and $64,321, respectively. The aggregate intrinsic value of share options exercised during the six months ended June 30, 2022 and 2021 was $388 and $76,670, respectively. The weighted-average grant-date fair value of option grants made during the six months ended June 30, 2022 and 2021 was $0.09 per share and $0.62 per share, respectively. During the six months ended June 30, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. During the six months ended June 30, 2021, the Company received $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the six months ended June 30, 2022 and 2021 was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	2.81% to 2.90%	1.47% to 1.68%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	74.38% to 74.50%	170.44% to 192.25%
Dividend yield	0.00%	0.00%

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the six months ended June 30, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	858,750	$0.23	1,044,375	$0.21
Granted	925,000	$0.09	80,000	$0.62
Vested	(195,750)	$(0.22)	(255,000)	$(0.25)
Forfeited	(294,250)	$(0.26)	(29,375)	$(0.12)
Nonvested options at end of period	1,293,750	$0.12	840,000	$0.24

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the six months ended June 30, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	302,050	$0.27	200,000	$0.17
Granted	177,454	$0.18	940,047	$0.27
Vested	(254,782)	$(0.25)	(925,047)	$(0.27)
Forfeited	(104,954)	$(0.19)	(50,000)	$(0.10)
Nonvested grants at end of period	119,768	$0.25	165,000	$0.22

As of June 30, 2022, there was $12,938 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of share grants made during the six months ended June 30, 2022 and 2021 was $0.18 per share and $0.27 per share, respectively. The aggregate fair value of share grants that vested during the six months ended June 30, 2022 and 2021 was $64,094 and $248,290, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument.” During the six months ended June 30, 2022, the Company replaced certain variable share contracts with a new fixed share compensation structure. As a result, the Company de-recognized $25,000 of deferred stock compensation and liability-classified equity instruments. Amortization of the remaining deferred stock compensation assets in the three and six months ended June 30, 2022 was $9,063 and $18,125, respectively. There was no amortization related to deferred stock compensation assets in the three or six months ended June 30, 2021. The liability will be converted to equity when shares are issued pursuant to prescribed vesting events.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION

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

Contingent acquisition consideration as of June 30, 2022 and December 31, 2021 was comprised of the following:

	June 30,	December 31,
	2022	2021

Fair value of HCFM contingent acquisition consideration	$—	$172,124
Fair value of CHM contingent acquisition consideration	280,752	276,529
Fair value of MOD contingent acquisition consideration	165,464	737,037
Total contingent acquisition consideration	446,216	1,185,690
Less: long term portion	(237,780)	(782,224)
Contingent acquisition consideration, current portion	$208,436	$403,466

During the three and six months ended June 30, 2022 and 2021, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Change in fair value of HCFM contingent acquisition consideration	$(31,121)	$(38,145)	$(35,259)	$(49,453)
Change in fair value of CHM contingent acquisition consideration	(10,599)	94,555	(4,223)	61,303
Change in fair value of MOD contingent acquisition consideration	135,488	218,201	571,572	(372,939)

	$93,768	$274,611	$532,090	$(361,089)

Maturities of contingent acquisition consideration were as follows as of June 30, 2022:

2022 (July to December)	$108,751
2023	173,115
2024	164,350
$446,216

Hughes Center for Functional Medicine Acquisition – April 2019

On April 12, 2019, the Company acquired a 100% interest in HCFM, a medical practice engaged in improving the health of its patients through individualized and integrative health care. Following the acquisition, HCFM was rebranded as NCFM and was combined with NWC to form the Company’s Health Services segment. Under the terms of acquisition, the Company paid the seller $500,000 in cash, issued 3,968,254 shares of the Company’s common stock and agreed to an earn-out provision of $500,000 that may be earned based on the performance of NCFM in the years ended on the first, second and third anniversary dates of the acquisition closing. The total consideration fair value represented a transaction fair value of $1,764,672. In May 2020, the Company paid the seller $47,000 in satisfaction of the year 1 earn out. In May 2021, the Company paid the seller $196,000 in satisfaction of the year 2 earn out. In May 2022, the Company paid the seller $207,384 in satisfaction of the year 3 earn out. The Company has no further earn out obligations related to the NCFM acquisition.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company, via AHP, is party to a Medicare Shared Savings Program Accountable Care Organization Participation Agreement with the CMS that establishes AHP as an ACO. The agreement is effective through December 31, 2024. The Company must comply with the terms and conditions of the agreement in order to maintain its status as an ACO and generate shared savings revenue.

The Company, via CHM, is party to approximately 33 separate participant agreements with participating providers that are members of the Company’s ACO with expiration dates through 2024. These agreements include certain restrictions and requirements to which the participating providers must adhere in order to maintain participation in the ACO.

Supplier Concentration

The Company relies on a single supplier for the fulfillment of approximately 96% of its product sales made through MOD.

Service contracts

The Company carries various service contracts on its office buildings & certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of June 30, 2022:

2022 (July to December)	$238,231
2023	396,833
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	855,047
Less interest	(124,066)
Present value of lease liabilities	$730,981

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

On July 1, 2018, the Company entered into an agreement with Mr. George O’Leary, the Company’s Chief Financial Officer and a member of the Board of Directors. If Mr. O’Leary’s employment is terminated by the Company (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Mr. O’Leary will be entitled to receive his base salary for a period of six months beginning on the date of termination. In addition to a base salary, the agreement provided Mr. O’Leary with certain performance-based cash bonuses, stock grants, and stock option grants. The agreement expired on June 30, 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 17 – SEGMENT REPORTING

The Company has four reportable segments: Health Services, Digital Healthcare, ACO/MSO and Medical Distribution. Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Company’s Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired with CHM, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended June 30, 2022 was as follows:

	Three Months Ended June 30, 2022
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,431,776	$—	$—	$—	$1,431,776
Subscription, consulting and event revenue	—	1,638	84,658	—	86,296
Product revenue	—	—	—	130,459	130,459
Total revenue	1,431,776	1,638	84,658	130,459	1,648,531

Operating Expenses
Practice salaries and benefits	816,398	—	—	—	816,398
Other practice operating expenses	639,119	—	—	—	639,119
Medicare shared savings expenses	—	—	237,149	—	237,149
Cost of product revenue	—	—	—	170,543	170,543
Selling, general and administrative expenses	—	1,209,235	—	46,276	1,255,511
Depreciation and amortization	30,418	1,594	—	176,900	208,912
Total Operating Expenses	1,485,935	1,210,829	237,149	393,719	3,327,632

(Loss) income from operations	$(54,159)	$(1,209,191)	$(152,491)	$(263,260)	$(1,679,101)

Other Segment Information
Interest expense (income)	$2,793	$1,695	$—	$—	$4,488
Change in fair value of contingent acquisition consideration	$—	$(93,768)	$—	$—	$(93,768)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2022 was as follows:

	Six Months Ended June 30, 2022
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$2,807,461	$—	$—	$—	$2,807,461
Subscription, consulting and event revenue	—	8,262	162,252	—	170,514
Product revenue	—	—	—	277,428	277,428
Total revenue	2,807,461	8,262	162,252	277,428	3,255,403

Operating Expenses
Practice salaries and benefits	1,534,471	—	—	—	1,534,471
Other practice operating expenses	1,201,770	—	—	—	1,201,770
Medicare shared savings expenses	—	—	464,878	—	464,878
Cost of product revenue	—	—	—	331,354	331,354
Selling, general and administrative expenses	—	2,474,111	—	116,540	2,590,651
Depreciation and amortization	55,936	3,066	—	353,800	412,802
Total Operating Expenses	2,792,177	2,477,177	464,878	801,694	6,535,926

Income (loss) from operations	$15,284	$(2,468,915)	$(302,626)	$(524,266)	$(3,280,523)

Other Segment Information
Interest expense (income)	$5,605	$3,906	$—	$—	$9,511
Change in fair value of contingent acquisition consideration	$—	$(532,090)	$—	$—	$(532,090)

	June 30, 2022
Identifiable assets	$2,324,726	$557,672	$1,122,804	$2,433,362	$6,438,564
Goodwill	$332,133	$—	$381,856	$766,249	$1,480,238

	December 31, 2021
Identifiable assets	$2,152,533	$3,450,332	$1,167,965	$2,775,621	$9,546,451
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2021 was as follows:

	Three Months Ended June 30, 2021
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,470,550	$—	$—	$—	$1,470,550
Subscription, consulting and event revenue	—	972	70,892	—	71,864
Product revenue	—	—	—	168,206	168,206
Total revenue	1,470,550	972	70,892	168,206	1,710,620

Operating Expenses
Practice salaries and benefits	903,032	—	—	—	903,032
Other practice operating expenses	511,004	—	—	—	511,004
Medicare shared savings expenses	—	—	197,463	—	197,463
Cost of product revenue	—	—	—	159,998	159,998
Selling, general and administrative expenses	—	1,073,712	—	73,766	1,147,478
Depreciation and amortization	28,974	595	—	176,900	206,469
Total Operating Expenses	1,443,010	1,074,307	197,463	410,664	3,125,444

Loss from operations	$27,540	$(1,073,335)	$(126,571)	$(242,458)	$(1,414,824)

Other Segment Information
Interest expense	$(1,758)	$344	$—	$(209)	$(1,623)
Gain on extinguishment of debt	$(502,959)	$(118,110)	$—	$(11,757)	$(632,826)
Change in fair value of contingent acquisition consideration	$—	$(274,611)	$—	$—	$(274,611)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2021 was as follows:

	Six Months Ended June 30, 2021
	Health Services	Digital Healthcare	ACO / MSO	Medical Distribution	Total
Revenue
Patient service revenue, net	$2,984,926	$—	$—	$—	$2,984,926
Subscription, consulting and event revenue	—	12,085	147,434	—	159,519
Product revenue	—	—	—	350,869	350,869
Total revenue	2,984,926	12,085	147,434	350,869	3,495,314

Operating Expenses
Practice salaries and benefits	1,566,969	—	—	—	1,566,969
Other practice operating expenses	1,241,788	—	—	—	1,241,788
Medicare shared savings expenses	—	—	408,970	—	408,970
Cost of product revenue	—	—	—	328,594	328,594
Selling, general and administrative expenses	—	2,379,032	—	134,583	2,513,615
Depreciation and amortization	57,297	1,190	—	359,640	418,127
Total Operating Expenses	2,866,054	2,380,222	408,970	822,817	6,478,063

Income (loss) from operations	$118,872	$(2,368,137)	$(261,536)	$(471,948)	$(2,982,749)

Other Segment Information
Interest expense	$2,439	$6,626	$—	$(100)	$8,965
(Gain) loss on extinguishment of debt	$(502,959)	$5,471,884	$—	$(11,757)	$4,957,168
Change in fair value of debt	$—	$19,246	$—	$—	$19,246
Change in fair value of contingent acquisition consideration	$—	$361,089	$—	$—	$361,089

	June 30, 2021
Identifiable assets	$2,163,058	$2,843,315	$1,101,230	$3,077,259	$9,184,862
Goodwill	$—	$—	$381,856	$766,249	$1,148,105

The Digital Healthcare made intercompany sales of $180 and $383 in the three months ended June 30, 2022 and 2021, respectively, and $460 and $563 in the six months ended June 30, 2022 and 2021, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $8,717 and $-0- in the three months ended June 30, 2022 and 2021, respectively, and $22,070 and $-0- in the six months ended June 30, 2022 and 2021, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022						As of December 31, 2021
	Level 1		Level 2		Level 3	Total	Level 1	Level 2	Level 3	Total
Liability-classified equity instruments	$	---	$	---	$136,250	$136,250	$—	$—	$162,500	$162,500
Contingent acquisition consideration		—		—	446,216	446,216	—	—	1,185,690	1,185,690

Total		$—		$—	$582,466	$582,466	$—	$—	$1,348,190	$1,348,190

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Convertible notes payable	$—	$—	$—	$(19,246)
Contingent acquisition consideration	93,768	274,611	532,090	(361,089)

Total	$93,768	$274,611	$532,090	$(380,335)

NOTE 19 – SUBSEQUENT EVENTS

On July 5, 2022, the Company sold 3,181,818 shares of common stock for cash in a private placement transaction to three separate accredited investors. The Company received $350,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 1,590,909 five-year warrants to purchase shares of common stock at an exercise price of $0.22 per share

On July 5, 2022, the Company entered into the SEPA with Yorkville, pursuant to which the Company shall have the right, but not the obligation, to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on July 5, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Company’s common stock equal to the commitment amount of 30,000,000 shares of common stock. Each SEPA Advance may be for a number of shares of common stock with an aggregate value of up to greater of: (i) an amount equal to thirty percent (30%) of the aggregate daily volume traded of the Company’s common stock for the three (3) trading days immediately preceding notice from the Company of an Advance, or (ii) 2,000,000 shares of common stock. The shares would be purchased at 96.0% of the average of the daily volume weighted average price of the Company’s common stock as reported by Bloomberg L.P. during regular trading hours during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville and would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance.

On July 11, 2022, the Company filed a Form S-1 registration statement registering up to 30,000,000 shares of common stock underlying the SEPA. The registration statement was declared effective on July 19, 2022. As consideration for Yorkville’s commitment to purchase shares of common stock at our direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, we issued to Yorkville 895,255 shares of common stock pursuant to the terms of the SEPA (the “commitment shares”), and (2) paid Yorkville’s structuring and due diligence fees of $10,000. Between July 19, 2022 and August 15, 2022, the Company completed three advances under the SEPA, receiving $88,897 in proceeds for the issuance of 683,100 shares of common stock.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 19 – SUBSEQUENT EVENTS (CONTINUED)

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville the Promissory Note with an initial principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Company received net proceeds of $522,500. The Promissory Note will mature on the six-month anniversary of execution. The Promissory Note accrues interest at a rate of 0%, but was issued with 5% original issue discount, and will be repaid in five equal monthly installments beginning on August 19, 2022. The Promissory Note may be repaid with the proceeds of an advance under the SEPA, or repaid in cash and, if repaid in cash, together with a 2% premium.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes the changes in our results of operations for the three months ended June 30, 2022 compared with the three months ended June 30, 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%

Patient service revenue, net	$1,431,776	$1,470,550	$(38,774)	-3%
Subscription, consulting and event revenue	86,296	71,864	14,432	20%
Product revenue	130,459	168,206	(37,747)	-22%
Total revenue	1,648,531	1,710,620	(62,089)	-4%

Operating Expenses and Costs
Practice salaries and benefits	816,398	903,032	(86,634)	-10%
Other practice operating expenses	639,119	511,004	128,115	25%
Medicare shared savings expenses	237,149	197,463	39,686	20%
Cost of product revenue	170,543	159,998	10,545	7%
Selling, general and administrative expenses	1,255,511	1,147,478	108,033	9%
Depreciation and amortization	208,912	206,469	2,443	1%
Loss from operations	(1,679,101)	(1,414,824)	(264,277)	19%

Other Income (Expenses)
Gain on extinguishment of debt	—	632,826	(632,826)	-100%
Change in fair value of contingent acquisition consideration	93,768	274,611	(180,843)	-66%
Interest expense	(4,488)	1,623	(6,111)	-377%
Total other income	89,280	909,060	(819,780)	-90%

Net loss	$(1,589,821)	$(505,764)	$(1,084,057)	214%

Revenue

Patient service revenue in the three months ended June 30, 2022 decreased by $38,774, or 3% year-over-year, to $1,431,776, primarily as a result of decreased patient service revenue at our NWC practice of $200,442 due to the departure of a physician and a decrease at BTG of $17,529, offset by a year-over-year increase at our NCFM practice of $142,797 and the addition of AEU revenue following its acquisition.

Subscription, consulting and event revenue in the three months ended June 30, 2022 increased by $14,432, or 20% year-over-year, to $86,296. Consulting revenue of $84,657 was earned by the ACO/MSO Division in 2022, compared to $70,893 in the three months ended June 30, 2021. Subscription and event revenue of $1,638 and $972 in 2022 and 2021, respectively, was earned from Digital Healthcare division subscription revenues.

Product revenue was $130,459 in the three months ended June 30, 2022, compared to $168,206 in the three months ended June 30, 2021, a decrease of $37,747, or 22%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits decreased by $86,634, or 10%, to $816,398 in the three months ended June 30, 2022, primarily as a result of cost-cutting measures at our NWC facility, offset by increased staffing at our NCFM facility corresponding to an increase in patient visits and revenue in 2022.

Other practice operating costs increased by $128,115, or 25%, to $639,119 in the three months ended June 30, 2022, primarily corresponding to an increase in NCFM patient visits and revenue in 2022 as well as the addition of costs associated with AEU following acquisition.

Medicare shared savings expenses increased by $39,686, or 20% to $237,149 in the three months ended June 30, 2022. Medicare shared savings expenses represent costs incurred to deliver Medicare shared savings revenue, including overhead and consulting fees related to advising participating physician practices, as well as the physicians’ portion of any shared savings received by the ACO.

Cost of product revenue was $170,543 in the three months ended June 30, 2022, an increase of $10,545, or 7%, compared to the same period of 2021. During the three months ended June 30, 2022, we made two sales with corresponding cost of product revenue of $89,395 for which we do not believe it is probable that we will collect from the customers. As a result, the cost of product revenue is recognized in the three months ended June 30, 2022 with no corresponding revenue recognized.

Selling, general and administrative costs increased by $108,033, or 9%, to $1,255,511 in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to more personnel, overhead, promotional and development costs in our corporate function in connection with our continued investment in the HealthLynked Network, offset by lower cash-based consulting, legal and accounting fees in 2022 compared to 2021.

Depreciation and amortization increased in the three months ended June 30, 2022 by $2,443, or 1%, to $208,912 compared to the three months ended June 30, 2021. We did not add any new intangible assets subject to amortization during either period.

Loss from operations increased by $264,277, or 19%, to $1,679,101 in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily as a result of increased selling, general and administrative costs and practice operating costs, as well as one-time product costs recognized with no corresponding revenue in second quarter 2022.

Other Income (Expenses)

Gain on extinguishment of debt in the three months ended June 30, 2021 was $632,826, resulting from the forgiveness of Paycheck Protection Program (the “PPP”) loans taken by us in 2020 that were forgiven by the U.S. Small Business Administration (the “SBA”) in May and June 2021. There were no gains or losses from the extinguishment of debt in 2022.

Gains from the change in fair value of contingent acquisition consideration decreased by $180,843, or 66%, to a gain of $93,768 in the three months ended June 30, 2022, compared to $274,611 in the three months ended June 30, 2021. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During each of the three months ended June 30, 2021, our share price decreased from the price at the end of the preceding quarter, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value of the liability.

Interest expense increased by $6,111, or 377%, to $4,488 for the three months ended June 30, 2022, compared to interest income of $1,623 in the three months ended June 30, 2021, as a result of the forgiveness of PPP loans in 2021. Remaining interest expense relates to long-term SBA loans.

Total other income decreased by $819,780, or 90%, to $89,280 in the three months ended June 30, 2022 compared to $909,060 in the three months ended June 30, 2021. The change was primarily a result of a $632,826 gain from the forgiveness of PPP loans in 2021, as well as higher gains on the change in fair value of contingent acquisition consideration in 2021.

Net loss increased by $1,084,057, or 214%, to $1,589,821 in the three months ended June 30, 2022, compared to net loss of $505,764 in the three months ended June 30, 2021, primarily as a result of (i) a $632,826 gain from the forgiveness of PPP loans in 2021, (ii) higher gains on the change in fair value of contingent acquisition consideration in 2021, (iii) increased selling, general and administrative costs and practice operating costs, and (iv) one-time product costs recognized with no corresponding revenue in second quarter 2022.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes the changes in our results of operations for the six months ended June 30, 2022 compared with the six months ended June 30, 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%

Patient service revenue, net	$2,807,461	$2,984,926	$(177,465)	-6%
Subscription, consulting and event revenue	170,514	159,519	10,995	7%
Product revenue	277,428	350,869	(73,441)	-21%
Total revenue	3,255,403	3,495,314	(239,911)	-7%

Operating Expenses and Costs
Practice salaries and benefits	1,534,471	1,566,969	(32,498)	-2%
Other practice operating expenses	1,201,770	1,241,788	(40,018)	-3%
Medicare shared savings expenses	464,878	408,970	55,908	14%
Cost of product revenue	331,354	328,594	2,760	1%
Selling, general and administrative expenses	2,590,651	2,513,615	77,036	3%
Depreciation and amortization	412,802	418,127	(5,325)	-1%
Loss from operations	(3,280,523)	(2,982,749)	(297,774)	10%

Other Income (Expenses)
Loss on extinguishment of debt	—	(4,957,168)	4,957,168	-100%
Change in fair value of debt	—	(19,246)	19,246	-100%
Change in fair value of contingent acquisition consideration	532,090	(361,089)	893,179	-247%
Interest expense	(9,511)	(8,965)	(546)	6%
Total other income (expenses)	522,579	(5,346,468)	5,869,047	-110%

Net loss	$(2,757,944)	$(8,329,217)	$5,571,273	-67%

Revenue

Patient service revenue in the six months ended June 30, 2022 decreased by $177,465, or 6% year-over-year, to $2,807,461, primarily as a result of decreased patient service revenue at our NWC practice of $399,647 due to the departure of a physician and a decrease at BTG of $15,205, offset by a year-over-year increase at our NCFM practice of $200,987 and the addition of AEU revenue following its acquisition.

Subscription, consulting and event revenue in the six months ended June 30, 2022 increased by $10,995, or 7% year-over-year to $170,514. Consulting revenue of $162,251 was earned by the ACO/MSO Division in 2022, compared to $147,434 in the three months ended June 30, 2021. Subscription and event revenue of $8,262 and $12,805 in 2022 and 2021, respectively, was earned from Digital Healthcare division subscription revenues.

Product revenue was $277,428 in the six months ended June 30, 2022, compared to $350,869 in the six months ended June 30, 2021, a decrease of $73,441, or 21%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits decreased by $32,498, or 2%, to $1,534,471 in the six months ended June 30, 2022 primarily as a result of cost-cutting measures at our NWC facility, offset by increased staffing at our NCFM facility corresponding to an increase in patient visits and revenue in 2022.

Other practice operating costs decreased by $40,018, or 3%, to $1,201,770 in the six months ended June 30, 2022, due to reduced overhead at our NWC and NCFM facilities on a year-to-date basis, offset by the addition of costs associated with AEU following its acquisition.

Medicare shared savings expenses increased by $55,908, or 14% to $464,878 in the six months ended June 30, 2022.

Cost of product revenue was $331,354 in the six months ended June 30, 2022, an increase of $2,760, or 1%, compared to the same period of 2021. During the six months ended June 30, 2022, we made two sales with corresponding cost of product revenue of $89,395 for which we do not believe it is probable that we will collect from the customers. As a result, the cost of product revenue is recognized in the three months ended June 30, 2022 with no corresponding revenue recognized.

Selling, general and administrative costs increased by $77,036, or 3%, to $2,590,651 in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to more personnel, overhead, promotional and development costs in our corporate function in connection with our continued investment in the HealthLynked Network, offset by lower stock-based and cash-based consulting fees, and legal and accounting fees in 2022 compared to 2021.

Depreciation and amortization decreased in the six months ended June 30, 2022 by $5,325, or 1%, to $412,802 compared to the six months ended June 30, 2021, primarily as a result of certain fixed assets reaching the end of their depreciable lives. We did not add any new intangible assets subject to amortization during either period.

Loss from operations increased by $297,774, or 10%, to $3,280,523 in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of lower patient service and product revenue and an increase in selling, general and administrative and Medicare shared savings expense, offset by reductions in practice costs.

Other Income (Expenses)

Loss on extinguishment of debt in the six months ended June 30, 2021 was $4,957,168 resulting from (i) a loss on debt extinguishment of $5,463,592 representing the excess of the fair value of shares and a warrant issued at conversion of convertible notes over the carrying value of the host instruments and accrued interest, and (ii) a debt extinguishment gain of $632,826 related to the forgiveness of PPP loans in May and June 2021. There were no gains or losses from the extinguishment of debt in 2022.

Losses from the change in fair value of debt was $19,246 in the six months ended June 30, 2021. Such losses resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period was recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value, and therefore no change in fair value of debt in the six months ended June 30, 2022

Gain (loss) from the change in fair value of contingent acquisition consideration increased by $893,179, or 247%, to a gain of $532,090 in the six months ended June 30, 2022, compared to a loss of $361,089 in the six months ended June 30, 2021. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the six months ended June 30, 2021, our share price increased substantially, resulting in an increase in the fair value of the contingent acquisition consideration liability and a corresponding loss from the change in fair value. During the six months ended June 30, 2022, our share price decreased substantially, resulting in a gain from the decrease in fair value of the liability.

Interest expense increased by $546, or 6%, to $9,511 for the six months ended June 30, 2022, compared to interest expense of $8,965 in the six months ended June 30, 2021, as a result of the repayment and conversion of convertible notes and notes payable to related parties during 2020 and forgiveness of PPP loans in 2021, leaving low-interest government loans as our only debt.

Total other income (expenses) increased by $5,869,047, or 110%, to income of $522,579 in the six months ended June 30, 2022 compared to expense of $5,346,468 in the six months ended June 30, 2021. The change was primarily a result of a $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, and a gain from the change in fair value of contingent acquisition recognized in the six months ended June 30, 2022, contrasted to a loss in the six months ended June 30, 2021, due principally to the fixed-share structure of the MOD contingent consideration.

Net loss decreased by $5,571,273, or 67%, to $2,757,944 in the six months ended June 30, 2022, compared to net loss of $8,329,217 in the six months ended June 30, 2021, primarily as a result of (i) a loss on extinguishment of debt of $5,589,994 in 2021 associated with the retirement of our last remaining convertible notes payable, (ii) a $532,090 gain from the change in fair value of contingent acquisition recognized in 2022, as compared to a loss of $361,089 in 2021, due principally to the fair value impact of changes in our stock price on the fixed-share structure of the MOD contingent acquisition consideration, (iii) a decrease in patient services revenue at our NWC facility and a decrease in product revenue, and (iv) an increase in selling, general and administrative and Medicare shared savings expense, offset by (v) decreases in practice salaries and operating costs in our Health Services division.

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

Liquidity and Capital Resources

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (August 15, 2022). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before August 15, 2023.

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

We have experienced net losses and cash outflows from operating activities since inception. As of June 30, 2022, we had cash balances of $251,118, a working capital deficit of $1,381,166 and an accumulated deficit of $34,963,133. For the six months ended June 30, 2022, we had a net loss of $2,757,944, net cash used by operating activities of $2,518,152, and no cash provided by financing activities. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to our ability to meet our obligations and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the condensed consolidated financial statements were issued.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we shall have the right to sell to Yorkville up to 30,000,000 of our shares of common stock, par value $0.0001 per share, at our request any time during the commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by us from those sales, if any.

On July 11, 2022, we filed a Form S-1 registration statement registering up to 30,000,000 shares of common stock underlying the SEPA. The registration statement was declared effective on July 19, 2022. Between July 19, 2022 and August 15, 2022, we completed three advances under the SEPA, receiving $88,897 in proceeds for the issuance of 683,100 shares of common stock.

On July 19, 2022, pursuant to a Note Purchase Agreement between us and Yorkville, dated July 5, 2022, we issued to Yorkville a promissory note with an initial principal amount equal to $550,000 (the “Promissory Note”) at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. We received net proceeds of $522,500. The Promissory Note will mature on the six-month anniversary of execution. The Promissory Note accrues interest at a rate of 0%, but was issued with 5% original issue discount, and will be repaid in five equal monthly installments beginning on August 19, 2022. The Promissory Note may be repaid with the proceeds of an advance under the SEPA, or repaid in cash and, if repaid in cash, together with a 2% premium.

Without raising additional capital, either via Advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through August 15, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

We are marketing the HealthLynked Network by targeting large health systems, hospitals and universities. In addition, we are marketing via direct-to-patient marketing, affiliated marketing campaigns, co-marketing with our Medical Distribution businesses subsidiary MOD, and expanded southeast regional sales efforts. Our initial sales strategy is utilizing Internet-based marketing to increase penetration to targeted geographical areas. These campaigns are focused on both physician providers and patient members. We also are leveraging MOD’s discounted medical supplies as an offering to our patient and physician members in both the HealthLynked Network and our ACO network. We also intend to utilize physician telesales through the use of telesales representatives whom we will hire as access to capital allows. If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(2,518,152)	$(2,261,352)
Investing Activities	(531,864)	(203,399)
Financing activities	9,488	4,892,202
Net increase (decrease) in cash	$(3,040,528)	$2,427,451

Operating Activities – During the six months ended June 30, 2022, we used cash from operating activities of $2,518,152, as compared with $2,261,352 in the six months ended June 30, 2021. The increase in cash usage results primarily from increased selling, general and administrative costs increased related to our continued expansion and investment in developing and marketing the HealthLynked Network.

Investing Activities – During the six months ended June 30, 2022, we used $531,864 in investing activities, including $300,916 used to acquire AEU (net of cash acquired), $207,384 contingent acquisition consideration payment paid the sellers of NCFM related to the third and final year of earn-out, and $23,564 to acquire fixed assets. During the six months ended June 30, 2021, we used $203,399 in investing activities, including $196,000 contingent acquisition consideration payment paid the sellers of NCFM related to the second year of earn-out, plus $7,399 for the acquisition of computers and equipment.

Financing Activities – During the six months ended June 30, 2022, we received $10,000 from the sale of common stock and paid $512 against notes acquired in the AEU transaction. Cash generated in the six months ended June 30, 2021 was comprised mainly of $4,649,360 from the sale of common stock pursuant to private placements and puts under the now-expired July 2016 $3 million investment agreement and $293,951 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report:

On May 18, 2022, we sold 66,667 shares of common stock for cash in a private placement transaction to an accredited investor. We received $10,000 in proceeds from the sale. In connection with the stock sale, we also issued 33,334 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 – Compensatory Arrangements of Certain Officers

On August 12, 2022, the Board of Directors of the Company approved an increase in the base salary of George O’Leary, the Company’s Chief Financial Officer, from $200,000 to $250,000 per year. The increase was effective immediately.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Standby Equity Purchase Agreement, dated July 5, 2022, by and between HealthLynked Corp. and YA II PN, Ltd. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 8, 2022)
10.2	Note Purchase Agreement, dated July 5, 2022, by and between HealthLynked Corp. and YA II PN, Ltd. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 8, 2022)
10.3	Promissory Note, dated July 19, 2022 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 22, 2022)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)