Form 10-Q
period 2022-09-30
HealthLynked Corp
filed 2022-11-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 254,382,625 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash	$158,160	$3,291,646
Accounts receivable, net of allowance for doubtful accounts of $-0- and $13,972 as of September 30, 2022 and December 31, 2021, respectively	63,855	86,287
Inventory	188,546	134,930
Prepaid expenses and other	94,968	137,630
Total Current Assets	505,529	3,650,493

Property, plant and equipment, net of accumulated depreciation of $368,985 and $283,512 as of September 30, 2022 and December 31, 2021, respectively	441,332	350,482
Intangible assets, net of accumulated amortization of $1,410,250 and $873,417 as of September 30, 2022 and December 31, 2021, respectively	4,343,288	4,880,121
Goodwill	1,468,063	1,148,105
Right of use lease assets	636,267	526,730
Deferred equity compensation and deposits	84,091	138,625

Total Assets	$7,478,570	$10,694,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,194,293	$790,843
Contract liabilities	65,252	72,838
Lease liability, current portion	378,759	288,966
Due to related party, current portion	300,600	300,600
Notes payable, current portion, net of unamortized original issue discount of $20,879 and $-0- as of September 30, 2022 and December 31, 2021	397,869	---
Liability-classified equity instruments, current portion	30,625	61,250
Contingent acquisition consideration, current portion	128,074	403,466
Total Current Liabilities	2,495,472	1,917,963

Long-Term Liabilities
Government notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	52,500	101,250
Contingent acquisition consideration, long term portion	184,659	782,224
Lease liability, long term portion	259,845	239,225

Total Liabilities	3,442,476	3,490,662

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 247,857,625 and 237,893,473 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	24,786	23,789
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 1,329,469 and 719,366 shares as of September 30, 2022 and December 31, 2021, respectively	345,345	282,347
Additional paid-in capital	40,410,147	39,100,197
Accumulated deficit	(36,746,934)	(32,205,189)
Total Shareholders’ Equity	4,036,094	7,203,894

Total Liabilities and Shareholders’ Equity	$7,478,570	$10,694,556

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Patient service revenue, net	$1,262,253	$1,394,356	$4,069,714	$4,379,282
Medicare shared savings revenue	---	2,419,312	---	2,419,312
Subscription, consulting and event revenue	89,977	69,595	260,491	229,114
Product revenue	95,449	161,456	372,877	512,325
Total revenue	1,447,679	4,044,719	4,703,082	7,540,033

Operating Expenses and Costs
Practice salaries and benefits	810,058	739,024	2,344,529	2,305,993
Other practice operating expenses	695,300	549,086	1,897,070	1,790,874
Medicare shared savings expenses	337,533	1,748,585	802,411	2,157,555
Cost of product revenue	87,775	145,432	419,129	474,026
Selling, general and administrative expenses	1,088,133	1,147,591	3,678,784	3,661,206
Depreciation and amortization	209,504	205,311	622,306	623,438
Total Operating Expenses and Costs	3,228,303	4,535,029	9,764,229	11,013,092

Loss from operations	(1,780,624)	(490,310)	(5,061,147)	(3,473,059)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	---	---	---	(4,957,168)
Change in fair value of debt	---	---	---	(19,246)
Financing cost	(110,000)	---	(110,000)	---
Amortization of original issue discounts on notes payable	(21,020)	---	(21,020)	---
Change in fair value of contingent acquisition consideration	133,483	126,411	665,573	(234,678)
Interest (expense) income	(5,640)	(4,118)	(15,151)	(13,083)
Total other income (expenses)	(3,177)	122,293	519,402	(5,224,175)

Net loss before provision for income taxes	(1,783,801)	(368,017)	(4,541,745)	(8,697,234)

Provision for income taxes	---	---	---	---

Net loss	(1,783,801)	(368,017)	(4,541,745)	(8,697,234)

Deemed dividend - amortization of beneficial conversion feature	(88,393)	(88,393)	(265,179)	(265,179)

Net loss to common shareholders	$(1,872,194)	$(456,410)	$(4,806,924)	$(8,962,413)

Net loss per share to common shareholders, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.04)
Fully diluted	(0.01)	(0.00)	(0.02)	(0.04)

Weighted average number of common shares:
Basic	243,355,562	232,203,244	240,006,507	224,658,709
Fully diluted	243,355,562	232,203,244	240,006,507	224,658,709

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894
Consultant and director fees payable with common shares and warrants	5,250	---	1	---	73,470	8,044	---	81,515
Shares and options issued to employees	133,000	---	13	---	(37,777)	64,547	---	26,783
Exercise of stock options	1,394	---	---	---	---	---	---	---
Net loss	---	---	---	---	---	---	(1,168,123)	(1,168,123)
Balance at March 31, 2022	238,033,117	2,750,000	23,803	2,750	318,040	39,172,788	(33,373,312)	6,144,069
Sales of common stock	66,667	---	7	---	---	8,270	---	8,277
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	1,723	---	1,723
Shares issued in acquisition of AEU	871,633	---	79	---	---	103,725	---	103,804
Consultant and director fees payable with common shares and warrants	79,011	---	16	---	58,252	47,164	---	105,432
Shares and options issued to employees	30,000	---	3	---	(31,250)	62,364	---	31,117
Net loss	---	---	---	---	---	---	(1,589,821)	(1,589,821)
Balance at June 30, 2022	239,080,428	2,750,000	23,908	2,750	345,042	39,396,034	(34,963,133)	4,804,601
Sales of shares pursuant to Standby Equity Purchase Agreement	2,708,100	---	271	---		297,134	---	297,405
Stock based financing fees	895,255	---	90	---		99,910	---	100,000
Other sales of common stock	4,931,818		493			405,587		406,080
Fair value of warrants allocated to proceeds of common stock		---		---		118,920	---	118,920
Consultant and director fees payable with common shares and warrants	142,024	---	14	---	43,803	49,036	---	92,853
Shares and options issued to employees	100,000	---	10	---	(43,500)	43,526	---	36
Net loss	---	---	---	---	---	---	(1,783,801)	(1,783,801)
Balance at September 30, 2022	247,857,625	2,750,000	24,786	2,750	345,345	40,410,147	(36,746,934)	4,036,094

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

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022		2021
Cash Flows from Operating Activities
Net loss		$(4,541,745)		$(8,697,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		622,306		623,438
Stock based compensation, including amortization of deferred equity compensation		326,485		574,998
Amortization of debt discount		21,020		---
Stock-based financing cost		100,000		---
Loss on extinguishment of debt		---		4,957,168
Change in fair value of debt		---		19,246
Change in fair value of contingent acquisition consideration		(665,573)		234,678
Changes in operating assets and liabilities:
Accounts receivable		22,432		(25,831)
Inventory		(40,345)		(11,706)
Prepaid expenses and deposits		29,072		(40,516)
Right of use lease assets		255,632		78,835
Accounts payable and accrued expenses		370,413		800,732
Lease liability		(254,756)		(82,102)
Contract liabilities		(7,585)		(58,890)
Net cash used in operating activities		(3,762,644)		(1,627,184)

Cash Flows from Investing Activities
Acquisition, net of cash acquired		(313,802)		---
Payment of contingent acquisition consideration		(207,384)		(322,106)
Acquisition of property and equipment		(23,564)		(12,475)
Net cash used in investing activities		(544,750)		(334,581)

Cash Flows from Financing Activities
Proceeds from sale of common stock		706,787		6,949,281
Proceeds from exercise of options and warrants		---		350,200
Proceeds from notes payable		522,500		---
Repayment of notes payable		(55,379)		(51,109)
Net cash provided by financing activities		1,173,908		7,248,372

Net (decrease) increase in cash		(3,133,486)		5,286,607
Cash, beginning of period		3,291,646		162,184

Cash, end of period		$158,160		$5,448,791

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$2,514		$232
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of shares issued as purchase price consideration		$103,804	$	---
Common stock issuable issued during period		$112,528		$192,547
Net carrying value of equity liabilities (assets) written off		$21,359	$	---
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance		$125,618	$	---
Debt discount and original issue discount allocated to proceeds of notes payable		$38,500	$	---
Recognition of operating lease: right of use asset and lease liability		$284,905	$	---
Forgiveness of government loans	$	---		$632,826
Fair value of warrants issued for professional service	$	---		$36,030
Incremental fair value of warrants modified to extend maturity date of convertible notes payable	$	---		$126,502
Conversion of convertible note payable to common shares	$	---		$4,061,549
Fair value of warrants issued in connection with conversion of convertible notes payable	$	---		$3,074,637
Accrued liabilities relieved upon cashless exercise of warrants	$	---		$614,221
Contingent acquisition consideration payable in common stock	$	---		$366,300

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company currently operates in four distinct divisions: the Health Services Division, the Digital Healthcare Division, the ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. As described in Note 18, “Subsequent Events,” during October 2022, the Company’s Board of Directors approved the sale of the ACO/MSO Division. The Company expects to complete sale by first quarter 2023 and use the cash proceeds generated from the sale to supplement its operating cash requirements and pursue additional acquisitions.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2022, as amended by the Company’s Form 10-K/A filed with the Commission on June 3, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

SEPTEMBER 30, 2022

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

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the nine months ended September 30, 2022 or 2021 to the judgments applied in determining the amount and timing of patient service revenue.

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

SEPTEMBER 30, 2022

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

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and from those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM, BTG and AEU are provided on a cash basis and not submitted through third party insurance providers. Contract liabilities related to prepaid BTG patient service revenue were $23,015 and $42,530 as of September 30, 2022 and December 31, 2021, respectively.

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

Consulting and Event Revenue

Also pursuant to ASC 606, the Company recognizes service revenue as services are provided, with any unearned but paid amounts recorded as a contract liability at each balance sheet date. Contract liabilities related to consulting revenue were $25,000 and $25,000 as of September 30, 2022 and December 31, 2021, respectively. Event revenue, comprised of admission fees for summit events, is recognized when an event is held.

Product Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue were $17,237 and $5,308 as of September 30, 2022 and December 31, 2021, respectively. There were no contract assets as of September 30, 2022 or December 31, 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales are made inclusive of sales tax, where such sales tax is applicable. Sales tax is applicable on sales made in the state of Florida, where the Company has physical nexus. The Company has determined that it does not have economic nexus in any other states. The Company does not sell products outside of the United States.

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products. Product return allowance was $5,643 and $14,834 as of September 30, 2022 and December 31, 2021, respectively.

Contract Liabilities

Contract liabilities represent payments from customers for consulting services, patient services and medical products that precede the Company’s service or product fulfillment performance obligation. The Company’s total contract liabilities balance were $65,252 and $72,838 as of September 30, 2022 and December 31, 2021, respectively.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022 and December 31, 2021, the Company had $-0- and $2,957,040 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48% of total billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2022 and December 31, 2021, the Company’s gross patient services accounts receivable were $84,905 and $193,363, respectively, and net patient services accounts receivable were $41,349 and $86,287, respectively, based upon net reporting of accounts receivable. The Company also had consulting services receivable of $22,506 and $-0- as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s allowance of doubtful accounts was $-0- and $13,972, respectively.

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

SEPTEMBER 30, 2022

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. No impairment charges were recognized in the three and nine months ended September 30, 2022 or 2021.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three and nine months ended September 30, 2022 and 2021, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2022 and 2021, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2022 and December 31, 2021, potentially dilutive securities were comprised of (i) 62,259,569 and 59,796,992 warrants outstanding, respectively, (ii) 3,999,250 and 3,456,250 stock options outstanding, respectively, (iii) 219,768 and 302,050 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 1,329,469 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (November 14, 2022). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 14, 2023.

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

The Company has experienced net losses and cash outflows from operating activities since inception. As of September 30, 2022, the Company had cash balances of $158,160, a working capital deficit of $1,989,943 and an accumulated deficit of $36,746,934. For the nine months ended September 30, 2022, the Company had a net loss of $4,541,745, net cash used by operating activities of $3,762,644, and $1,173,908 provided by financing activities. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. The sale of common stock pursuant to the SEPA provides the Company with additional cash flow availability for operational purposes. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the three and nine months ended September 30, 2022, the Company made 11 advances under the SEPA, receiving $297,405 in proceeds for the issuance of 2,708,100 shares of common stock, of which $125,618 was applied to the balance of the Promissory Note (as defined below).

On July 19, 2022, the Company issued to Yorkville a promissory note with an initial principal amount equal to $550,000 (the “Promissory Note”) at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note will mature on the six-month anniversary of execution (See Note 12, “Notes Payable,” below for additional information). During the three and nine months ended September 30, 2022, the Company made payments of $149,595 against the Promissory Note, including $125,618 applied from proceeds of sales of common stock under the SEPA. The unpaid principal balance as of September 30, 2022 was $411,405.

As described further in Note 18, “Subsequent Events,” during October 2022, the Company’s Board of Directors approved a plan to sell the ACO/MSO Division, comprised of the operations of CHM and its subsidiary AHP, which were acquired by the Company on May 18, 2020. CHM and AHP operate an ACO that assists physician practices in providing coordinated and more efficient care to patients via the MSSP, as administered by the CMS, which rewards providers for efficiency in patient care. The Company expects to use the cash proceeds generated from a sale to supplement its operating cash requirements and pursue additional acquisitions. The Company expects to complete a sale by the first quarter of 2023.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 14, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Under the terms of acquisition, the Company paid AEU equity holders consideration of (i) $139,923 cash (less $11,198 cash on hand at AEU as of the closing date), (ii) payment in cash of direct financial obligation of AEU on, or in close proximity to, the date of the business combination, in the amount of $185,077, and (iii) 792,394 shares of Company common stock at closing with a fair value of $103,804 determined using the average closing price of the Company’s common shares for the five days preceding the acquisition date. The total consideration fair value represents a transaction value of $417,606. The following table summarizes the fair value of consideration paid:

Fair value of shares issued at closing	$103,804
Cash consideration	139,923
Payment of AEU debt obligations in cash	185,077
Less cash received	(11,198)
Total Fair Value of Consideration Paid	$417,606

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 4 – ACQUISITION (CONTINUED)

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

Inventory	$13,272
Fixed assets	152,759
Right of use lease asset	80,264
Accounts payable and accruals	(33,037)
Loans payable	(35,346)
Lease liability	(80,264)
Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$97,648

Goodwill of $319,958 arising from the acquisition consists of value associated with the legacy name. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table represents the pro forma consolidated income statement as if AEU had been included in the consolidated results of the Company for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Revenue	$4,919,274	$5,245,035
Net loss	$(4,455,431)	$(8,568,344)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AEU to reflect the additional depreciation that would have been charged assuming the fair value adjustments to property, plant and equipment had been applied on January 1 of the period presented.

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

Insurance prepayments	$20,899	$25,020
Other expense prepayments	30,910	50,860
Rent deposits	44,125	49,125
Deferred equity compensation	83,125	151,250
Total prepaid expenses and other	179,059	276,255
Less: long term portion	(84,091)	(138,625)
Prepaid expenses and other, current portion	$94,968	$137,630

Deferred equity compensation reflects common stock grants made in 2021 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $255,000. Amortization was $1,359 and $-0-, respectively, in the three months ended September 30, 2022 and $19,484 and $-0-, respectively, in the nine months ended September 30, 2022 and 2021. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

Medical equipment	$493,854	$484,126
Furniture, office equipment and leasehold improvements	316,463	149,868

Total property, plant and equipment	810,317	633,994
Less: accumulated depreciation	(368,985)	(283,512)

Property, plant and equipment, net	$441,332	$350,482

Depreciation expense during the three months ended September 30, 2022 and 2021 was $30,537 and $26,343, respectively. Depreciation expense during the nine months ended September 30, 2022 and 2021 was $85,473 and $80,764, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
CHM: ACO physician contracts	1,073,000	1,073,000
MOD: Website	3,538,000	3,538,000

Total intangible assets	5,753,538	5,753,538
Less: accumulated amortization	(1,410,250)	(873,417)

Intangible assets, net	$4,343,288	$4,880,121

Goodwill as of September 30, 2022 and December 31, 2021 was as follows:

	September 30,	December 31,
	2022	2021

CHM	$381,856	$381,856
MOD	766,249	766,249
AEU	319,958	---

Goodwill	$1,468,063	$1,148,105

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Amortization expense related to intangible assets in the three months ended September 30, 2022 and 2021 was $178,967 and $178,968, respectively. Amortization expense in the nine months ended September 30, 2022 and 2021 was $536,833 and $542,674, respectively. No impairment charges were recognized related to goodwill and intangible assets in the three and nine months ended September 30, 2022 or 2021.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM, BTG and AEU practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2023, May 2025, March 2023, March 2026, November 2023, November 2023 and January 2027, respectively. As of September 30, 2022, the Company’s weighted-average remaining lease term relating to its operating leases was 2.1 years, with a weighted-average discount rate of 11.36%.

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Lease assets	$636,267	$526,730

Lease liabilities
Lease liabilities (short term)	$378,759	$288,966
Lease liabilities (long term)	259,845	239,225
Total lease liabilities	$638,604	$528,191

Lease expense was $123,069 and $99,544 in the three months ended September 30, 2022 and 2021, respectively, and $31,814 and $241,909 in the nine months ended September 30, 2022 and 2021, respectively.

Maturities of operating lease liabilities were as follows as of September 30, 2022:

2022 (October to December)	$119,116
2023	396,833
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	735,932
Less interest	(97,328)
Present value of lease liabilities	$638,604

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

Trade accounts payable	$649,185	$306,220
Accrued payroll liabilities	94,106	172,500
Accrued operating expenses	391,653	265,411
Accrued interest	59,349	46,712
	$1,194,293	$790,843

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

Patient services paid but not provided	$23,015	$42,530
Consulting services paid but not provided	25,000	25,000
Unshipped products	17,237	5,308
	$65,252	$72,838

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

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2022 and December 31, 2021 were comprised of deferred compensation payable to the Company’s founder and CEO, Dr. Michael Dent, in the amount of $300,600.

The Company paid consulting fees to Dr. Dent’s spouse pursuant to a consulting agreement amounting to $39,038 and $33,462 in the three months ended September 30, 2022 and 2021, respectively, and $100,385 and $111,731 in the nine months ended September 30, 2022 and 2021, respectively.

NOTE 12 – NOTES PAYABLE

Notes payable as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

SBA Disaster relief loans	$450,000	$450,000
Promissory note payable to SEPA investor	411,405	---
AEU note payable	7,343	---
Face value of notes payable	868,748	450,000
Less: unamortized discount	(20,879)	---
Notes payable, total	847,869	450,000
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$397,869	$ ---

Government Notes Payable

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

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

Interest accrued on SBA loans as of September 30, 2022 and December 31, 2021 was $37,359 and $24,723, respectively. Interest expense on the loans was $4,252 and $4,226 for the three months ended September 30, 2022 and 2021, respectively, and $12,636 and $12,594 for the nine months ended September 30, 2022 and 2021, respectively.

Promissory and Other Notes Payable

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville the Promissory Note with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note includes a 5% original issue discount, accrues interest at a rate of 0%, and will be repaid in five equal monthly installments beginning on August 19, 2022. Each monthly installment includes a 2% payment premium, totaling $561,000 in total cash repayments. The Company received net proceeds of $522,500. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the discount was $18,480 in each of the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company made payments of $149,595 against the Promissory Note , including $125,618 applied from proceeds of sales of common stock under the SEPA. The unpaid principal balance was $411,405 and the unamortized discount balance was $20,020 as of September 30, 2022.

In connection with the May 13, 2022 acquisition of AEU, the Company acquired (i) a bank note payable with a remaining principal balance of $9,689 that was repaid in full during July 2022, and (ii) a note payable to a third-party lender (the “AEU Note”) with a remaining principal balance of $29,057, an original issue discount of $3,400, and a net carrying value of $25,657. Amortization expense related to the AEU Note discount was $2,540 in each of the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company made payments of $14,340 and $21,713, respectively, against the Promissory Note. The unpaid principal balance was $7,343 and the unamortized discount balance was $859 as of September 30, 2022.

Convertible Notes Payable

The Company had no convertible notes payable as of September 30, 2022 or December 31, 2021.

On January 6, 2021, the holder of four fixed rate convertible promissory notes with a face value of $1,038,500 – comprised of a $550,000 6% fixed convertible secured promissory note dated July 7, 2016 (the “$550k Note”), a $50,000 10% fixed convertible commitment fee promissory note dated July 7, 2016 (the “$50k Note”), $81,000 of principal remaining on a $111,000 10% fixed convertible secured promissory note dated May 22, 2017 (the “$111k Note”), and a $357,500 10% fixed convertible note dated April 15, 2019 (the “$357.5k Note” and together with the $550k Note, the $50k Note and the $111k Note, the “Extended Notes”) – agreed to extend the maturity date on the Extended Notes to January 14, 2021. In exchange for the extension, the Company agreed to extend the expiration date of 3,508,333 existing warrants held by the holder (the “Extended Warrants”) from dates between July 2021 and March 2022 until March 2023. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified Extended Notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded in the amount of $126,502 in the nine months ended September 30, 2021, equal to the incremental fair value of the Extended Warrants before and after the modification.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On January 14, 2021, the Company and the holder of the Extended Notes entered into a series of agreements pursuant to which (i) the holder agreed to convert the full face value of $1,038,500 and $317,096 of accrued interest on the Extended Notes into 13,538,494 shares of common stock pursuant to the original conversion terms of the underlying notes, (ii) the holder agreed to a 180-day leak out provision, whereby, from and after January 14, 2021, it may not sell shares of the Company’s common stock in excess of 5% of the Company’s daily trading volume for the first 90 days and 10% of the Company’s daily volume for the next 90 days, subject to certain exceptions, (iii) the holder agreed to release all security interests and share reserves related to the Extended Notes, and (iv) the Company issued to the holder a new five-year warrant to purchase 13,538,494 shares of common stock at an exercise price of $0.30 per share. In connection with the conversion, the Company recognized a loss on debt extinguishment of $5,463,492 in the nine months ended September 30, 2021, representing the excess of the fair value of the shares and warrant issued at conversion over the carrying value of the host instrument and accrued interest. Following the conversion, the Company had no further convertible notes outstanding.

Prior to conversion, the Extended Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value were $-0- in each of the three months ended September 30, 2022 and 2021 and were $-0- and $19,246 during the nine months ended September 30, 2022 and 2021, respectively.

Interest expense on convertible notes outstanding were $-0- and $4,372 during the three and nine months ended September 30, 2021, respectively. There was no interest on convertible notes during the three and nine months ended September 30, 2022.

NOTE 13 – SHAREHOLDERS’ EQUITY

SEPA Advances

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

As consideration for Yorkville’s irrevocable commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company paid Yorkville’s structuring and due diligence fees of $10,000 in cash and issued to Yorkville 895,255 shares of common stock with a fair value of $100,000 as a commitment fee. During the three and nine months ended September 30, 2022, the Company recognized $110,000 in other expense “Financing Cost” in the accompanying consolidated statement of operations.

During the three and nine months ended September 30, 2022, the Company made 11 advances under the SEPA, receiving $297,405 in proceeds for the issuance of 2,708,100 shares of common stock, of which $125,618 was applied to the balance of the Promissory Note.

Private Placements

During the nine months ended September 30, 2022, the Company sold 4,998,485 shares of common stock to six separate investors in private placement transactions. The Company received $535,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 3,249,244 five-year warrants to purchase shares of common stock at exercise prices between $0.12 and $0.25 per share.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2021, the Company sold 13,161,943 shares of common stock in 53 separate private placement transactions. The Company received $4,328,725 in proceeds from the sales. In connection with these stock sales, the Company also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

Prior Investment Agreement Draws

During the nine months ended September 30, 2021, the Company issued 3,006,098 common shares pursuant to draws made by the Company under the now-expired July 2016 $3 million investment agreement and received an aggregate of $900,636 in net proceeds from the draws.

Shares issued to Consultants

During the nine months ended September 30, 2022 and 2021, the Company issued 305,524 and 677,242 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $37,696 and $151,322 in the nine months ended September 30, 2022 and 2021, respectively.

Common Stock Issuable

As of September 30, 2022 and December 31, 2021, the Company was obligated to issue the following shares:

	September 30, 2022		December 31, 2021
	Amount	Shares	Amount	Shares
Shares issuable to consultants, employees and directors	$345,345	1,329,469	$282,347	719,366

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2022 and 2021 are summarized as follows:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	59,796,992	$0.25	51,352,986	$0.17
Granted during the period	3,249,244	$0.17	22,421,026	$0.39
Exercised during the period	---	$ ---	(13,637,020)	$(0.18)
Expired during the period	(786,667)	$(0.44)	---	$ ---
Outstanding at end of the period	62,259,569	$0.24	60,136,992	$0.25

Exercisable at end of the period	62,259,569	$0.24	60,136,992	$0.25

Weighted average remaining life	2.6 years		3.4 years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2022:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	14,789,573	2.3	$0.07	14,789,573	$0.07
$0.10 to 0.24	12,690,290	2.7	$0.17	12,690,290	$0.17
$0.25 to 0.49	31,319,782	2.6	$0.31	31,319,782	$0.31
$0.50 to 1.05	3,459,924	3.8	$0.69	3,459,924	$0.69
$0.05 to 1.00	62,259,569	2.6	$0.24	62,259,569	$0.24

During the nine months ended September 30, 2022 and 2021, the Company issued 3,249,244 and 22,421,026 warrants, respectively, the aggregate grant date fair value of which was $151,909 and $5,823,476, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	2.94%	0.38% to 0.97%
Expected life range (in years)	5.00 years	3.00 to 5.00 years
Volatility range	74.50%	170.58% to 193.21%
Dividend yield	0.00%	0.00%

There were no warrants exercised during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company received $333,750 upon the exercise of 3,065,278 warrants with exercise prices between $0.09 and $0.15. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Amounts recognized in the financial statements with respect to the EIPs in the nine months ended September 30, 2022 and 2021 were as follows:

	2022		2021
Total cost of share-based payment plans during the period		$335,860		$574,998
Amounts capitalized in deferred equity compensation during period	$	---	$	---
Amounts charged against income for amounts previously capitalized		$(9,375)	$	---
Amounts charged against income, before income tax benefit		$326,485		$574,998
Amount of related income tax benefit recognized in income	$	---	$	---

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the nine months ended September 30, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	3,456,250	$0.23	3,111,750	$0.20
Granted during the period	975,000	$0.16	80,000	$0.75
Exercised during the period	(12,500)	$(0.26)	(145,500)	$(0.11)
Forfeited during the period	(419,500)	$(0.31)	(32,500)	$(0.16)
Outstanding at end of period	3,999,250	$0.20	3,013,750	$0.22

Options exercisable at period-end	2,655,500	$0.20	2,173,750	$0.19

As of September 30, 2022, there was $150,101 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $42,966 and $64,321, respectively. The aggregate intrinsic value of share options exercised during the nine months ended September 30, 2022 and 2021 was $388 and $98,335, respectively. The weighted-average grant-date fair value of option grants made during the nine months ended September 30, 2022 and 2021 was $0.09 per share and $0.62 per share, respectively. During the nine months ended September 30, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. During the nine months ended September 30, 2021, the Company received $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the nine months ended September 30, 2022 and 2021 was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	2.81% to 2.90%	1.47% to 2.90%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	74.38% to 74.50%	74.38% to 192.25%
Dividend yield	0.00%	0.00%

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the nine months ended September 30, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	858,750	$0.23	1,044,375	$0.21
Granted	975,000	$0.09	80,000	$0.62
Vested	(195,750)	$(0.22)	(255,000)	$(0.25)
Forfeited	(294,250)	$(0.26)	(29,375)	$(0.12)
Nonvested options at end of period	1,343,750	$0.12	840,000	$0.24

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the nine months ended September 30, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	302,050	$0.27	200,000	$0.17
Granted	377,454	$0.17	1,015,047	$0.27
Vested	(354,782)	$(0.23)	(1,075,047)	$(0.26)
Forfeited	(104,954)	$(0.19)	(50,000)	$(0.10)
Nonvested grants at end of period	219,768	$0.20	90,000	$0.19

As of September 30, 2022, there was $22,538 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.1 years. The weighted-average grant-date fair value of share grants made during the nine months ended September 30, 2022 and 2021 was $0.12 per share and $0.27 per share, respectively. The aggregate fair value of share grants that vested during the nine months ended September 30, 2022 and 2021 was $44.820 and $270,918, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain compensation stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument.” During the nine months ended September 30, 2022, the Company (i) replaced certain variable share contracts with a new fixed share compensation structure and accordingly de-recognized $25,000 of deferred stock compensation and liability-classified equity instruments, and (ii) de-recognized $106,141 of deferred stock compensation and $135,000 of liability-classified equity instruments as a result of the termination of the employee and related future equity rights to which the equity asset and liability related.

During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The fixed value of $90,000 was recognized as deferred stock compensation and liability-classified equity instruments. The Company also de-recognized $7,500 of deferred stock compensation and liability-classified equity instruments related to this grant based on the target not being achieved for the third quarter of 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Amortization of deferred stock compensation assets in the three and nine months ended September 30, 2022 was $1,359 and $14,484, respectively. There was no amortization related to deferred stock compensation assets in the three or nine months ended September 30, 2021. The liability will be converted to equity if and when shares are earned and issued pursuant to prescribed vesting events.

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

Contingent acquisition consideration as of September 30, 2022 and December 31, 2021 was comprised of the following:

	September 30,	December 31,
	2022	2021

Fair value of HCFM contingent acquisition consideration	$ ---	$172,124
Fair value of CHM contingent acquisition consideration	218,236	276,529
Fair value of MOD contingent acquisition consideration	94,497	737,037
Total contingent acquisition consideration	312,733	1,185,690
Less: long term portion	(184,659)	(782,224)
Contingent acquisition consideration, current portion	$128,074	$403,466

During the three and nine months ended September 30, 2022 and 2021, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022	2021

HCFM contingent acquisition consideration	$	---	$(14,316)	$(35,259)	$(63,769)
CHM contingent acquisition consideration		62,516	(116,150)	58,292	(54,848)
MOD contingent acquisition consideration		70,967	256,877	642,540	(116,061)

		$133,483	$126,411	$665,573	$(234,678)

Maturities of contingent acquisition consideration were as follows as of September 30, 2022:

2022 (October to December)	$92,546
2023	85,169
2024	135,018
$312,733

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 14 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

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

Cura Health Management LLC Acquisition – May 2020

On May 18, 2020, the Company acquired a 100% interest in CHM and its wholly owned subsidiary AHP. CHM and AHP assist physician practices in providing coordinated and more efficient care to patients via the MSSP. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805. Following the acquisition and through third quarter 2022, the business of CHM comprised the Company’s ACO/MSO Division. Under the terms of acquisition, the Company paid CHM shareholders the following consideration: (i) $214,000 in cash paid at closing, (ii) 2,240,838 shares of the Company’s common stock issued at closing, (iii) up to $223,500 additional cash and $660,000 in additional shares of the Company’s common stock payable at the time CHM receives the final assessment of the calculation of MSSP savings for the 2019 program year, with this amount prorated based on a target MSSP payment (plus other ancillary revenue) of $1,725,000, and (iv) up to $437,500 based on the business achieving annual revenue of $2,250,000 and annual profit of $500,000 in each of the four years following closing.

The terms of the earn out required the Company to pay the former owners of CHM (i) up to $223,500 additional cash and to $660,000 of additional shares of Company common stock when CHM receives the final assessment of the calculation of 2019 plan year MSSP revenue (the “Current Earnout”), and (ii) up to $62,500, $125,000, $125,000 and $125,000 on the first, second, third and fourth anniversary, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date (the “Future Earnout”). During September 2020, pursuant to a Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”) and in satisfaction of the Current Earnout, the Company paid $90,389 cash, issued 1,835,625 shares of the Company’s common stock and agreed that the balance of the Current Earnout that was not earned in 2020, being $124,043 cash and $366,300 in shares of Company common stock, would be deferred until the first future earnout year in which MSSP revenue exceeds $1.725 million and revenue from other services exceeds $605,000 (the “Residual Earnout”).

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

MedOffice Direct LLC Acquisition – October 2020

On October 19, 2020, the Company acquired a 100% interest in MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies more convenient and cost effective for its users. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805. Following the acquisition, the business of MOD comprised the Company’s Medical Distribution Division. Under the terms of acquisition, the Company paid the following consideration: (i) 19,045,563 shares of Company common stock issued at closing, (ii) partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash paid by the Company, and (iii) up to 10,004,749 restricted shares of the Company’s common stock over a four-year period based on MOD achieving revenue targets in calendar years 2021 through 2024 of $1,500,000, $1,875,000, $2,344,000, and $2,930,000, respectively. The first year of earnout measured based on performance in calendar year 2021 was not met.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of September 30, 2022:

2022 (October to December)	$119,116
2023	396,833
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	735,932
Less interest	(97,328)
Present value of lease liabilities	$638,604

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 13, 2022, the Company entered into an offer letter (the “Agreement”) with George O’Leary in his continuing capacity as Chief Financial Officer of the Company. The Agreement was effective as of July 1, 2022 and provides that Mr. O’Leary’s base salary will be $259,000 per year, with annual review and adjustment at the discretion of the Chief Executive Officer and Compensation Committee of the Board of Directors of the Company, and an annual incentive bonus of 25% of annual salary based on the achievement of the Company of certain financial metrics as approved by the Compensation Committee. In addition, Mr. O’Leary will be eligible for a cash bonus of $50,000 upon the uplisting of the Company and completion of a financing round at the time of uplisting. The Agreement also provides that Mr. O’Leary will receive a grant of 100,000 shares of restricted stock upon execution of the Agreement and additional grants of 100,000 restricted shares on each of July 1, 2023, 2024 and 2025. Mr. O’Leary was also granted 1,200,000 stock options with an exercise price of $0.06, a portion of which are subject to time vesting and a portion of which are subject to vesting upon the achievement of certain of the Company’s corporate objectives and Mr. O’Leary’s individual objectives. If Mr. O’Leary is terminated without cause the Company will provide Mr. O’Leary as severance an amount equal to six (6) months of his base salary. Concurrently, the Company and Mr. O’Leary entered into a Non-Disclosure, Non-Solicitation and Non-Compete Agreement, effective as of September 20, 2022 that contains a non-solicitation and non-compete provision which will be in effect for a two-year period following the termination of Mr. O’Leary’s employment relationship with the Company; provided, however, such period is shortened to six (6) months if Mr. O’Leary is terminated without cause.

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

NOTE 16 – SEGMENT REPORTING

The Company has four reportable segments: Health Services, Digital Healthcare, ACO/MSO and Medical Distribution. The Health Services division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, and (iii) BTG, a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The ACO/MSO Division is comprised of the business acquired with CHM, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2022 was as follows:

	Three Months Ended September 30, 2022
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,262,253	$	---	$	---	$	---	$1,262,253
Subscription, consulting and event revenue		---		1,171		88,806		---	89,977
Product revenue		---		---		---		95,449	95,449
Total revenue		1,262,253		1,171		88,806		95,449	1,447,679

Operating Expenses
Practice salaries and benefits		810,058		---		---		---	810,058
Other practice operating expenses		695,300		---		---		---	695,300
Medicare shared savings expenses		---		---		337,533		---	337,533
Cost of product revenue		---		---		---		87,775	87,775
Selling, general and administrative expenses		---		1,055,178		---		32,955	1,088,133
Depreciation and amortization		31,198		1,406		---		176,900	209,504
Total Operating Expenses		1,536,556		1,056,584		337,533		297,630	3,228,303

(Loss) income from operations		$(274,303)		$(1,055,413)		$(248,727)		$(202,181)	$(1,780,624)

Other Segment Information
Interest expense (income)		$2,815		$2,825	$	---	$	---	$5,640
Financing cost		$110,000	$	---	$	---	$	---	$110,000
Amortization of original issue discounts on notes payable		$18,480		$2,540	$	---	$	---	$21,020
Change in fair value of contingent acquisition consideration	$	---		$(133,483)	$	---	$	---	$(133,483)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2022 was as follows:

	Nine Months Ended September 30, 2022
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,069,714	$	---	$	---	$	---	$4,069,714
Subscription, consulting and event revenue		---		9,433		251,058		---	260,491
Product revenue		---		---		---		372,877	372,877
Total revenue		4,069,714		9,433		251,058		372,877	4,703,082

Operating Expenses
Practice salaries and benefits		2,344,529		---		---		---	2,344,529
Other practice operating expenses		1,897,070		---		---		---	1,897,070
Medicare shared savings expenses		---		---		802,411		---	802,411
Cost of product revenue		---		---		---		419,129	419,129
Selling, general and administrative expenses		---		3,529,289		---		149,495	3,678,784
Depreciation and amortization		87,134		4,472		---		530,700	622,306
Total Operating Expenses		4,328,733		3,533,761		802,411		1,099,324	9,764,229

Income (loss) from operations		$(259,019)		$(3,524,328)		$(551,353)		$(726,447)	$(5,061,147)

Other Segment Information
Interest expense (income)		$8,420		$6,731	$	---	$	---	$15,151
Financing cost		$110,000	$	---	$	---	$	---	$110,000
Amortization of original issue discounts on notes payable		$18,480		$2,540	$	---	$	---	$21,020
Change in fair value of contingent acquisition consideration	$	---		$(665,573)	$	---	$	---	$(665,573)

		September 30, 2022
Identifiable assets		$2,182,272		$507,030		$1,132,696		$2,188,509	$6,010,507
Goodwill		$319,958	$	---		$381,856		$766,249	$1,468,063

		December 31, 2021
Identifiable assets		$2,152,533		$3,450,332		$1,167,965		$2,775,621	$9,546,451
Goodwill	$	---	$	---		$381,856		$766,249	$1,148,105

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2021 was as follows:

	Three Months Ended September 30, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,394,356	$	---	$	---	$	---	$1,394,356
Medicare shared savings revenue		---		---		2,419,312		---	2,419,312
Subscription, consulting and event revenue		---		---		69,595		---	69,595
Product revenue		---		---		---		161,456	161,456
Total revenue		1,394,356		---		2,488,907		161,456	4,044,719

Operating Expenses
Practice salaries and benefits		739,024		---		---		---	739,024
Other practice operating expenses		549,086		---		---		---	549,086
Medicare shared savings expenses		---		---		1,748,585		---	1,748,585
Cost of product revenue		---		---		---		145,432	145,432
Selling, general and administrative expenses		---		1,093,461		---		54,130	1,147,591
Depreciation and amortization		26,196		2,215		---		176,900	205,311
Total Operating Expenses		1,314,306		1,095,676		1,748,585		376,462	4,535,029

Loss from operations		$80,050		$(1,095,676)		$740,322		$(215,006)	$(490,310)

Other Segment Information
Interest expense (income)		$2,706		$1,412	$	---	$	---	$4,118
Change in fair value of contingent acquisition consideration	$	---		$(126,411)	$	---	$	---	(126,411)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2021 was as follows:

	Nine Months Ended September 30, 2021
	Health Services		Digital Healthcare		ACO / MSO		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,379,282	$	---	$	---	$	---	$4,379,282
Medicare shared savings revenue		---		---		2,419,312		---	2,419,312
Subscription, consulting and event revenue		---		11,905		217,209		---	229,114
Product revenue		---		---		---		512,325	512,325
Total revenue		4,379,282		11,905		2,636,521		512,325	7,540,033

Operating Expenses
Practice salaries and benefits		2,305,993		---		---		---	2,305,993
Other practice operating expenses		1,790,874		---		---		---	1,790,874
Medicare shared savings expenses		---		---		2,157,555		---	2,157,555
Cost of product revenue		---		---		---		474,026	474,026
Selling, general and administrative expenses		---		3,472,493		---		188,713	3,661,206
Depreciation and amortization		83,493		3,405		---		536,540	623,438
Total Operating Expenses		4,180,360		3,475,898		2,157,555		1,199,279	11,013,092

Income (loss) from operations		$198,922		$(3,463,993)		$478,966		$(686,954)	$(3,473,059)

Other Segment Information
Interest expense (income)		$5,145		$8,038	$	---		$(100)	$13,083
(Gain) loss on extinguishment of debt		$(502,959)		$5,471,884	$	---		$(11,757)	$4,957,168
Change in fair value of debt	$	---		$19,246	$	---	$	---	$19,246
Change in fair value of contingent acquisition consideration	$	---		$234,678	$	---	$	---	$234,678

		September 30, 2021
Identifiable assets		$2,104,819		$3,967,850		$2,850,949		$2,890,389	$11,814,007
Goodwill	$	---	$	---		$381,856		$766,249	$1,148,105

The Digital Healthcare made intercompany sales of $180 and $400 in the three months ended September 30, 2022 and 2021, respectively, and $640 and $743 in the nine months ended September 30, 2022 and 2021, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $3,144 and $-0- in the three months ended September 30, 2022 and 2021, respectively, and $25,214 and $-0- in the nine months ended September 30, 2022 and 2021, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022						As of December 31, 2021
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Liability-classified equity instruments	$	---	$	---	$83,125	$83,125	$	---	$	---	$162,500	$162,500
Contingent acquisition consideration		---		---	312,733	312,733		---		---	1,185,690	1,185,690

Total	$	---	$	---	$395,858	$395,858	$	---	$	---	$1,348,190	$1,348,190

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

Convertible notes payable	$	---	$	---	$	---	$(19,246)
Contingent acquisition consideration		133,483		126,411		665,573	(234,678)

Total		$133,483		$126,411		$665,573	$(253,924)

NOTE 18 – SUBSEQUENT EVENTS

On October 13, 2022, the Company entered into the Agreement with George O’Leary in his continuing capacity as Chief Financial Officer of the Company. The Agreement was effective as of July 1, 2022 and provides that Mr. O’Leary’s base salary will be $259,000 per year, with annual review and adjustment at the discretion of the Chief Executive Officer and Compensation Committee of the Board of Directors of the Company, and an annual incentive bonus of 25% of annual salary based on the achievement of the Company of certain financial metrics as approved by the Compensation Committee. In addition, Mr. O’Leary will be eligible for a cash bonus of $50,000 upon the uplisting of the Company and completion of a financing round at the time of uplisting. The Agreement also provides that Mr. O’Leary will receive a grant of 100,000 shares of restricted stock upon execution of the Agreement and additional grants of 100,000 restricted shares on each of July 1, 2023, 2024 and 2025. Mr. O’Leary was also granted 1,200,000 stock options with an exercise price of $0.06, a portion of which are subject to time vesting and a portion of which are subject to vesting upon the achievement of certain of the Company’s corporate objectives and Mr. O’Leary’s individual objectives. If Mr. O’Leary is terminated without cause the Company will provide Mr. O’Leary as severance an amount equal to six (6) months of his base salary. Concurrently, the Company and Mr. O’Leary entered into a Non-Disclosure, Non-Solicitation and Non-Compete Agreement, effective as of September 20, 2022 that contains a non-solicitation and non-compete provision which will be in effect for a two-year period following the termination of Mr. O’Leary’s employment relationship with the Company; provided, however, such period is shortened to six (6) months if Mr. O’Leary is terminated without cause.

During October 2022, the Company initiated a plan to sell the ACO/MSO Division, comprised of the operations of CHM and its subsidiary AHP, which were acquired by the Company on May 18, 2020. CHM and AHP operate an ACO that assists physician practices in providing coordinated and more efficient care to patients via the MSSP, as administered by the CMS, which rewards providers for efficiency in patient care. The Company expects to use the cash proceeds generated from a sale to supplement its operating cash requirements and pursue additional acquisitions. The Company expects to complete a sale by the first quarter of 2023.

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note does not bear interest in excess of the original issue discount and matures on October 31, 2023. The Company is required to make 10 monthly payments of $16,213 starting November 30, 2022.

On November 8, 2022, the Company entered into a Merchant Cash Advance (“MCA”) agreement with a trust controlled by the Company’s Chief Executive Officer, Dr. Michael Dent, pursuant to which the Company received an advance of $150,000. The Company is required to repay the MCA, which acts like a note payable, at the rate of $3,750 per week for 52 weeks. The MCA is guaranteed by the Company’s NCFM subsidiary.

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

Overview

General

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions: the Health Services Division, the Digital Healthcare Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States we acquired on October 19, 2020.

Recent Development – ACO/MSO Division

On October 21, 2022, our Board of Directors approved a plan to sell our ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, comprised of the operations of Cura Health Management (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which were acquired by the Company on May 18, 2020. CHM and AHP operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. We expect to use the cash proceeds generated from a sale to supplement its operating cash requirements and pursue additional acquisitions. We expect to complete a sale by the first quarter of 2023.

We received an initial determination during third quarter 2022 from the CMS that our ACO missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022, by just 0.03% on total ACO expenditures of approximately $112 million. During September 2022, we requested and received a reconsideration appeal (the “MSSP Appeal”) with the CMS on the basis that certain of our included expenditures were directly related to long-haul Covid-19 and should therefore be excluded from consideration in calculation of our shared savings. We are awaiting the outcome of the MSSP Appeal, which we expect during the fourth quarter of 2022. Because we recognize Medicare shared savings revenue and related provider shared savings expense when we receive official notification from CMS of any amounts to be paid to us, we will only recognize revenue and expense related to plan year 2021 shared savings if and when we are notified that the MSSP Appeal is successful. If the MSSP Appeal is unsuccessful, we will not receive any Medicare shared savings payments related to plan year 2021 and therefore will not recognize any Medicare shared savings revenue or provider shared saving expense in 2022.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes the changes in our results of operations for the three months ended September 30, 2022 compared with the three months ended September 30, 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%

Patient service revenue, net	$1,262,253	$1,394,356	$(132,103)	-9%
Medicare shared savings revenue	---	2,419,312	(2,419,312)	-100%
Subscription, consulting and event revenue	89,977	69,595	20,382	29%
Product revenue	95,449	161,456	(66,007)	-41%
Total revenue	1,447,679	4,044,719	(2,597,040)	-64%

Operating Expenses and Costs
Practice salaries and benefits	810,058	739,024	71,034	10%
Other practice operating expenses	695,300	549,086	146,214	27%
Medicare shared savings expenses	337,533	1,748,585	(1,411,052)	-81%
Cost of product revenue	87,775	145,432	(57,657)	-40%
Selling, general and administrative expenses	1,088,133	1,147,591	(59,458)	-5%
Depreciation and amortization	209,504	205,311	4,193	2%
Loss from operations	(1,780,624)	(490,310)	(1,290,314)	263%

Other Income (Expenses)
Financing cost	(110,000)	---	*	*
Amortization of original issue and debt discounts on notes payable and convertible notes	(21,020)	---	*	*
Change in fair value of contingent acquisition consideration	133,483	126,411	7,072	6%
Interest expense	(5,640)	(4,118)	(1,522)	37%
Total other expenses	(3,177)	122,293	(125,470)	-103%

Net loss	$(1,783,801)	$(368,017)	$(1,415,784)	385%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the three months ended September 30, 2022 decreased by $132,103, or 9% year-over-year, to $1,262,253, primarily as a result of decreased patient service revenue at our NWC and BTG practices due primarily to closures at both offices in September 2022 from Hurricane Ian, offset by a year-over-year increase at our NCFM practice of $46,327 and the addition of AEU revenue following its acquisition in second quarter 2022.

Medicare shared savings revenue in the three months ended September 30, 2022 decreased by $2,419,312, or 100%, year-over-year, to $-0- as a result of an initial determination during third quarter 2022 from the CMS that our ACO narrowly missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022. During September 2022, we filed the MSSP Appeal with the CMS to review the calculation of our shared savings. We are awaiting the outcome of the MSSP Appeal, which we expect during the fourth quarter of 2022. Because we recognize Medicare shared savings revenue when we receive official notification from CMS of any amounts to be paid to us, we will only recognize revenue related to plan year 2021 shared savings if and when we are notified that the MSSP Appeal is successful. If the MSSP Appeal is unsuccessful, we will not receive any Medicare shared savings payments related to plan year 2021 and therefore will not recognize any Medicare shared savings revenue in 2022.

Subscription, consulting and event revenue in the three months ended September 30, 2022 increased by $20,382, or 29% year-over-year, to $89,977. Consulting revenue of $88,806 was earned by the ACO/MSO Division in 2022, compared to $69,595 in the three months ended September 30, 2021. Subscription and event revenue of $1,171 and $-0- in 2022 and 2021, respectively, was earned from Digital Healthcare division subscription revenues.

Product revenue was $95,449 in the three months ended September 30, 2022, compared to $161,456 in the three months ended September 30, 2021, a decrease of $66,007, or 41%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits increased by $71,034, or 10%, to $810,058 in the three months ended September 30, 2022, primarily as a result of the addition of AEU salaries and benefits for a full quarter in 2022 with no corresponding cost in 2021.

Other practice operating costs increased by $146,214, or 27%, to $695,300 in the three months ended September 30, 2022, primarily as a result of the addition of AEU operating costs for a full quarter in 2022 with no corresponding cost in 2021.

Medicare shared savings expenses in the three months ended September 30, 2022 decreased by $1,411,052, or 81%, year-over-year, to $337,533 as a result of an initial determination during third quarter 2022 from the CMS that our ACO narrowly missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022. Because there was no shared savings awarded in the initial notification, the portion of shared savings shared with our participating providers was $-0- in 2022. During September 2022, we filed the MSSP Appeal with the CMS. We are awaiting the outcome of the MSSP Appeal, which we expect during the fourth quarter of 2022. Because we recognize provider shared savings expense when we receive official notification from CMS of any amounts to be paid to us, we will only recognize such expense related to plan year 2021 shared savings if and when we are notified that the reconsideration appeal is successful. If the reconsideration appeal is unsuccessful, we will not receive any Medicare shared savings payments related to plan year 2021 and therefore will not recognize any Medicare shared savings revenue or provider shared saving expense in 2022.

Cost of product revenue was $87,775 in the three months ended September 30, 2022, a decrease of $57,657, or 40%, compared to the same period of 2021, corresponding to the decline in product sales for the quarter compared to the same period in the prior year.

Selling, general and administrative costs decreased by $59,458, or 5%, to $1,088,133 in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lower stock-based consulting fees, travel costs and advertising costs incurred in 2022 compared to 2021.

Depreciation and amortization increased in the three months ended September 30, 2022 by $4,193, or 2%, to $209,504 compared to the three months ended September 30, 2021 as a result of the addition of new depreciable medical equipment from the AEU acquisition. We did not add any new intangible assets subject to amortization during either period.

Loss from operations increased by $1,290,314, or 263%, to $1,780,624 in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily as a result of receiving no Medicare shared savings revenue (net of provider shared savings expense) in 2022, which is under appeal as described above, decreased patient service revenue at our NWC and BTG practices due primarily to closures at both offices in September 2022 from Hurricane Ian, and decrease in product revenue.

Other Income (Expenses)

Financing cost in the three months ended September 30, 2021 was $110,000, resulting from cash and stock-based fees paid in connection with the July 2022 Standby Equity Purchase Agreement (“SEPA”). There were no financing costs in the third quarter of 2021.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended September 30, 2021 was $21,020, resulting from amortization of original issue discounts on our July 2022 $550,000 promissory note and on a note payable assumed in our acquisition of AEU.

Gains from the change in fair value of contingent acquisition consideration increased by $7,072, or 6%, to $133,483 in the three months ended September 30, 2022, compared to $126,411 in the three months ended September 30, 2021. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During each of the three months ended September 30, 2022 and 2021, our share price decreased from the price at the end of the preceding quarter, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value of the liability.

Interest expense increased by $1,522, or 37%, to $5,640 for the three months ended September 30, 2022 as a result of the forgiveness of PPP loans in 2021. Interest expense relates primarily to long-term SBA loans.

Total other income (expenses) decreased by $125,470, or 103%, to expense of ($3,177) in the three months ended September 30, 2022 compared to income of $122,293 in the three months ended September 30, 2021. The change was primarily a result of financing costs and amortization of debt discounts associated with the July 2022 SEPA and $550,000 promissory note, respectively.

Net loss increased by $1,415,784, or 385%, to $1,783,801 in the three months ended September 30, 2022, compared to net loss of $368,017 in the three months ended September 30, 2021, primarily as a result of (i) the initial determination by CMS of no Medicare shared savings revenue (net of provider shared savings expense) in 2022, which is under appeal as described above, (ii) higher practice operating costs, (iii) lower patient service revenue resulting from office closures associated with Hurricane Ian in September 2022, and (iv) financing costs associated with the July 2022 SEPA.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%

Patient service revenue, net	$4,069,714	$4,379,282	$(309,568)	-7%
Medicare shared savings revenue	---	2,419,312	(2,419,312)	-100%
Subscription, consulting and event revenue	260,491	229,114	31,377	14%
Product revenue	372,877	512,325	(139,448)	-27%
Total revenue	4,703,082	7,540,033	(2,836,951)	-38%

Operating Expenses and Costs
Practice salaries and benefits	2,344,529	2,305,993	38,536	2%
Other practice operating expenses	1,897,070	1,790,874	106,196	6%
Medicare shared savings expenses	802,411	2,157,555	(1,355,144)	-63%
Cost of product revenue	419,129	474,026	(54,897)	-12%
Selling, general and administrative expenses	3,678,784	3,661,206	17,578	0%
Depreciation and amortization	622,306	623,438	(1,132)	0%
Loss from operations	(5,061,147)	(3,473,059)	(1,588,088)	46%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	---	(4,957,168)	4,957,168	-100%
Change in fair value of debt	---	(19,246)	19,246	-100%
Financing cost	(110,000)	---	*	*
Amortization of original issue discounts on notes payable	(21,020)	---	*	*
Change in fair value of contingent acquisition consideration	665,573	(234,678)	900,251	-384%
Interest expense	(15,151)	(13,083)	(2,068)	16%
Total other income (expenses)	519,402	(5,224,175)	5,743,577	-110%

Net loss	$(4,541,745)	$(8,697,234)	4,155,489	-48%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

* - Denotes change of less than 1%.

Revenue

Patient service revenue in the nine months ended September 30, 2022 decreased by $309,568, or 7% year-over-year, to $4,069,714, primarily as a result of decreased patient service revenue at our NWC practice of $632,275 due to the departure of a physician and a decrease at BTG of $48,051, offset by a year-over-year increase at our NCFM practice of $247,314 and the addition of AEU revenue following its acquisition.

Medicare shared savings revenue in the nine months ended September 30, 2022 decreased by $2,419,312, or 100%, year-over-year, to $-0- as a result of an initial determination during third quarter 2022 from the CMS that our ACO narrowly missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022. During September 2022, we filed the MSSP Appeal with the CMS to review the calculation of our shared savings. We are awaiting the outcome of the MSSP Appeal, which we expect during the fourth quarter of 2022. Because we recognize Medicare shared savings revenue when we receive official notification from CMS of any amounts to be paid to us, we will only recognize revenue related to plan year 2021 shared savings if and when we are notified that the MSSP Appeal is successful. If the MSSP Appeal is unsuccessful, we will not receive any Medicare shared savings payments related to plan year 2021 and therefore will not recognize any Medicare shared savings revenue in 2022.

Subscription, consulting and event revenue in the nine months ended September 30, 2022 increased by $31,377, or 14% year-over-year to $260,491. Consulting revenue of $251,058 was earned by the ACO/MSO Division in 2022, compared to $217,209 in the three months ended June 30, 2021. Subscription and event revenue of $9,433 and $11,905 in 2022 and 2021, respectively, was earned from Digital Healthcare division subscription and event revenues.

Product revenue was $372,877 in the nine months ended September 30, 2022, compared to $512,235 in the nine months ended September 30, 2021, a decrease of $139,448, or 27%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits increased by $38,536, or 2%, to $2,344,529 in the nine months ended September 30, 2022 primarily as a result of the addition of AEU salaries and benefits starting in May 2022 with no corresponding cost in 2021.

Other practice operating costs increased by $106,196, or 6%, to $1,897,070 in the nine months ended September 30, 2022, primarily as a result of the addition of AEU operating costs starting in May 2022 with no corresponding cost in 2021.

Medicare shared savings expenses in the nine months ended September 30, 2022 decreased by $1,355,144, or 63%, year-over-year, to $802,411 as a result of an initial determination during third quarter 2022 from the CMS that our ACO narrowly missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022. Because there was no shared savings awarded in the initial notification, the portion of shared savings shared with our participating providers was $-0- in 2022. During September 2022, we filed the MSSP Appeal with the CMS. We are awaiting the outcome of the MSSP Appeal, which we expect during the fourth quarter of 2022. Because we recognize provider shared savings expense when we receive official notification from CMS of any amounts to be paid to us, we will only recognize such expense related to plan year 2021 shared savings if and when we are notified that the reconsideration appeal is successful. If the reconsideration appeal is unsuccessful, we will not receive any Medicare shared savings payments related to plan year 2021 and therefore will not recognize any Medicare shared savings revenue or provider shared saving expense in 2022.

Cost of product revenue was $419,129 in the nine months ended September 30, 2022, a decrease of $54,897, or 12%, compared to the same period of 2021, corresponding to the decline in product sales for the period compared to the same period in the prior year. During the nine months ended September 30, 2022, we also made two sales with corresponding cost of product revenue of $89,395 for which we do not believe it is probable that we will collect from the customers. As a result, the cost of product revenue is recognized in the three months ended September 30, 2022 with no corresponding revenue recognized.

Selling, general and administrative costs increased by $17,578, or less than 1%, to $3,678,784 in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to more personnel, overhead, promotional and development costs in our corporate function in connection with our continued investment in the HealthLynked Network, offset by lower stock-based and cash-based consulting fees, and legal and accounting fees in 2022 compared to 2021.

Depreciation and amortization decreased in the nine months ended September 30, 2022 by $1,132, or less than 1%, to $622,306 compared to the nine months ended September 30, 2021, primarily as a result of certain fixed assets reaching the end of their depreciable lives in 2021, offset by the addition of new depreciable medical equipment from the AEU acquisition. We did not add any new intangible assets subject to amortization during either period.

Loss from operations increased by $1,588,088, or 46%, to $5,061,147 in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily as a result of receiving no Medicare shared savings revenue (net of provider shared savings expense) in 2022, which is under appeal as described above, lower patient service and product revenue and an increase in practice operating costs.

Other Income (Expenses)

Loss on extinguishment of debt in the nine months ended September 30, 2021 was $4,957,168 resulting from (i) a loss on debt extinguishment of $5,589,994 representing the excess of the fair value of shares and a warrant issued at conversion of convertible notes over the carrying value of the host instruments and accrued interest, and (ii) a debt extinguishment gain of $632,826 related to the forgiveness of PPP loans in May and June 2021. There were no gains or losses from the extinguishment of debt in 2022.

Losses from the change in fair value of debt was $19,246 in the nine months ended September 30, 2021. Such losses resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period was recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value, and therefore no change in fair value of debt in the nine months ended September 30, 2022

Financing cost in the nine months ended September 30, 2021 was $110,000, resulting from cash and stock-based fees paid in connection with the July 2022 SEPA. There were no financing costs in the third quarter of 2021.

Amortization of original issue and debt discounts on notes payable and convertible notes in the nine months ended September 30, 2021 was $21,020, resulting from amortization of original issue discounts on our July 2022 $550,000 promissory note and on a note payable assumed in our acquisition of AEU.

Gain (loss) from the change in fair value of contingent acquisition consideration increased by $900,251, or 384%, to a gain of $665,573 in the nine months ended September 30, 2022, compared to a loss of $234,678 in the nine months ended September 30, 2021. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the nine months ended September 30, 2021, our share price increased substantially, resulting in an increase in the fair value of the contingent acquisition consideration liability and a corresponding loss from the change in fair value. During the nine months ended September 30, 2022, our share price decreased substantially, resulting in a gain from the decrease in fair value of the liability.

Interest expense increased by $2,068, or 16%, to $15,151 for the nine months ended September 30, 2022, compared to interest expense of $13,083 in the nine months ended September 30, 2021. Interest expense relates primarily to long-term SBA loans.

Total other income (expenses) increased by $5,743,577, or 110%, to income of $519,402 in the nine months ended September 30, 2022 compared to expense of $5,224,175 in the nine months ended September 30, 2021. The change was primarily a result of a $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, and a gain from the change in fair value of contingent acquisition recognized in the nine months ended September 30, 2022, contrasted to a loss in the nine months ended September 30, 2021, due principally to the fixed-share structure of the MOD contingent consideration.

Net loss decreased by $4,155,489, or 48%, to $4,541,745 in the nine months ended September 30, 2022, compared to net loss of $8,697,234 in the nine months ended September 30, 2021, primarily as a result of (i) the initial determination by CMS of no Medicare shared savings revenue (net of provider shared savings expense) in 2022, which is under appeal as described above, (ii) an increase in the gain from the change in fair value of contingent acquisition recognized in 2022 compared to 2021, due principally to the fair value impact of changes in our stock price on the fixed-share structure of the MOD contingent acquisition consideration, (iii) a decrease in patient services revenue at our NWC facility and a decrease in product revenue, and (iv) an increase in practice salaries and operating costs in our Health Services division.

Seasonal Nature of Operations

We acquired CHM in May 2020. CHM’s primary source of revenue is derived from payments earned under the Medicare shared savings program. Such amounts are determined annually when we are notified by CMS of the amount of shared savings earned. Accordingly, we recognize Medicare shared savings revenue in the period in which the CMS notifies us of the exact amount of shared savings to be paid, which historically has occurred during the three-month period ended September 30 for the program year ended December 31 of the previous year. Medicare shared savings revenue for the program year ended December 31, 2020, for which we received payment and recognized revenue in September 2021, was $2,419,312. Medicare shared savings revenue for the program year ended December 31, 2019, for which we received payment and recognized revenue in September 2020, was $767,744. Future recognition of Medicare shared savings revenue is expected to result in a material increase in our consolidated revenues in the third fiscal quarter of each year compared to the first, second and fourth fiscal quarters. Likewise, in the period in which we recognize Medicare shared savings revenue, we also determine the amount of shared savings expense to be paid to physicians participating in our ACO. This expense is also expected to be recognized in the third fiscal quarter of each year and is expected to materially increase our total operating expenses in the third fiscal quarter compared to other quarters of the fiscal year

As described above, we received an initial determination during third quarter 2022 from the CMS that our ACO missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022, by just 0.03% on total ACO expenditures of approximately $112 million. During September 2022, we filed the MSSP Appeal with the CMS on the basis that certain of our included expenditures were directly related to long-haul Covid-19 and should therefore be excluded from consideration in calculation of our shared savings. We are awaiting the outcome of the MSSP Appeal, which we expect during the fourth quarter of 2022. Because we recognize Medicare shared savings revenue and related provider shared savings expense when we receive official notification from CMS of any amounts to be paid to us, we will only recognize revenue and expense related to plan year 2021 shared savings if and when we are notified that the MSSP Appeal is successful. If the MSSP Appeal is unsuccessful, we will not receive any Medicare shared savings payments related to plan year 2021 and therefore will not recognize any Medicare shared savings revenue or provider shared saving expense in 2022.

Liquidity and Capital Resources

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (November 14, 2022). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before November 14, 2023.

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

We have experienced net losses and cash outflows from operating activities since inception. As of September 30, 2022, we had cash balances of $158,160, a working capital deficit of $1,989,943 and an accumulated deficit of $36,746,934. For the nine months ended September 30, 2022, we had a net loss of $4,541,745, net cash used by operating activities of $3,762,644, and cash provided by financing activities of $1,173,908. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to our ability to meet our obligations and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the condensed consolidated financial statements were issued.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we shall have the right to sell to Yorkville up to 30,000,000 of our shares of common stock, par value $0.0001 per share, at our request any time during the commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by us from those sales, if any. During the three and nine months ended September 30, 2022, we made 11 advances under the SEPA, receiving $297,405 in proceeds for the issuance of 2,708,100 shares of common stock, of which $125,618 was applied to the balance of the Promissory Note.

On July 19, 2022, pursuant to a Note Purchase Agreement between us and Yorkville, dated July 5, 2022, we issued to Yorkville a promissory note with an initial principal amount equal to $550,000 (the “Promissory Note”) at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. We received net proceeds of $522,500. The Promissory Note will mature on the six-month anniversary of execution. The Promissory Note accrues interest at a rate of 0%, but was issued with 5% original issue discount, and will be repaid in five equal monthly installments beginning on August 19, 2022. The Promissory Note may be repaid with the proceeds of an advance under the SEPA, or repaid in cash and, if repaid in cash, together with a 2% premium. During the third quarter of 2022, we made repayments totaling $149,595 against the Promissory Note, including $125,618 applied from proceeds of sales of common stock under the SEPA.

On October 21, 2022, our Board of Directors approved a plan to sell the ACO/MSO Division, comprised of the operations of CHM and its subsidiary AHP, which we acquired on May 18, 2020. CHM and AHP operate an ACO that assists physician practices in providing coordinated and more efficient care to patients via the MSSP, as administered by the CMS, which rewards providers for efficiency in patient care. We expect to use the cash proceeds generated from a sale to supplement our operating cash requirements and pursue additional acquisitions. We expect to complete a sale by the first quarter of 2023.

Without raising additional capital, either via additional Advances made pursuant to the SEPA, from the sale of debt or equity, from the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about our ability to continue as a going concern through November 14, 2023. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Plan of operation and future funding requirements

Our plan of operations is to profitably operate our Health Services business and continue to invest in our Digital Healthcare business, including our cloud-based online personal medical information and record archiving system, the “HealthLynked Network.”

We are marketing the HealthLynked Network by targeting large health systems, hospitals and universities. In addition, we are marketing via direct-to-patient marketing, affiliated marketing campaigns, co-marketing with our Medical Distribution businesses subsidiary MOD, and expanded southeast regional sales efforts. Our initial sales strategy is utilizing Internet-based marketing to increase penetration to targeted geographical areas. These campaigns are focused on both physician providers and patient members. We also are leveraging MOD’s discounted medical supplies as an offering to our patient and physician members in the HealthLynked Network. We also intend to utilize physician telesales through the use of telesales representatives whom we will hire as access to capital allows. If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(3,762,644)	$(1,627,184)
Investing activities	(544,750)	(334,581)
Financing activities	1,173,908	7,248,372
Net increase (decrease) in cash	$(3,133,486)	$5,286,607

Operating Activities – During the nine months ended September 30, 2022, we used cash from operating activities of $3,762,644, as compared with $1,627,184 in the nine months ended September 30, 2021. The increase in cash usage results primarily from year-over-year decreases in Medicare shared savings revenue (net of provider shared savings expense) for which we are awaiting the outcome of an appeal, patient service and product revenue, as well as increased selling, increased general and administrative costs related to our continued expansion and investment in developing and marketing the HealthLynked Network.

Investing Activities – During the nine months ended September 30, 2022, we used $544,750 in investing activities, including $313,802 used to acquire AEU (net of cash acquired), $207,384 contingent acquisition consideration payment paid to the sellers of NCFM related to the third and final year of earn-out, and $23,564 to acquire fixed assets. During the nine months ended September 30, 2021, we used $334,581 in investing activities, including $196,000 contingent acquisition consideration payment paid the sellers of NCFM and $126,106 contingent acquisition consideration payment paid the sellers of Cura, plus $12,475 for the acquisition of computers and equipment.

Financing Activities – During the nine months ended September 30, 2022, we received $706,787 from the sale of common stock (net of $125,618 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable), $522,500 from the issuance of notes payable and paid $55,379 against notes payable balances (net of $125,618 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable). During the nine months ended September 30, 2022 and 2021, we realized $7,248,372 and $271,308, respectively, in financing activities. Cash realized in 2021 was comprised mainly of $5,229,360 from the sale of common stock pursuant to private placements and puts under the Investment Agreement, $1,719,921 net proceeds from the Registered Direct Offering, and $350,200 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 5, 2022, we sold 3,181,818 shares of common stock for cash in a private placement transaction to three separate accredited investors. We received $350,000 in proceeds from the sale. In connection with the stock sale, we also issued 1,590,909 five-year warrants to purchase shares of common stock at an exercise price of $0.22 per share.

On July 26, 2022, we issued 142,024 shares of common stock to a consultant as compensation for services provided.

On September 27, 2022, we sold 1,750,000 shares of common stock for cash in a private placement transaction to two separate accredited investors. We received $175,000 in proceeds from the sale. In connection with the stock sale, we also issued 1,625,000 five-year warrants to purchase shares of common stock at exercise prices between $0.12 and $0.15 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Extension Letter Agreement, by and between HealthLynked Corp. and George O’Leary, dated October 13, 2022 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 19, 2022)
10.2	Non-Disclosure, Non-Solicitation and Non-Compete Agreement between HealthLynked Corp. and George O’Leary, dated October 13, 2022 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 19, 2022)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)