Form 10-K
period 2022-12-31
HealthLynked Corp
filed 2023-03-31
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $16,365,786, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.111. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 30, 2023, there were 259,152,889 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

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

ii

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

During October 2022, the Company’s Board of Directors (the “Board”) approved a plan to sell the Company’s ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”). On January 17, 2023, the Company entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs, (“Buyer”) agreed to buy, and the Company agreed to sell, AHP.

Health Services Division

In August 2014, we acquired NWC, an Obstetrical and Gynecological practice in Naples, Florida established in 1996 that provides medical services to patients in the Southwest Florida region. NWC currently employs one part-time gynecological physician and two nurse practitioners, along with support staff. The services offered include general physical exams, surgical procedures such as hysterectomy, bladder incontinence procedures, pelvic reconstruction, sterilization, endometrial ablation, advanced robotic surgery, contraceptive management and infertility testing and treatment.

On April 12, 2019, we acquired a 100% interest in Hughes Center for Functional Medicine (“HCFM”), a medical practice engaged in improving the health of its patients through individualized and integrative health care. HCFM, which was rebranded as NCFM upon acquisition, is a leader in functional medicine focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis. NCFM employs three physicians, four nurses and support staff. NCFM provides cutting-edge treatments to improve health and slow aging, including hormones, thyroid treatment, weight loss, wellness and prevention. NCFM’s income streams are derived from Medical Membership fees, Concierge Service fees, patient office visits, a dedicated IV room, hyperbaric oxygen chambers, ozone, UVlrx, DNA sequence testing and the sale of supplements.

During the fourth quarter of 2022, NCFM launched its Medical Membership and Concierge programs. Under the Medical Membership program, patients pay a base annual fee of $1,500 ($1,000 for patients ages 18-25, $750 for minor living with a member) and receive fixed rates for services used during the year, a free nurse practitioner consultation, priority scheduling, and a one-year HealthLynked Network membership. NCFM also offered a limited number of Silver ($10,000 per year), Gold ($15,000 per year) and Platinum ($30,000 per year) Concierge Memberships that, in addition to the benefits of the Medical Membership, include varying bundles of prepaid services during the one-year term of the membership, discounts on products and other priority benefits, including home health visits. Approximately 78% of NCFM patients stayed with their participating physician, 14% transferred to our newly hired physician, and only 8% left the practice. The Medical Membership and Concierge programs generated in excess of $725,000 in incremental annual revenue.

On May 13, 2022, we acquired AEU, a patient service facility specializing in minimally and non-invasive cosmetic services including fat reduction, body sculpting, wrinkle reduction, hair removal, IV hydration, and feminine rejuvenation. AEU employes a part-time physician, two aestheticians and a nurse practitioner, along with support staff.

In January 2020, we launched a new physical therapy practice in Bonita Springs, Florida called Bridging the Gap Physical Therapy (“BTG”). BTG employs one physical therapist who provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

Medical Distribution Division

In October 2020, we acquired MOD, a Naples, Florida-based virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 13,000 name brand medical products in over 150 different categories, MOD leverages Group Purchasing Organization (GPO) pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies both convenient and highly cost-effective for its users. The MOD online marketplace can be found at www.medofficedirect.com.

In November 2022, MOD partnered with Synchrony Bank’s CareCredit healthcare credit card to allow MOD customers to finance home medical equipment and medical supplies purchases.

In December 2022, MOD introduced a loyalty points reward system pursuant to which MedOfficeDirect customers earn 1 point for every dollar they spend on the MOD site. Points can be applied to receive discounts on future purchases. Under the plan, registered reward members can also refer other new users and earn points when the person they referred makes a purchase.

Digital HealthCare Division

We operate a cloud-based Patient Information Network (PIN) and record archiving system, referred to as the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Through our website, www.HealthLynked.com and our mobile apps, patients can complete a detailed online personal medical history including past surgical history, medications, allergies, and family medical history. Once this information is entered, patients and their treating physicians are able to update the information as needed, to provide a comprehensive and up-to-date medical history.

We believe that the HealthLynked Network offers several advantages to patients and physicians not available in the market today. We provide a comprehensive marketing solution allowing physicians to market to both active and inactive patients, and an easy-to-use connection at the point of care through our Patient Access Hub (“PAH”). Patient members can access medical newsfeeds and groups. Our real-time appointment scheduling application allows for patients to book appointments online with participating and non-participating healthcare providers through our call center. Our database and record archives allow for seamless sharing of medical records between healthcare providers and keeps patients in control of shared access. In the HealthLynked Network, parents can create accounts for their children that are linked to their family account, allowing them to provide access to healthcare providers, track vaccination records, and allow hospitals and schools access to important medical information in case of emergencies. The HealthLynked Network is accessible 24 hours a day, 7 days a week, via the internet and on mobile applications for both Android and iOS devices. We believe this type of accessibility is important for schools and during office visits, but more important, in times of a medical emergency.

We anticipate that our system will also provide for 24-hour access to medical specialist healthcare providers who can answer medical questions and direct appropriate care to paying members. In addition to 24-hour access, patients may also schedule telemedicine consultations at set times with participating healthcare providers who have expertise in various specialized areas of medicine. Participating physicians can elect to allow patients to request online appointments either via our real-time app or by setting, in their administrator dashboard panel, times and days of the week that patients may request appointments. Appointment requests are then sent by our system to an email address specified by the physician’s office, requesting a follow up to confirm or automatically accept the appointment request.

HealthLynked has created 880,000 physician base profiles for most physicians in the United States, which are searchable on the Internet. Physicians can claim their profiles confirming the accuracy of the information free of charge.

There are three types of providers in the HealthLynked Network: in-network, out-of-network and participating providers. All physicians can claim their profile and update basic information online and add videos and images of their profile. Once a provider has claimed their profile, they are considered in-network. Providers that opt to pay a monthly fee for access to the full range of HealthLynked Network services, which include online scheduling, marketing services and analytics about their practice performance are considered “Participating Providers.”

HealthLynked provider profiles enable Participating Providers to market directly to patients through our PAH and direct QR code processing technology and online marketing services to recruit new patients and reengage with former patients. Physician practices generate more income the more patients they treat, so maximizing efficiency and patient turnover is critical to increasing total revenues and profitability. As such, we believe that our system will enable physicians to reduce the amount of time required to process patient intake forms, as patients will no longer be required to spend ten to thirty minutes filling out forms at each visit, and the practices’ staff will not need to input this information multiple times into their electronic medical records systems. Patients complete their online profiles once, and thereafter, they and their physicians are able to update their profiles as needed. Physicians participating in the HealthLynked Network are required to update the patient records within 24 hours of seeing the patient. The information is organized in an easy-to-read format to enable a physician to review the necessary information quickly during, and prior to, patient visits, which in turn facilitates a more comprehensive and effective patient encounter.

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

Practices are required to have a claimed active account in order to access patients’ online records and receive referrals for new patients. Once a patient has granted the practice access to their medical charts, office intake paperwork can be downloaded by the practice without the need for the patient to fill out lengthy and repetitive paperwork. Upon completion of the office visit, practices are required to upload the patient’s medical record into the online patients’ file within 24 hours via eFax, APIs with select EMRs (including AthenaNet) or through the HealthLynked Portal. Each patient’s account has a unique bar code that when faxed into our system is recognized for that patient, and archived in the patient’s chart, by date and provider. The HealthLynked Network is independent of any EMR system and physicians only require a fax machine or computer to participate, allowing for minimal barriers to participation and broader penetration of the market.

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

The HealthLynked Network also provides an online scheduling function for patients to book appointments with participating and non-participating practices through the use of our Online Concierge staffed call center. The Online Concierge service allows participating healthcare providers to offer specific times for available appointments. If a practice or provider has not yet claimed their listing in the HealthLynked Network directory, HealthLynked’s concierge team facilitates the appointment request with that provider on behalf of the patient.

Benefits for Multiple Constituencies

We believe that the HealthLynked Network provides numerous benefits for patients and their relatives, medical providers, hospitals, emergency rooms and schools.

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free with the ability to upgrade to our online concierge paid service;

●	Easy online scheduling of appointments;

●	Real-time booking for appointments available within 4 hours;

●	Keep track of co-pays and deductibles on insurance plans;

●	More accurate and detailed personal medical history;

●	Complete medication lists with dosing and warnings of potential drug interactions;

●	Ability to create accounts for children, and track recommended health screenings and vaccines;

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency;

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paperwork;

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network;

●	Patients can access family members’ records in the event of illness or accident;

●	Access to telemedicine for medical consultations and appointments for fee paying members; and

●	24-hour nurse hotline available for online concierge members.

Benefits for physicians, providers and practices:

●	More accurate patient medical history including past medical records;

●	“EMR Agnostic” and compatible with all electronic medical records systems;

●	A detailed and accurate medications list from patients;

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues;

●	Online marketing profiles;

●	Comprehensive Marketing to active and inactive patients;

●	SEO and marketing options;

●	Co-pay and deductible information on patients’ insurance plans will be readily available;

●	Additional revenue stream from signing up new patients;

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients;

●	Low membership fees of $300 - $400 per month per practice during the first year; and

●	The PAH is provided to participating physician offices providing free Wi-Fi for their patients, provide for social distancing, and quick check-in application for their patients. Specific patient analytics are provided to physician members. There is now an option accessing QwikCheck application without the PAH.

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are unconscious or unable to provide a complete medical history;

●	Information on traveling patients who present to a hospital in an emergency situation;

●	Online access to patient information 24 hours a day, 7 days a week;

●	“EMR Agnostic” and compatible with all electronic medical records systems; and

●	No new equipment required

Benefits for Universities and 1st grade thru 12th grade school systems:

●	Access by authorized school officials including school physicians to students’ medical histories;

●	Linked access to students’ primary care physicians;

●	Access to vaccination records;

●	Allergy and medication tracking; and

●	Emergency contact information of family members.

Benefits for parents:

●	Complete children’s profiles;

●	Access given to schools in case of medical emergencies;

●	List of allergies available to those granted access;

●	Vaccine records available to those granted access;

●	Recommended health screenings; and

●	Journal for health log and milestones through news feeds and groups.

Applications, Product Releases, and Partnerships

During February 2020, we released our COVID-19 tracker application for IOS mobile devices. We released our Android version on March 5, 2020. The application allows users to report how they are feeling and if they are having any symptoms consistent with COVID-19 infection. In addition, the application includes a detailed global map tracking the virus, the latest twitter feeds, and a real-time chat for users to engage with people from around the world to share information. The application had over six million downloads in a ten-week period after launch and was the number one tracking application in the Apple Medical Store for the month of March 2020. During January 2022, we launched an update to the app to include confirmed cases of the Omicron variant, as reported by the CDC and local state health departments.

During October 2020 we launched Oohvie, a new iOS application focused on women’s healthcare. Oohvie offers unique features over competitive menstrual tracking apps, including the ability to connect with a user’s healthcare providers and share menstrual cycle data. This important information allows gynecologists to better evaluate patients for the causes of hormonal irregularities, infertility, pelvic pain, endometriosis and many other medical conditions and provides data that could help identify gynecological problems such as fibroids, polyps, or cervical or uterine cancer. Oohvie users also have access to a health forum designed specifically for women, covering topics such as contraception, menopause, hormones, pregnancy, sexual health, and pelvic infections. Oohvie offers a real time chat feature where users can discuss their experiences with birth control pills, menstrual symptoms, and other issues in private. In addition, users can purchase name brand feminine hygiene products that are shipped directly to their home at significantly discounted prices. Users can also use the app to schedule reminders for taking birth control pills or hormones. During May 2022, we launched an update to the Oohvie app that allows users to chat with a live nurse to answer their medical questions and order feminine products at low cost.

During February 2021, we released CareLynk, an innovative AI-enabled healthcare directory allowing users to call one number and connect to any doctor across the U.S. CareLynk utilizes natural language processing (NLP) and voice-to-text technology to understand what healthcare provider a caller is looking for. The system includes doctors from over 88 different medical specialties. Providers can be located by last name, zip code and specialty. Results are filtered in order of relevance allowing the user to quickly and efficiently locate the provider they are searching for, hands-free. CareLynk was first released in Florida, connecting patients to over 33,000 doctors throughout the state. CareLynk, which is capable of connecting to over 300,000 doctors across all 50 states, is expected to be expanded to include the rest of the United States in 2023.

During April 2021, we launched DocLynk, a telemedicine service enabling users to connect to healthcare providers in the HealthLynked Network from the convenience of their home by phone, web or mobile app.

During September 2021, we released QwikCheck, a streamlined process for practices to institute remote patient check-in without the need for any additional hardware. The QwikCheck system uses dynamic linking, which allows a single QR code tied to a practice that works seamlessly with both Android and iOS platforms. Patients can check in for their doctor’s appointment using their mobile devices regardless of their smart phone’s operating system, age, or model. QwikCheck allows patients to maintain social distance from the office staff and other patients while waiting for their appointments. Patient intake information is provided to the practice via the application and eliminates front office exposure, time and redundant paperwork. QwikCheck also provides all the back-end analytics for practices to manage their patient flow and optimize their provider’s schedules.

During December 2022, we announced an affiliation agreement with Fitness International, LLC, the operator of L.A. Fitness, City Sports Club, and Esporta Fitness brands. Under the agreement, HealthLynked Network Members will be eligible for certain discounts at Fitness International’s clubs across the U.S.

In January 2023, we introduced significant enhancements to our Telehealth Service delivered through the HealthLynked app and web portal. The upgraded Telehealth Service platform includes the unique ability for both patients and physicians to have immediate access to patient records and allows for the downloading of medical images that could play a crucial role in the telehealth patient care experience. We also manage all services associated with the Telehealth Service platform, including scheduling, documentation, and patient and physician communication. HealthLynked Telehealth Service is available at a fixed fee of $60 per visit and is available immediately in Florida.

In March 2023, we announced the launch of our Online Concierge service for physician appointment bookings. Patients can now book appointments with any healthcare provider across the country through the HealthLynked Network’s online medical directory of over 880,000 healthcare providers and practice locations. The new Online Concierge service allows participating healthcare providers to offer specific times for available appointments. If a practice or provider has not yet claimed their listing in the HealthLynked Network directory, our concierge team will facilitate the appointment request with that provider. Once patients have booked an appointment, they can download the HealthLynked app and update their medical information in their secure HealthLynked profile. HealthLynked’s concierge nurse staff is available to help patients update their health records for their upcoming appointment if needed.

Business Model

Our business model is focused on market penetration and recruiting physician practices and patients to use our system for archiving patient medical records, comprehensive marketing to active and inactive patients, connecting on a regular basis utilizing news feeds and groups, accessing new patients, and for on-line “real-time” scheduling physician appointments.

We charge physician practices a subscription fee between $300 and $400 per month to participate in the network, depending on the level of access and functionality. Participating practices upload their patient files into a secure patient portal to market to their active and inactive patients. The practices initially send to all of their patients an email invitation to claim their HLYK profiles free of charge, update their profiles and bring their profiles with them to their next visit to the physician’s office.

We also anticipate charging certain healthcare facilities either an annual or monthly fee that will vary per facility based upon number of professionals per facility. Currently, it is anticipated that hospitals and emergency rooms would be charged a higher fee for our services once our patient and physician network has been expanded.

The base services of the HealthLynked Network are free for patients. Access to the Online Concierge service, including personalized appointment scheduling, 24-hour nurse hotline, and telehealth, was available for a free 30-day trial following its launch and thereafter paid member plans start at $10/month per patient, or $20/month for a family plan.

We initially began deployment of the HealthLynked Network by registering NWC’s approximately 6,000 active patients and 6,500 inactive patients. We then added patients from the healthcare providers serviced by CHM and AHP following our 2020 acquisition of CHM and AHP. While we have generated minimal revenues from physician and patient fees related to such deployment through 2022, we believe that establishing the patient database will be a valuable marketing tool for telesales, product sales and other marketing opportunities to physician practices and patients. With the sale of AHP in January 2023, we began offering our online concierge service to the buyer’s patients and our practice tools to the buyer’s ACO participating practices.

HealthLynked has launched other applications that provide valuable user patient services while also growing the number of patients in the HealthLynked Network. We launched women’s health application Oohvie, with a new subscription plan as part of our Online Concierge service, including new features. The original free launch had over 30,000 downloads free of charge.

During 2021, we updated our COVID-19 tracker application to include Omicron variant cases. The original tracker launched in March 2020 had over 4 million downloads in the first 45 days and was the number one tracking app in the Apple medical store. We also launched our automated phone routing system, CareLynk, allowing patients to connect with any doctor in the United States via AI enabled speech recognition system, a new telemedicine platform, DocLynk, and QwikCheck, a streamlined process for practices to institute remote patient check-in.

These applications and others are for the purpose of providing specific services to our patients and physician practices and to help grow the number of users in the HealthLynked Network.

Sales Strategy

Starting in 2019, we deployed our PAH, providing free Wi-Fi to practice patients at no cost to our in-network physicians. Physician members receive patient analytics from the PAH. In 2021 we developed software where we can offer the same services the PAH offered using direct QR code technology, without the PAH hardware requirement. Our marketing efforts towards physicians emphasize how our systems can provide patient analytics, increase practice revenues, improve office efficiencies, and improve the accuracy of recorded patients’ medical histories. Once a physician becomes a HealthLynked Network member, they upload all their patient files in a secured portal in the cloud, email their patients to claim their profiles, update them and bring their profiles in for their next office visit.

We also utilize internet-based search engine marketing and optimization (SEM/SEO) to increase our presence in certain targeted geographical areas. These campaigns are focused on both physician practices and patients. We believe that direct-to-consumer marketing through email campaigns is an effective way to build interest and drive patient and physician practice demand for our services. We anticipate that we will be able to foster faster market penetration and increase demand for our services by marketing to both consumers and physician practices.

Our campaigns direct patients to look for physician practices in the HealthLynked Network to ensure that they maintain the accuracy and completeness of their medical records. Our system further allows patients to search for “in-network” physician providers and schedule online “real-time” appointments via our system. We believe that physician practices in the HealthLynked Network will see an increase in new patients as a result of their participation and as more patients claim their profiles, from the use of the PAH, our new direct QR code software option, and our digital marketing campaigns. The value to physician practices for joining our network will increase from not only existing patient marketing, but also for acquisition of new patients registered in the HealthLynked Network.

Our new applications, Oohvie, COVID-19 tracker, CareLynk and DocLynk were all launched with the purpose of growing the HealthLynked Network and generating incremental revenue for the business. These services are being marketed by our executive team to large health systems, hospitals, universities and other potential clients and ACO partners.

We also believe that affiliated marketing campaigns will be very helpful in attracting new users and increasing market awareness. We intend to partner with pharmaceutical companies, medical distributors, insurance companies, medical societies, large healthcare systems and others to cross market our products.

Intellectual Property

On March 7, 2023, we were issued patent No. 11600395 by the United States Patent and Trademark Office (the “USPTO”). The patent, entitled “Secure patient access via healthcare service provider specific wireless access point,” encompasses systems and methods for providing a healthcare service provider-specific wireless access point, or “HUB”, that facilitates secure communication amongst patients, providers, and third-party services. When in range of the HUB (e.g., in a doctor’s office waiting room), patient devices can connect to the healthcare service provider’s wireless access point. The access point can be configured to detect the presence of a patient device, obtain identifying information, and send the information to a server. The server uses the obtained information to create or update a profile for the patient associated with their device. This profile can be updated with additional information derived from the patient’s interaction with the network, provider input, or the patient updating their profile or inputting additional information. This innovative approach allows for streamlined communication and enhanced data security within the healthcare setting.

We have registered “HealthLynked” and our corporate logo as a service mark with the USPTO.

Research and Development

Our research and development efforts consist of building, developing, and enhancing the HealthLynked Network, including comprehensive marketing to active and inactive patients, the real time scheduling of appointments through our new mobile application, regular appointment scheduling, telemedicine appointment scheduling, sharing of secured documents between physicians and patients, and independent access via mobile, tablet and web browser. Further, we are developing our systems to provide for secured data storage, drug interaction alerts, and the barcoding of documents for retrieval and storage.

Professional and General Liability Coverage

We maintain directors’ and officers’, professional and general liability insurance policies with third-party insurers generally on a claims-made basis, subject to deductibles, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, no assurance can be given that any pending or future claim against us will not be successful or if successful, will not exceed the limits of available insurance coverage. Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals generally on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our physicians to maintain hospital privileges.

Employees

As of March 30, 2023, we had 53 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

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

We believe that we differ from our competitors in that we are not a practice management software or an EMR provider. Companies like AthenaHealth Inc., Allscripts Healthcare Solutions, Inc., Cerner and Epic Systems Corporation offer software solutions to operate and manage a medical practice. Functions of these systems include patient billing, monitoring patient account balances and payments, tracking of appointments and creating encounter visits and a medical record for each patient seen. HealthLynked works in conjunction with these practice management software systems and does not seek to replace them. Patients’ medical records created by these systems are uploaded to the patient’s profile in the HealthLynked Network. The HealthLynked Network can incorporate any physical or digital documents into a patient’s medical record history and thus allow it to be utilized across all healthcare platforms. HealthLynked provides an online appointment scheduling application that is similar to ZocDoc, Inc.’s offering, but in addition offers telemedicine appointments through our own patient interface, and we do not charge practices for cancelled appointments.

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

Competitors in our Patient Services division include women’s health, functional medicine, physical therapy practices and day spas throughout southwest Florida.

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

Our business also could be adversely affected by reductions in, or limitations of, reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs.

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

Item 1A. Risk Factors

FINANCIAL AND GENERAL BUSINESS RISKS

We believe our current cash and cash equivalents will not be sufficient to fund our business for the next twelve months from the date these financial statements are issued, raising substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, we had cash balances of $61,891, a working capital deficit of $1,330,157 and an accumulated deficit of $41,020,933. Based on our current business plan, management believes that our available cash and cash equivalents will not be sufficient to fund its operations for the next twelve months from the issuance of the financial statements that are included elsewhere in this Annual Report on Form 10-K without generating positive cash flows and by raising additional capital from outside sources. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease our operations if we are unable to obtain additional funding to support its current business plan.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern

We anticipate that current cash resources and opportunities will be sufficient for us to execute our business plan for twelve months after the date these financial statements are issued. It is possible that if future financing is not obtained, we will not be able to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from contingent consideration related to the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about our ability to continue as a going concern. Any equity capital raised may result in substantial dilution in the number of outstanding shares of our Common Stock.

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

Our operations to date have been limited to providing patient services at our NWC, NCFM and BTG facilities, generating MSSP and consulting revenue from our now discontinued ACO/MSO segment, and generating product revenue from our Medical Distribution segment. We have not yet demonstrated our ability to successfully develop or market the online medical records platform we seek to provide through the HealthLynked Network. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2022. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth in our physician network over the next five years based on aggressively increasing our marketing efforts. We currently maintain a small in-house programming, IT, administrative, marketing and sales function. The capacity to service the online medical records platform and our expected growth, including growth via acquisition, may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified employees, management and other personnel. Failure to do so, or to satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

The departure or loss of Dr. Michael Dent could disrupt our business.

During 2021 and 2022, we depended heavily on the continued efforts of Dr. Michael Dent, our Chief Executive Officer and Chairman of the Board. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a written employment contract with Dr. Dent, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

Our sales strategy may not be successful.

Since 2018, we have used a telesales model in lieu of a direct sales force, in large part to reduce our costs. There is no assurance that our telesales model will be effective, and this could have a negative effect on the HealthLynked and MOD businesses and their growth.

Key components of our product sales made through MOD are provided by a sole supplier, and supply shortages or loss of this supplier could result in interruptions in supply or increased costs.

We rely on a sole supplier for the fulfillment of nearly all product sales made through MOD. If this sole supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies form other suppliers on acceptable terms, in a timely manner, or at all. In the event the sole supplier breaches its contract with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with physicians using the HealthLynked Network constitute fee splitting and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Regulatory authorities or other parties also could assert that our relationships violate the anti-kickback, fee splitting or self-referral laws and regulations. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our overall business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

As a result of slow economic growth and volatile economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing budget shortfalls and underfunded pension and other obligations. Although the shortfalls for the more recent budgetary years have declined, they are still significant by historical standards. The financial condition in Florida or other states in which we may operate in the future could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

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

Our ability to operate profitably will depend, in part, upon our ability to recruit and retain qualified physicians, who are key to our Health Services segment’s revenues and billing. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors, nurses, physical therapists and other skilled healthcare providers essential to our Health Services segment. We may not be able to continue to recruit new, qualified providers or renew contracts with existing providers on acceptable terms. If we do not do so, our ability to service execute our business plan may be adversely affected.

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

Approximately 12% of our net patient service revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our physicians. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could prevent us from providing services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially adversely affected.

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

Currently, our officer and directors as a group beneficially control approximately 69.6% of our voting power, of which approximately 68.3% is controlled by our Chairman and CEO, Dr. Michael Dent. As a result of this voting control, our officer and directors can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire. In addition, as the interests of our officer and directors and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

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

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

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

We are a “smaller reporting company”, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are able to take advantage of certain exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and providing only two years of audited financial statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of March 30, 2023, we had approximately 93,523,696 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options, warrants, unvested employee grants, common stock issuable, and Series B Convertible Preferred Stock. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its operating facilities pursuant to the following lease agreements: (i) lease agreement for our NWC practice for approximately 3,650 square feet that commenced in August 2020 and expires in July 2023, located in Naples, FL; (ii) lease agreement for our BTG practice for approximately 2,150 square feet that commenced in April 2020 and expires in March 2024, located in Bonita Springs, FL, has been extended for one year; (iii) lease agreement for our NCFM practice for approximately 3,700 square feet that commenced in April 2019 and expires in May 2025, located in Naples, FL; and (iv) lease agreement for our corporate office for approximately 7,650 square feet that commenced in December 2020, was amended in April 2021 to add 4,950 square feet to the original lease for 12,600 total square feet, and expires November 2023, located in Naples, FL.

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

Holders

As of March 30, 2023, there were approximately 298 registered holders of record of the Company’s common stock. A substantially greater number of holders of Company common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

On September 9, 2021, our board adopted the 2021 Employee Equity Incentive Plan (the “2021 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2021 EIP was approved by a majority of our stockholders pursuant to a written resolution on September 13, 2021. The 2021 EIP allows for the issuance of up to 20,000,000 shares of our common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by our board, or a committee that may be appointed by our board in the future.

The following table summarizes the total number of outstanding options and share grants available for other future issuances under our equity compensation plans as of December 31, 2022:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	4,734,812	$0.13	12,754,493
Equity compensation plans not approved by stockholders	2,541,750	$0.20	---
	7,276,562	$0.17	12,754,493

During the years ended December 31, 2022 and 2021, the Company made stock grants pursuant to the plans totaling 4,257,415 and 1,496,861 shares, respectively. During the years ended December 31, 2022 and 2021, the Company also made grants pursuant to the plans of options to purchase 2,211,232 and 580,000 shares of common stock. Certain of the stock options are subject to time-based vesting requirements, generally over a period of 4 years, and certain of the stock options are subject to performance-based vesting requirements based on future Company revenue and earnings metrics as well as individual performance goals.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2022:

On October 4, 2022, we sold 666,666 shares of common stock for cash in a private placement transaction to two separate accredited investors. We received $50,000 in proceeds from the sale. In connection with the stock sale, we also issued 500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.12 per share.

On October 12, 2022, we sold 3,333,334 shares of common stock for cash in a private placement transaction to two separate accredited investors. We received $200,000 in proceeds from the sale. In connection with the stock sale, we also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.10 per share.

On December 6, 2022, we issued 228,571 shares of common stock to a consultant as compensation for services provided.

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

Recent Development – ACO/MSO Division

During the fourth quarter of 2022, the Board approved a plan to sell our ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, we entered into the AHP Merger Agreement with the Buyer, PBACO Holding, LLC, an operator of ACOs, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. Pursuant to the terms of the AHP Merger Agreement, we received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023); (2) up to $2,250,000 incremental cash (up to $500,000 of which will be allocated to AHP’s participating physicians and reimbursed to HealthLynked by the Buyer in 2024) based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023; (3) in the event that Buyer completes a planned IPO by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 EBITDA times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023.

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by August 1, 2024, the Company receives no IPO Share Consideration, and the Transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration. We will allocate up to $500,000 of the incremental $2,250,000 participation-based cash proceeds as an advance to AHP’s participating physicians to incentivize participation in PBACO. Any such participating physician advances will be repaid to us out of AHP’s 2023 performance year MSSP Shared Savings, which would be received in 2024.

Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from us to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on August 1, 2024. Until that time, we have the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

We have classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the assets and liabilities associated with the ACO/MSO Division are classified as held for sale in our consolidated balance sheet for all periods presented.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations: Years Ended December 31, 2022 and 2021

The following table summarizes the changes in our results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021:

	Year Ended December 31,		Change
	2022	2021	$	%

Patient service revenue, net	$5,407,416	$5,764,186	$(356,770)	-6%
Subscription and event revenue	20,835	14,883	5,952	40%
Product revenue	429,951	718,062	(288,111)	-40%
Total revenue	5,858,202	6,497,131	(638,929)	-10%

Operating Expenses and Costs
Practice salaries and benefits	3,335,695	3,114,991	220,704	7%
Other practice operating expenses	2,566,191	2,349,279	216,912	9%
Cost of product revenue	463,156	606,521	(143,365)	-24%
Selling, general and administrative expenses	4,577,490	4,929,668	(352,178)	-7%
Depreciation and amortization	829,481	827,696	1,785	0%
Impairment loss	2,745,563	---	2,745,563	*
Loss from operations	(8,659,374)	(5,331,024)	(3,328,350)	62%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	---	(4,957,168)	4,957,168	-100%
Change in fair value of debt	---	(19,246)	19,246	-100%
Financing cost	(110,000)	---	(110,000)	*
Amortization of original issue discounts on notes payable	(55,282)	---	(55,282)	*
Change in fair value of contingent acquisition consideration	779,999	(373,656)	1,153,655	-309%
Interest expense	(22,825)	(19,144)	(3,681)	19%
Total other income (expenses)	591,892	(5,369,214)	5,961,106	-111%

Loss from continuing operations	(8,067,482)	(10,700,238)	2,632,756	-25%

Income (loss) from operations of discontinued operations	(748,262)	287,656	(1,035,918)	-360%

Net loss	$(8,815,744)	$(10,412,582)	$1,596,838	-15%

* -	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the year ended December 31, 2022 decreased by $356,770, or 6% year-over-year, from $5,764,186, to $5,407,416, primarily as a result of decreased patient service revenue at our NWC practice of $758,172 due to the departure of two physicians and a decrease at BTG of $100,591, offset by a year-over-year increase at our NCFM practice of $291,232 and the addition of AEU revenue of $210,761 following its acquisition in May 2022.

Subscription and event revenue in the year ended December 31, 2022 increased by $5,952, or 40% year-over-year, to $20,835 due to an increase in HealthLynked Network subscriptions of $9,377, offset by a decrease in event revenue of $3,425.

Product revenue was $429,951 in the year ended December 31, 2022, compared to $718,062 in the year ended December 31, 2021, a decrease of $288,111, or 40%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits increased by $220,704, or 7%, to $3,335,695 in the year ended December 31, 2022, compared to $3,114,991 in the year ended December 31, 2021, as a result of increased production pay and personnel costs corresponding to increased revenue and the addition of AEU salaries and benefits starting in May 2022 with no corresponding cost in 2021, offset by fewer full-time equivalents at NWC and BTG.

Other practice operating costs increased by $216,912, or 9%, to $2,566,191 in the year ended December 31, 2022, primarily as a result of the addition of AEU operating costs starting in May 2022 with no corresponding cost in 2021, increased practice operating costs at NCFM corresponding to increased revenue, offset by lower costs at our NWC and BTG facilities.

Cost of product revenue was $463,156 in the year ended December 31, 2022, a decrease of $143,365, or 24%, compared to the same period of 2021, corresponding to the decline in product sales for the period compared to the same period in the prior year. During the year ended December 31, 2022, we also made two sales with corresponding cost of product revenue of $89,395 for which we do not believe it is probable that we will collect from the customers. As a result, the cost of product revenue is recognized in 2022 with no corresponding revenue recognized.

Selling, general and administrative costs decreased by $352,178, or 7%, to $4,577,490 in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower stock-based and cash-based consulting fees, and legal and accounting fees in 2022 compared to 2021, offset by more personnel, overhead, promotional and development costs in our corporate function in connection with our continued investment in the HealthLynked Network.

Depreciation and amortization increased in the year ended December 31, 2022 by $1,785, or less than 1%, to $829,481 compared to $827,696 in the year ended December 31, 2021, primarily as a result of the addition of new depreciable medical equipment from the AEU acquisition, offset by certain fixed assets reaching the end of their depreciable lives in 2021.

During the year ended December 31, 2022, we determined that triggering events had occurred that required impairment assessments of the MOD Website. The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022. We determined that the asset group, which included the MOD Website and goodwill related to MOD, was not recoverable and, accordingly, recorded an impairment charge in the amount of $2,745,563 to adjust carrying value to its estimated fair value of $-0-. The impairment charge was allocated $1,979,314 to the intangible Website asset and $766,249 to goodwill.

Loss from operations increased by $3,328,350, or 62%, to $8,659,374 in the year ended December 31, 2022 compared to $5,331,024 in the year ended December 31, 2021, primarily as a result of the impairment charge related to MOD intangible assets and goodwill recorded in fourth quarter of 2022, lower patient service and product revenue in 2022 and an increase in practice operating costs, offset by a decrease in selling, general and administrative costs.

Other Income (Expenses)

Loss on extinguishment of debt in the year ended December 31, 2021 was $4,957,168 resulting from (i) a loss on debt extinguishment of $5,589,994 representing the excess of the fair value of shares and a warrant issued at conversion of convertible notes over the carrying value of the host instruments and accrued interest, and (ii) a debt extinguishment gain of $632,826 related to the forgiveness of PPP loans in May and June 2021. There were no gains or losses from the extinguishment of debt in the year ended December 31, 2022.

Losses from the change in fair value of debt was $19,246 in the year ended December 31, 2021. Such losses resulted from certain convertible notes and notes payable to related parties that, in previous periods, were extended and treated as an extinguishment and reissuance for accounting purposes, requiring these notes to be subsequently carried at fair value. The change in fair value at the end of each reporting period was recorded as “Change in fair value of debt.” After conversion of our remaining convertible notes outstanding in January 2021, we had no further debt carried at fair value, and therefore no change in fair value of debt in the year ended December 31, 2022.

Financing cost in the year ended December 31, 2022 was $110,000, resulting from cash and stock-based fees paid in connection with the July 2022 SEPA. There were no financing costs in the year ended December 31, 2021.

Amortization of original issue and debt discounts on notes payable and convertible notes in the year ended December 31, 2022 was $55,282, resulting from amortization of original issue discounts on notes payable issued in the second half of 2022. There was no corresponding amortization of original issue and debt discounts in the year ended December 31, 2021.

Gain (loss) from the change in fair value of contingent acquisition consideration increased by $1,153,655, or 309%, to a gain of $779,999 in the year ended December 31, 2022, compared to a loss of $373,656 in the year ended December 31, 2021. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the year ended December 31, 2021, our share price increased substantially, resulting in an increase in the fair value of the contingent acquisition consideration liability and a corresponding loss from the change in fair value. During the year ended December 31, 2022, our share price decreased substantially, resulting in a gain from the decrease in fair value of the liability.

Interest expense increased by $3,681, or 19%, to $22,825 for the year ended December 31, 2022, compared to interest expense of $19,144 in the year ended December 31, 2021. Interest expense relates primarily to long-term SBA loans.

Total other income (expenses) increased by $5,961,106, or 111%, to income of $591,892 in the year ended December 31, 2022 compared to expense of $5,369,214 in the year ended December 31, 2021. The change was primarily a result of a $5,589,994 loss on extinguishment of debt associated with the retirement of our last remaining convertible notes payable in 2021, and a gain from the change in fair value of contingent acquisition consideration recognized in the year ended December 31, 2022, contrasted to a loss in the year ended December 31, 2021, due principally to the fixed-share structure of the MOD contingent consideration.

Loss from continuing operations decreased by $2,632,756, or 25%, to $8,067,482 in the year ended December 31, 2022, compared to loss from continuing operations of $10,700,238 in the year ended December 31, 2021. The decrease was due primarily to (i) a large loss on extinguishment of debt incurred in 2021 with no corresponding charges in 2022, (ii) a gain from the change in fair value of contingent acquisition consideration in 2022 resulting from the fixed share structure of the MOD contingent acquisition consideration coupled with a drop in our stock price during 2022, and (iii) lower selling, general and administrative costs in 2022, offset by (iv) an impairment charge related to MOD intangible assets and goodwill recorded in fourth quarter of 2022, and (v) lower aggregate patient service and product revenue in 2022.

Income (Loss) from Operations of Discontinued Operations

Our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2022 and 2021 due to an approved plan of sale initiated in fourth quarter of 2022 and completed in January 2023 with the signing of the AHP Merger Agreement. Income (loss) from operations of discontinued operations decreased by 360% from income of $287,656 in the year ended December 31, 2021 to loss of $748,262 in the year ended December 31, 2022. The change from income to loss was due primarily to a determination during third quarter 2022 from the CMS that AHP narrowly missed its plan year 2021 benchmark expenditures, for which we would have received payment in September 2022. As a result, AHP received no shared savings revenue in 2022, in the year ended December 31, 2022, compared to shared savings revenue of $2,419,312 received in the year ended December 31, 2021. During September 2022, we filed a reconsideration appeal with the CMS, which was unsuccessful. The decline resulting from shared savings revenue was offset by an increase in consulting revenue of $58,316 and, because we did not receive shared savings revenue in 2022, a decrease in shared savings expense for the portion of such revenue that would have been paid to our ACO participating providers.

Net Loss

Net loss decreased by $1,596,838, or 15%, to $8,815,744 in the year ended December 31, 2022, compared to net loss of $10,412,582 in the year ended December 31, 2021, primarily as a result of (i) a large loss on extinguishment of debt incurred in 2021 with no corresponding charges in 2022, (ii) a gain from the change in fair value of contingent acquisition consideration in 2022 resulting from the fixed share structure of the MOD contingent acquisition consideration coupled with a drop in our stock price during 2022, and (iii) lower selling, general and administrative costs in 2022, offset by (iv) an impairment charge related to MOD intangible assets and goodwill recorded in fourth quarter of 2022, (v) a loss from our discontinued ACO/MSO Division in 2022 due to the determination by CMS that no shared savings revenue was earned in 2022, and (vi) lower aggregate patient service and product revenue in 2022.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our continuing operations. Prior to the discontinuation of our ACO/MSO Division, that division’s primary source of revenue was from payments earned under the Medicare shared savings program for which shared savings determinations were made annually by the CMS in the third calendar quarter of each year, resulting in potential revenue spikes in the third quarter. With the sale of the ACO/MSO Division in January 2023, we will no longer be subject to this type of seasonality.

Impairment

Impairment reviews of long-lived assets

Long-lived assets (including amortizable identifiable intangible assets) or asset groups held for use are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that the asset is not recoverable, we estimate the fair value of the asset group using a discounted cash flow model. An impairment charge is then recorded for any excess carrying value above the estimated fair value of the asset group.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis and more often if circumstances indicate that an impairment may be necessary. Goodwill impairment is recognized for any excess carrying value above the estimated fair value of the asset group. Fair value is estimated using the same approach as described above for long-lived asset testing.

The significant assumptions we use in the discounted cash flow models are revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the DCF model are subject to significant judgment and uncertainty. Changes in projected revenue growth rates, gross profit margins, projected operating income margins, or estimated discount rates due to uncertain market conditions, loss of our sole product supplier in the Medical Distribution reporting unit, losses of key physicians in our Health Services reporting unit, changes in technology, or other factors, could result in one or more of our reporting units with a significant amount of identifiable intangible assets recognizing material impairment charges, which could be material to our results of operations and financial position. Our historical or projected revenues or cash flows may not be indicative of actual future results.

Impairment of MOD Website and Goodwill

During the fourth quarter of 2022, we determined that triggering events had occurred that required impairment assessments of the MOD Website. The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022. We determined that the asset group, which included the MOD Website and goodwill related to MOD, was not recoverable and, accordingly, recorded an impairment charge in the amount of $2,745,563 to adjust carrying value to its estimated fair value of $-0-. The impairment charge was allocated $1,979,314 to the intangible Website asset and $766,249 to goodwill.

The fair value of our MOD Website and goodwill was determined using an expected present value approach, which applies a market discount rate to a probability-weighted stream of cash flows based on multiple scenarios, as estimated by management. As such, the fair values of the MOD Website and goodwill rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the impairment review.

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (March 31, 2024).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before March 31, 2024 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through March 31, 2024. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of December 31, 2022, we had cash balances of $61,891, a working capital deficit of $1,330,157 and an accumulated deficit of $41,020,933. For the year ended December 31, 2022, we had a net loss of $8,815,744, net cash used by operating activities of $4,363,020, and $1,678,015 provided by financing activities. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through December 31, 2022, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we shall have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by us from those sales, if any. During the year ended December 31, 2022, we made 21 advances under the SEPA, receiving $451,202 in proceeds for the issuance of 5,683,100 shares of common stock, of which $279,415 was applied to the balance of the Promissory Note (as defined below).

On July 19, 2022, we issued to Yorkville a promissory note with an initial principal amount equal to $561,000, including payment fees (the “Promissory Note”). The Promissory Note will mature on March 15, 2023. During the year ended December 31, 2022, we made payments of $392,700 against the Promissory Note, including $279,415 applied from proceeds of sales of common stock under the SEPA, leaving an unpaid principal balance as of December 31, 2022 of $168,300. The balance of the Promissory Note was repaid in full during first quarter 2023.

During October 2022, the Board approved a plan to sell our ACO/MSO Division. On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. We received $750,000 cash payments upon signing of the AHP Merger Agreement. Pursuant to the terms of the transaction, we may also earn (i) up to an additional $2,250,000 cash (up to $500,000 of which will be allocated to AHP’s participating physicians and reimbursed to HealthLynked by the Buyer in 2024) by July 31, 2023 for meeting participating physician transfer milestones outlined in the AHP Merger Agreement, (ii) common shares of the Buyer in the event that the Buyer completes an IPO or other public listing transaction prior to August 1, 2024, with the value to be determined based on Buyer’s valuation in such a transaction, and (iii) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023.

During November and December 2022, we issued two separate notes payable to our CEO, Dr. Michael Dent, with aggregate principal amount of $338,000. The notes are repaid in weekly installments over a one-year period.

During the year ended December 31, 2022, we sold 8,998,485 shares of common stock to eight separate investors in private placement transactions. We received $785,000 in proceeds from the sales. In connection with the stock sales, we also issued 6,249,244 five-year warrants to purchase shares of common stock at exercise prices between $0.10 and $0.25 per share.

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from contingent consideration related to the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Plan of operation and future funding requirements

Our plan of operations is to profitably operate our Health Services business and continue to invest in our Digital Healthcare business, including our cloud-based online personal medical information and record archiving system, the “HealthLynked Network.”

We are marketing the HealthLynked Network by targeting large health systems, hospitals and universities. In addition, we are marketing via direct-to-patient marketing, affiliated marketing campaigns, co-marketing with our Medical Distribution businesses subsidiary MOD, and expanded southeast regional sales efforts. Our initial sales strategy is utilizing Internet-based marketing to increase penetration to targeted geographical areas. These campaigns are focused on both physician practices and patient members. We also are leveraging MOD’s discounted medical supplies as an offering to our patient and physician members in the HealthLynked Network. We also intend to utilize physician telesales through the use of telesales representatives whom we will hire as access to capital allows. If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

We plan to raise additional capital to fund our ongoing plan of operation.

Historical Cash Flows

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(3,673,950)	$(4,019,274)
Net cash used in discontinued operating activities	(689,070)	249,420
Net cash used in operating activities	(4,363,020)	(3,769,854)

Net cash used in continuing investing activities	(544,750)	(341,356)
Net cash used in discontinued investing activities	---	---
Net cash used in investing activities	(544,750)	(341,356)

Net cash provided by continuing financing activities	1,678,015	7,240,672
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	1,678,015	7,240,672

Net increase (decrease) in cash from continuing operating	(2,540,685)	2,880,042
Net increase (decrease) in cash from discontinued operating	(689,070)	249,420
Net increase (decrease) in cash	$(3,229,755)	$3,129,462

Operating Activities – During the year ended December 31, 2022, we used cash from operating activities of $4,363,020, as compared with $3,769,854 in the year ended December 31, 2021. The increase in cash usage results primarily from an increase of $938,490 in cash used in operations of our discontinued ACO/MSO Division, due primarily to the unit not receiving MSSP shared savings revenue in 2022. Net cash used in continuing operating activities decreased by $345,324, due primarily to decreased selling, general and administrative expenses and cash received in the fourth quarter of 2022 for the sale of annual Medical Membership and Concierge Services at NCFM for which revenue and a portion of the related cost are deferred and recognized over the contract life, most of which will be recognized in 2023.

Investing Activities – During the year ended December 31, 2022, we used $544,750 in investing activities, including $313,802 used to acquire AEU (net of cash acquired), $207,384 contingent acquisition consideration payment paid to the sellers of NCFM related to the third and final year of earn-out, and $23,564 to acquire fixed assets. During the year ended December 31, 2021, we used $341,356 in investing activities, including $196,000 contingent acquisition consideration payment paid the sellers of NCFM and $126,106 contingent acquisition consideration payment paid the sellers of CHM, plus $19,250 for the acquisition of furniture, computers and equipment. There were no investing activities related to our discontinued operations.

Financing Activities – During the year ended December 31, 2022 and 2021, we realized $1,678,015 and $7,240,672, respectively, in financing activities. Cash realized in 2022 was comprised of $956,787 from the sale of common stock (net of $279,415 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable), $943,300 from the issuance of notes payable, and $222,072 repayments against notes payable balances (net of $279,415 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable). Cash realized in 2021 was comprised of $5,229,360 from the sale of common stock pursuant to private placements and puts under the Investment Agreement, $1,719,921 net proceeds from the Registered Direct Offering, and $350,200 proceeds from the exercise of options and warrants. We also made cash repayments against a vendor note in the amount of $51,109, retiring the note in full.

Exercise of Warrants and Options

During the year ended December 31, 2022, we received no proceeds from the exercise of warrants or options. We issued 1,394 shares upon cashless exercise of 12,500 employee option shares exercised using a cashless exercise feature.

During the year ended December 31, 2021, we received $333,750 upon the exercise of 3,065,278 warrants with exercise prices between $0.09 and $0.15 and $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252. Additionally, we issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes totaling $614,221 that had been accrued in 2020.

Other Outstanding Obligations at December 31, 2022

As of December 31, 2022, 68,109,094 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.04 to $1.05.

As of December 31, 2022, 5,222,982 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.06 to $0.77.

As of December 31, 2022, 1,651,435 shares of our Common Stock are issuable pursuant to future vesting of stock grants.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthLynked Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets and Goodwill Impairment Assessments – Refer to Notes 8 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 8 to the consolidated financial statements, the Company’s intangible assets and goodwill balance was $319,958 and $1,112,007, respectively as of December 31, 2022. These amounts are after recording an impairment loss of $2,745,563 during the year ended December 2022, The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022.

Management tests intangible assets and goodwill annually for impairment and on an interim basis when events occur or circumstances indicate the carrying value of these intangibles may no longer be recoverable. Goodwill is evaluated at the reporting unit level, which may be the same as a reportable segment or a level below a reportable segment. Step one of the goodwill impairment test is a comparison of the carrying value of a reporting unit to its estimated fair value. Management estimates the fair value of a reporting unit through the use of a discounted cash flow, or “DCF,” valuation model. The significant assumptions used in the DCF models are revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the DCF model are subject to significant judgment and uncertainty.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite life intangible asset impairment assessments is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●	These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the reporting unit; (ii) testing the completeness and accuracy of the underlying data used in the DCF model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections.

●	Evaluating management’s assumptions related to the revenue growth and operating income margins involved evaluating whether the assumptions were reasonable considering historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit.

●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the DCF model and (ii) the reasonableness of significant assumptions related to revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 31, 2023 PCAOB ID Number 587

HEALTHLYNKED CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$61,891	$3,291,646
Accounts receivable, net of allowance for doubtful accounts of $-0- and $13,972
as of December 31, 2022 and 2021, respectively	72,284	86,287
Inventory	192,833	134,930
Contract assets	269,736	---
Prepaid expenses and other	92,940	137,630
Current assets held for sale	1,454,856	---
Total Current Assets	2,144,540	3,650,493

Property, plant and equipment, net of accumulated depreciation of $397,194
and $283,512 as of December 31, 2022 and 2021, respectively	413,123	350,482
Intangible assets, net of accumulated amortization of $30,531 and
$873,417 as of December 31, 2022 and 2021, respectively	1,112,007	3,807,121
Goodwill	319,958	766,249
Right of use lease assets	540,181	526,730
Deferred equity compensation and deposits	50,907	138,625
Long term assets held for sale	---	1,454,856

Total Assets	$4,580,716	$10,694,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,602,558	$790,843
Contract liabilities	574,847	47,838
Lease liability, current portion	344,464	288,966
Notes payable and other amounts due to related party, net of unamortized original
issue discount of $104,490 and $-0- as of December 31, 2022 and 2021, respectively	506,110	300,600
Notes payable, current portion, net of unamortized original issue discount of
$37,748 and $-0- as of December 31, 2022 and 2021, respectively	291,650	---
Liability-classified equity instruments, current portion	30,000	61,250
Contingent acquisition consideration, current portion	100,068	403,466
Current liabilities held for sale	25,000	25,000
Total Current Liabilities	3,474,697	1,917,963

Long-Term Liabilities
Government notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	45,000	101,250
Contingent acquisition consideration, long term portion	98,239	782,224
Lease liability, long term portion	198,330	239,225

Total Liabilities	4,266,266	3,490,662

Commitments and contingencies (Note 16)

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 255,940,389 and
237,893,473 shares issued and outstanding as of December 31, 2022 and 2021, respectively	25,594	23,789
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of
December 31, 2022 and 2021, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,585,542 and 719,366 shares
as of December 31, 2022 and 2021, respectively	225,584	282,347
Additional paid-in capital	41,081,455	39,100,197
Accumulated deficit	(41,020,933)	(32,205,189)
Total Shareholders’ Equity	314,450	7,203,894

Total Liabilities and Shareholders’ Equity	$4,580,716	$10,694,556

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenue
Patient service revenue, net	$5,407,416	$5,764,186
Subscription and event revenue	20,835	14,883
Product revenue	429,951	718,062
Total revenue	5,858,202	6,497,131

Operating Expenses and Costs
Practice salaries and benefits	3,335,695	3,114,991
Other practice operating expenses	2,566,191	2,349,279
Cost of product revenue	463,156	606,521
Selling, general and administrative expenses	4,577,490	4,929,668
Depreciation and amortization	829,481	827,696
Impairment loss	2,745,563	---
Total Operating Expenses and Costs	14,517,576	11,828,155

Loss from operations	(8,659,374)	(5,331,024)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	---	(4,957,168)
Change in fair value of debt	---	(19,246)
Financing cost	(110,000)	---
Amortization of original issue discounts on notes payable	(55,282)	---
Change in fair value of contingent acquisition consideration	779,999	(373,656)
Interest (expense) income	(22,825)	(19,144)
Total other income (expenses)	591,892	(5,369,214)

Net loss before provision for income taxes	(8,067,482)	(10,700,238)

Provision for income taxes	---	---

Loss from continuing operations	(8,067,482)	(10,700,238)

Income (loss) from operations of discontinued operations (Note 4)	(748,262)	287,656

Net loss	(8,815,744)	(10,412,582)

Deemed dividend - amortization of beneficial conversion feature	(353,571)	(353,571)

Net loss to common shareholders	$(9,169,315)	$(10,766,153)

Loss per share from continuing operations, basic and diluted:
Basic	$(0.03)	$(0.05)
Fully diluted	(0.03)	(0.05)

Net loss per share, basic and diluted:
Basic	$(0.04)	$(0.05)
Fully diluted	(0.04)	(0.05)

Net loss per share to common shareholders, basic and diluted:
Basic	$(0.04)	$(0.05)
Fully diluted	(0.04)	(0.05)

Weighted average number of common shares:
Basic	243,419,736	224,658,709
Fully diluted	243,419,736	224,658,709

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2022 AND 2021

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)

Balance at December 31, 2020	187,967,881	2,750,000	18,797	2,750	262,273	22,851,098	(21,784,910)	1,350,008

Sales of common stock	19,871,745	---	1,986	---	---	4,767,883	---	4,769,869
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	2,179,412	---	2,179,412
Contingent acquisition consideration issuable	806,828	---	81	---	---	366,219	---	366,300
Conversion of convertible notes payable to common stock	13,538,494	---	1,354	---	---	4,060,194	---	4,061,548
Fair value of warrants issued in connection with conversion and retirement of convertible notes payable	---	---	---	---	---	3,201,138	---	3,201,138
Fair value of warrants issued for professional services	---	---	---	---	---	43,235	---	43,235
Consultant and director fees payable with common shares and warrants	2,998,122	---	300	---	(7,968)	494,946	---	487,278
Shares and options issued pursuant to employee equity incentive plan	479,793	---	48	---	28,042	172,876	---	200,966
Exercise of stock warrants	12,112,610	---	1,212	---	---	946,760	---	947,972
Exercise of stock options	145,500	---	14	---	---	16,436	---	16,450
Repurchase of treasury stock	(27,500)	---	(3)	---	---	---	(7,697)	(7,700)
Net loss	---	---	---	---	---	---	(10,412,582)	(10,412,582)

Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Sales of common stock pursuant to Standby Equity Purchase Agreement	5,683,100	---	569	---	---	450,634	---	451,203
Stock based financing fees	895,255	---	90	---	---	99,910	---	100,000
Other sales of common stock	8,998,485	---	900	---	---	569,449	---	570,349
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	214,651	---	214,651
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	35,281	---	35,281
Shares issued in acquisition of AEU	871,633	---	79	---	---	103,725	---	103,804
Consultant and director fees payable with common shares and warrants	1,209,049	---	129	---	13,464	307,708	---	321,301
Shares and options issued to employees	388,000	---	38	---	(70,227)	199,900	---	129,711
Exercise of stock options	1,394	---	---	---	---	---	---	---
Net loss	---	---	---	---	---	---	(8,815,744)	(8,815,744)

Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(8,815,744)	$(10,412,582)
(Income) loss from discontinued operations	748,262	(287,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829,481	827,696
Impairment loss	2,745,563	---
Stock based compensation, including amortization of deferred equity compensation	439,763	742,729
Amortization of debt discount	55,282	---
Stock-based financing cost	100,000	---
Loss on extinguishment of debt	---	4,957,168
Change in fair value of debt	---	19,246
Change in fair value of contingent acquisition consideration	(779,999)	373,656
Changes in operating assets and liabilities:
Accounts receivable	36,510	(14,632)
Inventory	(44,631)	(39,730)
Contract assets	(269,736)	---
Prepaid expenses and deposits	51,532	(48,063)
Right of use lease assets	351,718	109,587
Accounts payable and accrued expenses	701,605	(138,716)
Lease liability	(350,566)	(114,254)
Contract liabilities	527,010	6,277
Net cash used in continuing operating activities	(3,673,950)	(4,019,274)
Net cash (used in) generated by discontinued operating activities	(689,070)	249,420
Net cash used in operating activities	(4,363,020)	(3,769,854)

Cash Flows from Investing Activities
Acquisition, net of cash acquired	(313,802)	---
Payment of contingent acquisition consideration	(207,384)	(322,106)
Acquisition of property and equipment	(23,564)	(19,250)
Net cash used in continuing investing activities	(544,750)	(341,356)
Net cash used in discontinued investing activities	---	---
Net cash used in investing activities	(544,750)	(341,356)

Cash Flows from Financing Activities
Proceeds from sale of common stock	956,787	6,949,281
Proceeds from exercise of options and warrants	---	350,200
Proceeds from notes payable	943,300	---
Repayment of notes payable	(222,072)	(51,109)
Repurchase of treasury stock	---	(7,700)
Net cash provided by continuing financing activities	1,678,015	7,240,672
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	1,678,015	7,240,672

Net increase (decrease) in cash	(3,229,755)	3,129,462
Cash, beginning of period	3,291,646	162,184

Cash, end of period	$61,891	$3,291,646

(continued)

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2022		2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$5,923		$232
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Fair value of shares issued as purchase price consideration		$103,804	$	---
Common stock issuable issued during period		$305,069		$262,273
Net carrying value of equity liabilities (assets) written off		$428,859	$	---
Recognition of operating lease: right of use asset and lease liability		$284,905	$	---
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance		$279,415		---
Fair value of warrants allocated to proceeds of debt		$35,281		---
Debt discount and original issue discount allocated to proceeds of notes payable		$153,631		---
Forgiveness of government loans	$	---		$632,826
Fair value of warrants issued for professional service	$	---		$43,236
Incremental fair value of warrants modified to extend maturity date of convertible notes payable	$	---		$126,502
Conversion of convertible note payable to common shares	$	---		$4,061,549
Fair value of warrants issued in connection with conversion of convertible notes payable	$	---		$3,074,637
Accrued liabilities relieved upon cashless exercise of warrants	$	---		$614,221
Contingent acquisition consideration payable in common stock	$	---		$366,300
Fair value of liability-classified equity instruments issued	$	---		$165,000

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company currently operates in three distinct divisions: the Health Services Division, the Digital Healthcare Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

During October 2022, the Company’s Board of Directors (the “Board”) approved a plan to sell the Company’s ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”). On January 17, 2023, the Company entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs, (“Buyer”) agreed to buy, and the Company agreed to sell, AHP. See Note 4, “Discontinued Operations,” for additional information.

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

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

COVID-19 Update

The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, and uncertain. The impact of COVID-19 has not been significant to the Company’s results of operations, financial condition, and liquidity and capital resources. Although no material impairment or other effects have been identified to date, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. The Company will continue to consider the potential impact of the COVID-19 pandemic on its business operations.

Our key Medical Distribution supplier is a limited- or sole-source supplier. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), actual or threatened public health emergencies or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Revenue Recognition

Patient service revenue

Patient service revenue is earned for patient services provided to patients at our NWC facility, functional medicine services provided to patients at our NCFM facility, and physical therapy services provided to patients at our BTG facility. Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients and third-party payors (including health insurers and government programs) and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time related to NCFM Medical Memberships and Concierge contracts, which include bundled products and services that have substantially the same pattern of transfer to the customer, is recognized over the period of delivery, which is the same as the period of the contract (typically, one year). Revenue for performance obligations satisfied over time related to prepaid BTG physical therapy bundles for which performance obligations are satisfied over time as visits are incurred, is recognized based on actual charges incurred in relation to total expected charges. The Company believes that these methods provide a faithful depiction of the transfer of services over the term of the performance obligations based on the inputs needed to satisfy the obligation.

Revenue for performance obligations satisfied at a point in time, which includes all patient service revenue other than NCFM contracts and BTG bundles, is recognized when goods or services are provided at the time of the patient visit, and at which time the Company is not required to provide additional goods or services to the patient.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Certain of the Company’s patient services at NCFM are prepaid by the patient in exchange for access to services to be provided at the patient’s request over a period of time. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided and, where applicable, contract assets for recoverable amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained. Because the Company’s inputs are expended evenly throughout the performance period, the Company recognizes revenue and cost related to such contract liabilities and assets on a straight-line basis over the contractual performance period.

Certain of the Company’s patient services at BTG are prepaid by the patient in exchange for access to a fixed number of visits. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided. The Company recognizes revenue as performance obligations are satisfied, which occurs as visits are used.

Product and Other Revenue

Revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue are recognized when payment is received but for which the Company has not met its product fulfillment performance obligation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and 2021, the Company had $-0- and $2,957,040 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48-52% of total billings. Trade accounts receivable are recorded at this net amount. As of December 31, 2022 and 2021, the Company’s gross patient services accounts receivable were $98,180 and $193,363, respectively, and net patient services accounts receivable were $49,777 and $86,287, respectively, based upon net reporting of accounts receivable. The Company also had consulting accounts receivable of $22,506 and $-0- as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $-0- and $13,972, respectively.

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

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

The Company also maintains intangible assets with indefinite lives, which are not amortized. The Company evaluates the remaining useful life of intangible asset that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. See Note 8, “Intangible Assets and Goodwill,” for further discussion of impairment charges in the year ended December 31, 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Government Notes Payable

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the years ended December 31, 2022 and 2021, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

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

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2022 and 2021, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2022 and 2021, potentially dilutive securities were comprised of (i) 68,109,094 and 59,796,992 warrants outstanding, respectively, (ii) 5,222,982 and 3,999,250 stock options outstanding, respectively, (iii) 1,651,435 and 302,050 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 2,585,542 and 719,366 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of operations in the same manner and charged to the same account as if such settlements had been made in cash. From time to time, the Company also issues stock awards settleable in a variable number of common shares. Such awards are classified as liabilities until such time as the number of shares underlying the grant is determinable.

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: Health Services (multi-specialty medical group including the NWC GYN practice, the NCFM functional medicine practice, the BTG physical therapy practice, and the AEU cosmetic services practice), Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system), and Medical Distribution (comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices).

The Company’s ACO/MSO segment (comprised of the ACO/MSO business, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP) was sold in January 2023. As such, and as described in further detail in Note 4, this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and 2021, and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” for the years ended December 31, 2022 and 2021.

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

Recently Adopted Pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements. The Company adopted this standard in the year ended December 31, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU requires entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. The new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and conditions of transactions with a government arising from a grant or other forms of assistance accounted for under a contribution model. The Company does not believe that this ASU will have any impact on its consolidated financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The ASU revises lessor lease classification guidance and requires accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 using a prospective method, and the adoption did not have a material impact on its combined financial statements.

On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions from the guidance in ASC 740 related to intra-period tax allocations, interim calculations, and the recognition of deferred tax liabilities for outside basis differences and clarifies and simplifies several other aspects of accounting for income taxes. Different transition methods apply to the various income tax simplifications. For the changes requiring a retrospective or modified retrospective transition, the adoption of the new standard did not have a material impact to our consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements; however, the impact in future periods will be dependent upon the contract assets acquired and contract liabilities assumed in any future business combinations.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (March 31, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before March 31, 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS (CONTINUED)

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

The Company has experienced net losses and cash outflows from operating activities since inception. As of December 31, 2022, the Company had cash balances of $61,891, a working capital deficit of $1,330,157 and an accumulated deficit of $41,020,933. For the year ended December 31, 2022, the Company had a net loss of $8,815,744, net cash used by operating activities of $4,363,020, and $1,678,015 provided by financing activities. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the year ended December 31, 2022, the Company made 21 advances under the SEPA, receiving $451,202 in proceeds for the issuance of 5,683,100 shares of common stock, of which $279,415 was applied to the balance of the Promissory Note (as defined below).

On July 19, 2022, the Company issued to Yorkville a promissory note with an initial principal amount equal to $561,000, including payment fees (the “Promissory Note”). The Promissory Note will mature on March 15, 2023 (See Note 13, “Notes Payable,” below for additional information). During the year ended December 31, 2022, the Company made payments of $392,700 against the Promissory Note, including $279,415 applied from proceeds of sales of common stock under the SEPA. The unpaid principal balance as of December 31, 2022 was $168,300. The remaining balance was repaid in first quarter 2023.

As described further in Note 4, “Discontinued Operations,” during October 2022, the Board approved a plan to sell the Company’s ACO/MSO Division. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement and may receive future proceeds comprised of (i) up to an additional $2,250,000 cash (up to $500,000 of which will be allocated to AHP’s participating physicians and reimbursed to HealthLynked by the Buyer in 2024) by July 31, 2023 for meeting participating physician transfer milestones outlined in the AHP Merger Agreement, (ii) net proceeds, after allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023, and (ii) proceeds from sale of shares of the buyer if the buyer completes an initial public offering by August 1, 2024. See Note 4 for additional discussion of the sale transaction.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

NOTE 4 – DISCONTINUED OPERATIONS

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell AHP. Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023); (2) up to $2,250,000 incremental cash (up to $500,000 of which will be allocated to AHP’s participating physicians and reimbursed to HealthLynked by the Buyer in 2024) based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023; (3) in the event that Buyer completes a planned initial public offering (“IPO”) by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023 (the “MSSP Consideration”).

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by August 1, 2024, the Company receives no IPO Share Consideration, and the Transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration. The Company will allocate up to $500,000 of the incremental $2,250,000 participation-based cash proceeds as an advance to AHP’s participating physicians to incentivize participation in PBACO. Any such participating physician advances will be repaid to the Company out of AHP’s 2023 performance year MSSP Shared Savings, which would be received in 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from the Company to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on August 1, 2024. Until that time, the Company has the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the assets and liabilities associated with the ACO/MSO Division that are being transferred to the Buyer in the sale transaction are classified as held for sale in the Company’s consolidated balance sheet for all periods presented. Because the Company expects the fair value of proceeds to be received from the sale of AHP to substantially exceed the carrying value of the ACO/MSO Division as of December 31, 2022, the Company did not recognize a loss on classification as held for sale in the year ended December 31, 2022.

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
Revenue:
Medicare shared savings revenue	$	---	$2,419,312
Consulting revenue		339,865	281,549
Total revenue		339,865	2,700,861

Operating Expenses and Costs:
Medicare shared savings expenses		1,088,127	2,413,205

Income (loss) from operations of discontinued operations before income taxes		(748,262)	287,656
Provision for income taxes		---	---

Income (loss) from discontinued operations, net of income taxes		$(748,262)	$287,656

Net cash (used in) provided by operations of the ACO/MSO Division were ($689,070) and $249,420 in the years ended December 31, 2022 and 2021. There were no cash flows from investing or financing activities of the ACO/MSO Division in the years ended December 31, 2022 or 2021.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the ACO/MSO Division classified as held for sale:

	December 31,
	2022	2021
Assets Held for Sale
Intangible assets, net	$1,073,000	$	---
Goodwill	381,856		---
Current assets held for sale	1,454,856		---
Intangible assets, net	---		1,073,000
Goodwill	---		381,856
Long term assets held for sale	---		1,454,856
Total assets held for sale	$1,454,856		$1,454,856

Liabilities Held for Sale
Contract liabilities, current	$25,000		$25,000
Total liabilities held for sale	$25,000		$25,000

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 5 – ACQUISITION

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

The following table represents the pro forma consolidated income statement as if AEU had been included in the consolidated results of the Company for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Revenue	$6,127,394	$6,999,442
Net loss	$(5,930,867)	$(10,253,074)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AEU to reflect the additional depreciation that would have been charged assuming the fair value adjustments to property, plant and equipment had been applied on January 1 of the period presented.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 6 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Insurance prepayments	$17,733	$25,020
Other expense prepayments	6,989	50,860
Rent deposits	44,125	49,125
Deferred equity compensation	75,000	151,250
Total prepaid expenses and other	143,847	276,255
Less: long term portion	(50,907)	(138,625)
Prepaid expenses and other, current portion	$92,940	$137,630

Deferred equity compensation reflects common stock grants made in 2021 and 2022 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $90,000 and $165,000 in the years ended December 31, 2022 and 2021, respectively. Amortization was $46,771 and $13,750, respectively, in the years ended December 31, 2022 and 2021, respectively. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

NOTE 7 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Medical equipment	$493,854	$484,126
Furniture, office equipment and leasehold improvements	316,463	149,868

Total property, plant and equipment	810,317	633,994
Less: accumulated depreciation	(397,194)	(283,512)

Property, plant and equipment, net	$413,123	$350,482

Depreciation expense during the years ended December 31, 2022 and 2021, respectively was $113,681 and $106,055, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
MOD: Website	---	3,538,000

Total intangible assets	1,142,538	4,680,538
Less: accumulated amortization	(30,531)	(873,417)

Intangible assets, net	$1,112,007	$3,807,121

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Goodwill as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022		2021

MOD	$	---	$766,249
AEU		319,958	---

Goodwill		$319,958	$766,249

Goodwill and intangible assets arose from the acquisitions of NCFM in April 2019, MOD in October 2020, and AEU in May 2022. The MOD website was being amortized on a straight-line basis over its estimated useful life of five years. Prior to December 31, 2022, the NCFM medical database was assumed to have an indefinite life and was not amortized. As of December 31, 2022, the Company determined that developing healthcare technologies have the potential to render certain of the protocols in the NCFM medical database obsolete. Accordingly, the Company determined that the NCFM medical database should be prospectively amortized over an estimated five-year useful life. Goodwill arose as a result of the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisitions of MOD and AEU. Goodwill arose as a result of the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisitions of MOD and AEU.

Amortization expense related to intangible assets in the years ended December 31, 2022 and 2021 was $715,800 and $721,641, respectively.

Impairment of MOD Website and Goodwill

During the fourth quarter of 2022, the Company determined that triggering events had occurred that required impairment assessments of the MOD Website. The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022. An impairment loss is recognized if the carrying amount of an intangible asset that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. The amount of impairment loss is measured as the excess of the asset’s (or asset group’s) carrying value over its fair value. The Company determined that the asset group, which included the MOD Website and goodwill related to MOD, was not recoverable and, accordingly, recorded an impairment charge in the amount of $2,745,563 to adjust carrying value to its estimated fair value of $-0-. The impairment charge was allocated $1,979,314 to the intangible Website asset and $766,249 to goodwill.

NOTE 9 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM, BTG and AEU practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2023, May 2025, March 2023, March 2026, November 2023, November 2023 and January 2027, respectively. As of December 31, 2022, the Company’s weighted-average remaining lease term relating to its operating leases was 2.0 years, with a weighted-average discount rate of 10.32%. The Company added three new operating leases during the year ended December 31, 2022: (i) a June 2022 extension of the lease for approximately 4,000 square feet for the NCFM office location that expires in May 2025, (ii) a lease acquired in the acquisition of AEU in May 2022 that expires in March 2026, and (iii) a January 2022 copier lease at the headquarters office that expires in January 2027.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Lease assets	$540,181	$526,730

Lease liabilities
Lease liabilities (short term)	$344,464	$288,966
Lease liabilities (long term)	198,330	239,225
Total lease liabilities	$542,794	$528,191

Lease expense was $430,719 and $341,453 in the years ended December 31, 2022 and 2021, respectively.

Maturities of operating lease liabilities were as follows as of December 31, 2022:

2023	$396,833
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	616,816
Less interest	(74,022)
Present value of lease liabilities	$542,794

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Trade accounts payable	$863,662	$306,220
Accrued payroll liabilities	190,633	172,500
Accrued operating expenses	482,296	250,577
Accrued interest	63,615	46,712
Product return allowance	2,352	14,834
	$1,602,558	$790,843

NOTE 11 – CONTRACT ASSETS AND LIABILITIES

Amounts related to contract liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Patient services paid but not provided - NCFM	$491,020	$	---
Patient services paid but not provided - BTG	78,120		42,530
Unshipped products	5,707		5,308
	$574,847		$47,838

Contract liabilities relate to (i) NCFM Medical Membership and Concierge Service contracts pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, (ii) BTG contracts pursuant to which patients prepay for access to a fixed number of visits used at the patients’ discretion, and (iii) MOD sold but unshipped products.

Contract assets relate to amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained, such as commissions. Contract assets were $269,736 and $-0- as of December 31, 2022 and 2021, respectively.

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2022 and 2021 were comprised of the following:

	December 31,
	2022	2021

Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Notes payable to Dr. Michael Dent and family (all current), net of discount	205,510	---
Total due to related party	506,110	300,600

Notes Payable to Dr. Michael Dent

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company is required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 is repaid, which is scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount is being amortized over the life of the November MCA. During the year ended December 31, 2022, the Company made payments in the amount of $22,500 and recognized amortization of debt discount in the amount of $6,164.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company is required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 is repaid, which is scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the December MCA. During the year ended December 31, 2022, the Company made payments in the amount of $5,500 and recognized amortization of debt discount in the amount of $2,626.

Other Related Transactions

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2022 and 2021, we had 402,144 and 399,912 shares, respectively, issuable to our directors under such compensation arrangements.

During the years ended December 31, 2022 and 2021, the Company paid Dr. Dent’s spouse $128,269 and $145,192, respectively, in consulting fees pursuant to a consulting agreement.

NOTE 13 – NOTES PAYABLE

Notes payable as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

SBA Disaster Relief Loans	$450,000		$450,000
Yorkville Note Payable	168,300		---
October 2022 Note Payable	129,705		---
AEU Note Payable	31,393		---
Face value of notes payable	779,398		450,000
Less: unamortized discount	(37,748)		---
Notes payable, total	741,650		450,000
Less: long term portion	(450,000)		(450,000)
Notes payable, current portion	$291,650	$	---

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

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 30 months from the inception date. Installment payments, which are first applied to accrued but unpaid interest and then to principal, are schedule to begin in first quarter of 2023.

Interest accrued on SBA loans as of December 31, 2022 and 2021 was $41,625 and $24,723, respectively. Interest expense on the loans was $16,832 and $13,010 in the years ended December 31, 2022 and 2021, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 13 – NOTES PAYABLE (CONTINUED)

Yorkville Note Payable

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville the Promissory Note with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment includes a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023.

At the time of the Amended Note, the Company had paid three installments to Yorkville, each in the amount of $112,200, for a total of $366,600. The remaining principal amount of the Amended Note, $224,400, is required to be repaid by the Company in four equal monthly installments of $56,100 beginning on December 15, 2022. Because the present value of cash did not change by more than 10% as a result of the Amended Note, the Amended Note was treated as a modification with no gain or loss on extinguishment recorded.

Amortization expense related to the discount was $33,752 in the year ended December 31, 2022. During the year ended December 31, 2022, the Company made payments of $392,700 against the Promissory Note, including $279,415 applied from proceeds of sales of common stock under the SEPA. The unpaid principal balance was $168,300 and the unamortized discount balance was $4,748 as of December 31, 2022. The remaining balance was repaid in first quarter 2023.

October 2022 Note Payable

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note does not bear interest in excess of the original issue discount and matures on October 31, 2023. The Company is required to make 10 monthly payments of $16,213 starting November 30, 2022 with maturity on August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. During the year ended December 31, 2022, amortization expense related to the note discount was $8,119 and the Company made payments of $32,426 against the outstanding balance. As of December 31, 2022, the unpaid principal balance was $129,705 and the unamortized discount balance was $29,012. The October 2022 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did allocate any value related to the option to the proceeds received. As of December 31, 2022, the October 2022 Note is not in default and is in compliance with the stated loan covenants.

AEU Notes Payable

In connection with the May 13, 2022 acquisition of AEU, the Company acquired a bank note payable with a remaining principal balance of $9,689. The bank note was repaid in full during July 2022.

Also in connection with the AEU acquisition, the Company acquired a note payable to a third-party lender with a remaining principal balance of $29,057, an original issue discount of $3,400, and a net carrying value of $25,657. Amortization expense related to the note discount was $3,400 in the year ended December 31, 2022. During the year ended December 31, 2022, the Company made payments of $29,057 against the note to retire the note.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from the same third-party lender, receiving net proceeds of $35,800 after fees and discounts. At inception of the note, the Company recognized a discount of $5,209. During the year ended December 31, 2022, amortization expense related to the note discount was $1,221 and the Company made payments of $9,615 against the outstanding balance. As of December 31, 2022, the unpaid principal balance was $31,393 and the unamortized discount balance was $3,988.

Convertible Notes Payable

The Company had no convertible notes payable as of December 31, 2022 or 2021.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 13 – NOTES PAYABLE (CONTINUED)

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

Prior to conversion, the Extended Notes were carried at fair value and revalued at each period end, with changes to fair value recorded to the statement of operations under “Change in Fair Value of Debt.” The changes in fair value were $-0- and $19,246 during the years ended December 31, 2022 and 2021, respectively.

Interest expense on convertible notes outstanding was $-0- and $4,372 during the years ended December 31, 2022 and 2021, respectively.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

As consideration for Yorkville’s irrevocable commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company paid Yorkville’s structuring and due diligence fees of $10,000 in cash and issued to Yorkville 895,255 shares of common stock with a fair value of $100,000 as a commitment fee. During the year ended December 31, 2022, the Company recognized $110,000 in other expense “Financing Cost” in the accompanying consolidated statement of operations.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2022, the Company made 21 advances under the SEPA, receiving $451,202 in proceeds for the issuance of 5,683,100 shares of common stock, of which $279,415 was applied to the balance of the Promissory Note.

Private Placements

During the year ended December 31, 2022, the Company sold 8,998,485 shares of common stock to eight separate investors in private placement transactions. The Company received $785,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 6,249,244 five-year warrants to purchase shares of common stock at exercise prices between $0.10 and $0.25 per share.

During the year ended December 31, 2021, the Company sold 13,161,943 shares of common stock in 53 separate private placement transactions. The Company received $4,328,725 in proceeds from the sales. In connection with these stock sales, the Company also issued 6,581,527 five-year warrants to purchase shares of common stock at exercise prices between $0.27 and $1.05 per share.

Prior Investment Agreement Draws

During the year ended December 31, 2021, the Company issued 3,006,098 common shares pursuant to draws made by the Company under the now-expired July 2016 $3 million investment agreement and received an aggregate of $900,636 in net proceeds from the draws.

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

Shares issued to Consultants

During the years ended December 31, 2022 and 2021, the Company issued 664,076 and 2,998,122 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $59,005 and $495,246 in the years ended December 31, 2022 and 2021, respectively.

Common Stock Issuable

As of December 31, 2022 and 2021, the Company was obligated to issue the following shares:

	December 31, 2022		December 31, 2021
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$210,584	2,183,398	$164,556	319,454
Shares issuable to independent directors	15,000	402,144	117,791	399,912
	$225,584	2,585,542	$282,347	719,366

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2022 and 2021 are summarized as follows:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	59,796,992	$0.25	51,352,986	$0.17
Granted during the period	9,392,101	$0.10	22,421,026	$0.39
Exercised during the period	---	$ ---	(13,637,020)	$(0.18)
Expired during the period	(1,079,999)	$(0.40)	(340,000)	$(0.23)
Outstanding at end of the period	68,109,094	$0.23	59,796,992	$0.25

Exercisable at end of the period	68,109,094	$0.23	59,796,992	$0.25

Weighted average remaining life	2.5 years		3.2 years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2022:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	14,789,573	2.0	$0.07	14,789,573	$0.07
$0.10 to 0.24	18,833,147	3.0	$0.14	18,833,147	$0.14
$0.25 to 0.49	31,026,450	2.4	$0.31	31,026,450	$0.31
$0.50 to 1.05	3,459,924	3.6	$0.69	3,459,924	$0.69
$0.05 to 1.00	68,109,094	2.5	$0.23	68,109,094	$0.23

During the years ended December 31, 2022 and 2021, the Company issued 9,392,101 and 22,421,026 warrants, respectively, the aggregate grant date fair value of which was $333,162 and $5,823,476, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	2.82% to 4.64%	0.38% to 0.97%
Expected life range (in years)	5.00 years	3.00 to 5.00 years
Volatility range	69.69% to 97.27%	169.53% to 193.21%
Dividend yield	0.00%	0.00%

There were no warrants exercised during the year ended December 31, 2022. During the year ended December 31, 2021, the Company received $333,750 upon the exercise of 3,065,278 warrants with exercise prices between $0.09 and $0.15. Additionally, the Company issued 9,047,332 shares upon cashless exercise of 10,571,742 warrant shares exercised using a cashless exercise feature in settlement of litigation and other disputes amounts totaling $614,221 that had been accrued in 2020.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

Amounts recognized in the financial statements with respect to the EIPs in the years ended December 31, 2022 and 2021 were as follows:

	2022		2021
Total cost of share-based payment plans during the period		$418,617		$893,979
Amounts capitalized in deferred equity compensation during period		$(90,000)		$(165,000)
Amounts written off from deferred equity compensation during period		$119,479	$	---
Amounts charged against income for amounts previously capitalized		$(8,333)		$13,750
Amounts charged against income, before income tax benefit		$439,763		$742,729
Amount of related income tax benefit recognized in income	$	---	$	---

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the years ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (Yrs.)	Value
Outstanding at January 1, 2021	3,111,750	$0.20	6.7	$40,783
Granted during the period	580,000	$0.33
Exercised during the period	(145,500)	$(0.11)
Forfeited during the period	(90,000)	$(0.19)

Outstanding at December 31, 2021	3,456,250	$0.20	6.5	873,096
Granted during the period	2,211,232	$0.10
Exercised during the period	(12,500)	$(0.26)
Forfeited during the period	(432,000)	$(0.31)

Outstanding at December 31, 2022	5,222,982	$0.17	7.2	10,200

Exercisable at December 31, 2022	2,962,565	$0.20	5.5	$ ---

As of December 31, 2022, there was $161,050 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.2 years.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $0.06 and $0.25, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $77,025 and $157,652, respectively. The aggregate intrinsic value of share options exercised during the years ended December 31, 2022 and 2021 was $388 and $98,335, respectively. During the year ended December 31, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. During the year ended December 31, 2021, the Company received $16,450 upon the exercise of 145,500 options with exercise prices between $0.10 and $0.252. Stock based compensation expense related to stock options was $115,145 and $77,793 in the years ended December 31, 2022 and 2021, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the years ended December 31, 2022 and 2021 was calculated using the following range of assumptions:

	2022	2021
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	2.81% to 2.90%	1.47% to 1.68%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	74.38% to 74.50%	170.44% to 192.25%
Dividend yield	0.00%	0.00%

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the years ended December 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	858,750	$0.23	1,044,375	$0.21
Granted	2,211,232	$0.06	580,000	$0.25
Vested	(515,315)	$(0.15)	(707,500)	$(0.22)
Forfeited	(294,250)	$(0.26)	(58,125)	$(0.14)
Nonvested options at end of period	2,260,417	$0.08	858,750	$0.23

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the years ended December 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	302,050	$0.27	200,000	$0.17
Granted	3,721,222	$0.05	1,496,861	$0.21
Vested	(2,266,883)	$(0.08)	(1,337,311)	$(0.19)
Forfeited	(104,954)	$(0.19)	(57,500)	$(0.16)
Nonvested grants at end of period	1,651,435	$0.05	302,050	$0.27

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2022, there was $36,270 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant-date fair value of share grants made during the years ended December 31, 2022 and 2021 was $0.05 per share and $0.21 per share, respectively. The aggregate fair value of share grants that vested during the years ended December 31, 2022 and 2021 was $174,594 and $135,805, respectively. Stock based compensation expense related to stock grants was $171,399 and $386,054 in the years ended December 31, 2022 and 2021, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During the year ended December 31, 2021, the Company made certain compensation stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $165,000. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument.” During the years ended December 31, 2022, the Company (i) replaced certain variable share contracts with a new fixed share compensation structure and accordingly de-recognized $25,000 of deferred stock compensation and liability-classified equity instruments, and (ii) de-recognized $106,141 of deferred stock compensation and $135,000 of liability-classified equity instruments as a result of the termination of the employee and related future equity rights to which the equity asset and liability related.

During the year ended December 31, 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The fixed value of $90,000 was recognized as deferred stock compensation and liability-classified equity instruments. The Company also de-recognized $13,338 of deferred stock compensation and liability-classified equity instruments related to this grant based on the 2022 targets not being achieved and issued compensation with a fair value of $2,287 upon achievement of targets.

Amortization of deferred stock compensation assets in the years ended December 31, 2022 and 2021 was $21,771 and $13,750, respectively. The liability will be converted to equity if and when shares are earned and issued pursuant to prescribed vesting events.

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

Contingent acquisition consideration as of December 31, 2022 and 2021 was comprised of the following:

	December 31,
	2022		2021

Fair value of HCFM contingent acquisition consideration	$	---	$172,124
Fair value of CHM contingent acquisition consideration		185,024	276,529
Fair value of MOD contingent acquisition consideration		13,283	737,037
Total contingent acquisition consideration		198,307	1,185,690
Less: long term portion		(98,239)	(782,224)
Contingent acquisition consideration, current portion		$100,068	$403,466

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

During the year ended December 31, 2022 and 2021, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Year Ended December 31,
	2022	2021

HCFM contingent acquisition consideration	$(35,260)	$(66,888)
CHM contingent acquisition consideration	91,505	(86,274)
MOD contingent acquisition consideration	723,754	(220,494)
	$779,999	$(373,656)

Maturities of contingent acquisition consideration were as follows as of December 31, 2022:

2023	$100,068
2024	98,239
$198,307

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

MedOffice Direct LLC Acquisition – October 2020

On October 19, 2020, the Company acquired a 100% interest in MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. Under the terms of acquisition, the Company paid the following consideration: (i) 19,045,563 shares of Company common stock issued at closing, (ii) partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash paid by the Company, and (iii) up to 10,004,749 restricted shares of the Company’s common stock over a four-year period based on MOD achieving revenue targets in calendar years 2021, 2022, 2023, and 2024 of $1,500,000, $1,875,000, $2,344,000, and $2,930,000, respectively. The first and second years of earnout measured based on performance in calendar years 2021 and 2022, respectively, were not met. Because the MOD earnout is payable in a fixed number of shares for each earnout year, the fair value of MOD contingent acquisition consideration is dependent in large part on the price of the Company’s stock.

Cura Health Management LLC Acquisition – May 2020

On May 18, 2020, the Company acquired a 100% interest in CHM and its wholly owned subsidiary AHP. The acquisition consideration included an earnout of up to $62,500, $125,000, $125,000 and $125,000 cash for years 1, 2, 3, and 4, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date of the closing (the “Future Earnout”). On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relies on a single supplier for the fulfillment of approximately 95% of its product sales made through MOD.

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of December 31, 2022:

2023	$396,833
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	616,816
Less interest	(74,022)
Present value of lease liabilities	$542,794

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services division. The agreements generally call for a fixed salary plus performance-based pay.

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

DECEMBER 31, 2022 AND 2021

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 17 – INCOME TAXES

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

The components of earnings before income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Loss before income taxes
Domestic	$(8,815,700)	$(10,412,600)
Foreign	---	---
Total loss before income taxes	$(8,815,700)	$(10,412,600)

Income tax provision (benefit) consists of the following for the years ended December 31, 2022 and 2021:

Year Ended December 31,
		2022		2021
Income tax provision (benefit)
Current
Federal	$	---	$	---
State		---		---
Foreign		---		---
Total current		---		---
Deferred
Federal		---		---
State		---		---
Foreign		---		---
Total deferred		---		---

Total income tax provision (benefit)	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 17 – INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2022		2021
Rate Reconciliation
Expected tax at statutory rate		$(1,851,300)		$(2,186,700)
Permanent differences		576,600		1,041,000
State income tax, net of federal benefit		(214,100)		(192,100)
Current year change in valuation allowance		3,747,800		320,900
Prior year true-ups		(2,259,000)		1,016,900

Income tax provision (benefit)	$	---	$	---

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Year Ended December 31,
	2022		2021
Deferred Tax Assets (Liabilities) Detail
Net operating loss deferred tax asset		$8,713,000		$4,882,000
Gain from change in fair value of derivative financial instruments		(176,600)		(176,600)
Gain from change in fair value of contingent acquisition consideration		(118,300)		73,000
Loss from change in fair value of debt		93,600		93,600
Right of use lease asset		(132,500)		(129,200)
Lease liability		133,100		129,500
Stock compensation		290,000		182,100
Deferred tax assets (liabilities)		8,802,200		5,054,400
Valuation allowance		(8,802,200)		(5,054,400)
Net deferred tax assets (liabilities)	$	---	$	---

As of December 31, 2022 and 2021, the Company had available for income tax purposes approximately $35.5 million and $19.9 million, respectively, in federal and state net operating loss carry forwards, which may be available to offset future taxable income, of which $3.2 million expire in 2035-37 and $32.3 million carry forward indefinitely. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Prior to 2014, the Company was an S-Corporation, as defined in the Internal Revenue Code. As an S-Corporation, income/losses were passed through to the stockholders for each year. During 2014, the Company failed to meet the requirements of an S-Corporation when it authorized and issued a second class of stock other than common stock. The S-Corporation requirements allow only one class of stock, among other certain requirements, to maintain S-Corporation status, as defined. The Company upon failing to maintain its S Corporation status became a C-Corporation during 2014. Prior year losses, and up to the date that the Company lost its S-Corporation status, are not available to the Company since such losses were passed through to qualified S-Corporation shareholders. The net operating loss (“NOL”) carryovers presented in this note are estimates based on the losses reported after 2014. While such NOL carryovers could also be subject to IRC Section 382/383 change of ownership rules, management has not reviewed the Company’s ownership changes at the date of this filing. If an ownership change has occurred, the entire amount of Deferred Tax Assets could be limited or possibly eliminated. Based upon management’s assessment, a full valuation allowance has been placed upon the net deferred tax assets, since it is more likely than not that such assets will not be realized. Therefore, no financial statement benefit has been taken for the deferred tax assets, as of the filing date.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 17 – INCOME TAXES (CONTINUED)

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2022. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on the accrual basis. The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2022 and 2021.

NOTE 18 – SEGMENT REPORTING

As of December 31, 2022, the Company has three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP, comprising its ACO/MSO Division. The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the assets and liabilities associated with the ACO/MSO Division are classified as held for sale in the Company’s consolidated balance sheet for all periods presented. See Note 4, “Discontinued Operations,” for additional information.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 18 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2022 was as follows:

	Year Ended December 31, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$5,407,416	$	---	$	---	$5,407,416
Subscription and event revenue		---		20,835		---	20,835
Product and other revenue		---		---		429,951	429,951
Total revenue		5,407,416		20,835		429,951	5,858,202

Operating Expenses
Practice salaries and benefits		3,335,695		---		---	3,335,695
Other practice operating expenses		2,566,191		---		---	2,566,191
Cost of product revenue		---		---		463,156	463,156
Selling, general and administrative expenses		---		4,411,551		165,939	4,577,490
Depreciation and amortization		116,004		5,877		707,600	829,481
Impairment loss		---		---		2,745,563	2,745,563
Total Operating Expenses		6,017,890		4,417,428		4,082,258	14,517,576

Income (loss) from operations		$(610,474)		$(4,396,593)		$(3,652,307)	$(8,659,374)

Other Segment Information
Interest expense (income)		$11,264		$11,561	$	---	$22,825
Financing cost		$110,000	$	---	$	---	$110,000
Amortization of original issue discounts on notes payable		$50,661		$4,621	$	---	$55,282
Change in fair value of contingent acquisition consideration	$	---		$(779,999)	$	---	$(779,999)

		December 31, 2022
Identifiable assets		$2,402,187		$377,758		$25,956	$2,805,902
Goodwill		$319,958	$	---	$	---	$319,958
Assets held for sale (CHM/AHP)							$1,454,856

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 18 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2021 was as follows:

	Year Ended December 31, 2021
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$5,764,186	$	---	$	---	$5,764,186
Subscription, consulting and event revenue		---		14,883		---	14,883
Product and other revenue		---		---		718,062	718,062
Total revenue		5,764,186		14,883		718,062	6,497,131

Operating Expenses
Practice salaries and benefits		3,114,991		---		---	3,114,991
Other practice operating expenses		2,349,279		---		---	2,349,279
Cost of product revenue		---		---		606,521	606,521
Selling, general and administrative expenses		---		4,681,448		248,220	4,929,668
Depreciation and amortization		109,689		4,567		713,440	827,696
Total Operating Expenses		5,573,959		4,686,015		1,568,181	11,828,155

Income (loss) from operations		$190,227		$(4,671,132)		$(850,119)	$(5,331,024)

Other Segment Information
Interest expense (income)		$7,976		$11,268		$(100)	$19,144
(Gain) loss on extinguishment of debt		$(502,959)		$5,471,884		$(11,757)	$4,957,168
Change in fair value of debt	$	---		$19,246	$	---	$19,246
Change in fair value of contingent acquisition consideration	$	---		$373,656	$	---	$373,656

		December 31, 2021
Identifiable assets		$2,247,498		$3,450,332		$2,775,621	$8,473,451
Goodwill	$	---	$	---		$766,249	$766,249
Assets held for sale (CHM/AHP)	$	---	$	---	$	---	$1,454,856

The Digital Healthcare made intercompany sales of $830 and $943 in the years ended December 31, 2022 and 2021, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $38,713 and $48,697 in the years ended December 31, 2022 and 2021, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2022 and 2021:

	As of December 31, 2022						As of December 31, 2021
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Liability-classified equity instruments	$	---	$	---	$75,000	$75,000	$	---	$	---	$162,500	$162,500
Contingent acquisition consideration		---		---	198,307	198,307		---		---	1,185,690	1,185,690
Total	$	---	$	---	$273,307	$273,307	$	---	$	---	$1,348,190	$1,348,190

The changes in Level 3 financial instruments that are measured at fair value on a recurring basis during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022		2021

Convertible notes payable	$	---	$(19,246)
Contingent acquisition consideration		779,999	(373,656)
Total		$779,999	$(392,902)

NOTE 20 – SUBSEQUENT EVENTS

Sale of AHP

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell AHP. Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023); (2) up to $2,250,000 incremental cash (up to $500,000 of which will be allocated to AHP’s participating physicians and reimbursed to HealthLynked by the Buyer in 2024) based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023; (3) in the event that Buyer completes a planned IPO by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 EBITDA times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023.

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by August 1, 2024, the Company receives no IPO Share Consideration, and the Transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration. The Company will allocate up to $500,000 of the incremental $2,250,000 participation-based cash proceeds as an advance to AHP’s participating physicians to incentivize participation in PBACO. Any such participating physician advances will be repaid to the Company out of AHP’s 2023 performance year MSSP Shared Savings, which would be received in 2024.

Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from the Company to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on August 1, 2024. Until that time, the Company has the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 20 – SUBSEQUENT EVENTS (CONTINUED)

Notes Payable to Dr. Michael Dent

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $160,000 (the “January 2023 Dent Note”). The January 2023 Dent Note bears interest at a rate of 15% per annum, matures six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to the holder with an exercise price of $0.093. The January 2023 Dent Note, along with a $1,000 issuance fee, was repaid in full during January 2023.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $185,000 (the “February 2023 Dent Note”). The February 2023 Dent Note bears interest at a rate of 15% per annum, matures six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to the holder with an exercise price of $0.135.

Private Placement

On March 6, 2023, the Company sold 2,000,000 shares of common stock for cash in a private placement transaction to an accredited investor. The Company received $200,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 1,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.20 per share.

Retirement of $550k Note

On March 17, 2023, the Company made the final payment on, and retired, the $550k Note.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	During the 2022 audit, we recorded adjusting journal entries, the effects of which were material, both individually and in the aggregate, to the financial statements as a whole. Though adjusted in the audited financial statements, the adjustment or the matters underlying them could potentially cause future period financial statements to be materially misstated.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation of internal controls we intend to formally document the design of our internal control policies and procedures when resources allow. To remediate the material weakness regarding adjusting journal entries, we intend to implement internal control procedures related to the affected areas, which include intangible asset valuation and recognition of contract liabilities at certain of our patient service facilities.

Changes in Internal Control over Financial Reporting

Except for the matters discussed above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions with the Company
Michael Dent, MD	58	Chief Executive Officer and Chairman of the Board of Directors
George O’Leary	60	Chief Financial Officer and Director
Robert Gasparini	68	Director
Heather Monahan	48	Director
Daniel Hall	50	Director
Dr. Paul Hobaica	58	Director

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

George G. O’Leary, Chief Financial Officer and Member of the Board of Directors. Mr. O’Leary has served as our Chief Financial Officer since August 6, 2014. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. He is a financially trained senior executive specializing in innovative strategic problem solving across functional and industry boundaries. Mr. O’Leary is Vice Chairman of Referrizer, LLC, a private marketing automation company, since January 2016. Mr. O’Leary was the Vice-Chairman of the Board of Directors of Timios Holdings Corp. from March 2014 through January 2021 and on the Board of Directors of MedOfficeDirect since October 2013. From June 2009 to May 2013 Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. Mr. O’Leary started SKS with the mission to help companies focus on high growth initiatives and execution of their core business while shedding non-core business assets. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

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

Heather Monahan, Director. Ms. Monahan is a best-selling author, keynote speaker, Ted-X speaker, Executive Coach and founder of Boss In Heels. Ms. Monahan is a Glass Ceiling Award winner, was named one of the most Influential Women in Radio in 2017 and was selected as a Limit Breaking Female Founder by Thrive Global in 2018. Her book “Confidence Creator” was #1 on Amazon’s Business Biographies and Business Motivation lists the first week it debuted. Her podcast, Creating Confidence, which features noteworthy celebrities and entrepreneurs, debuted on the Top 200 Apple podcasts. Ms. Monahan was named one of the Top 40 Female Keynote Speakers for 2020 by Real Leaders. Her Ted-X talk was promoted to TED and translated into 6 languages. Harper Collins Leadership published her book, Overcome Your Villains: Mastering Your Beliefs, Actions, and Knowledge to Conquer Any Adversity, in 2021. Ms. Monahan has been featured in USA Today, CNN, Forbes, Fast Company and The Steve Harvey Show, and recently was named a Guest Professor at Harvard.

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

Dr. Paul Hobaica, Director. Dr. Hobaica is a highly accomplished board-certified physician with over 25 years of experience in the medical field. He is a graduate of Bridgewater State University with a degree in business administration. A Massachusetts native, Dr. Hobaica served on the staff at the University of Massachusetts Medical Center from 1996 through 1999 before relocating to Florida in 1999. In Florida, Dr. Hobaica initially joined the emergency department at Naples Community Hospital for a year before starting his own community practice. He also worked as a firefighter and emergency medical technician for several years and developed the only healthcare program specific for the needs of the first responders of Collier County, where he still serves as the District Physician for North Collier Fire Rescue and Immokalee Fire Rescue. Dr. Hobaica joined Arthrex, Inc., in the spring of 2011, where is currently the Corporate Medical Director, providing strategic leadership and direction to the company’s medical and wellness programs.

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

Meetings

During 2022, our Board held a total of 6 meetings. Each incumbent director attended at least 75% of the aggregate of (1) the total number of meetings of our Board during the period in which he or she was a director, and (2) 75% of the total number of meetings of all committees on which he or she served during the period in which he or she was a director.

Board Committees

Audit Committee

Our audit committee is comprised of independent directors Dan Hall (Chairperson) and Heather Monahan. Mr. Hall qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Report of the Audit Committee

The audit committee has reviewed and discussed the audited consolidated financial statements with management. The audit committee has discussed with RBSM the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. In addition, the audit committee has received the written disclosures and the letter from RBSM required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with RBSM its independence from the Company and management.

Based on the reviews and discussions referred to above, the audit committee recommended that the audited consolidated financial statements for the Company for the fiscal year ended December 31, 2022 be included in this Annual Report on Form 10-K for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Dan Hall, Chairman

Heather Monahan

Compensation Committee

Our compensation committee is comprised of independent directors Robert Mino (Chairperson), Robert Gasparini, and Heather Monahan.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Dr. Michael Dent (Chairperson) and independent director Robert Mino.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2022, all such forms were filed in a timely fashion.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to adopt one as we further develop our infrastructure and business.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2022 and 2021:

						All Other
				Stock	Option	Compen-
		Salary	Bonus	Awards (1)	Awards (2)	sation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2022	35,000	---	536	---	---	35,536
(Chief Executive Officer)	2021	35,000	---	1,525	---	---	36,525

George O’Leary	2022	177,078	3,500	4,036	45,425	---	230,039
(Chief Financial Officer)	2021	200,000	21,500	66,025	92,975	---	380,500

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. O’Leary in 2022 include 100,000 vested shares granted in connection with Mr. O’Leary’s 2022 employment agreement and 2,000 shares pursuant to a bonus grant. Stock awards for Mr. O’Leary in 2021 include 100,000 shares granted pursuant to Mr. O’Leary’s 2018 employment agreement and 5,000 shares pursuant to a bonus grant. Stock awards for Dr. Dent include 2,000 shares granted in 2022 and 5,000 shares granted in 2021 pursuant to a bonus grant.
(2)	Reflects the grant date fair values of stock options. Option awards for Mr. O’Leary in 2021 include a 10-year option to purchase 500,000 shares of Company common stock at an exercise price of $0.2675 that vested 50% on grant and the balance equally on each anniversary date for three years thereafter. Option awards for Mr. O’Leary in 2022 include a 10-year option to purchase 1,200,000 shares of Company common stock at an exercise price of $0.06, 50% of which have time-based vesting over a four-year period and 50% of which vest on the achievement of corporate and individual goals for fiscal years 2022-25.

Employment Agreements

On October 13, 2022, we entered into an agreement with George O’Leary in his continuing capacity as Chief Financial Officer of the Company. The agreement was effective as of July 1, 2022 and provides that Mr. O’Leary’s base salary will be $259,000 per year, with annual review and adjustment at the discretion of the Chief Executive Officer and Compensation Committee of the Board of Directors of the Company, and an annual incentive bonus of 25% of annual salary based on the achievement of the Company of certain financial metrics as approved by the Compensation Committee. In addition, Mr. O’Leary will be eligible for a cash bonus of $50,000 upon the uplisting of the Company and completion of a financing round at the time of uplisting. The Agreement also provides that Mr. O’Leary will receive a grant of 100,000 shares of restricted stock upon execution of the Agreement and additional grants of 100,000 restricted shares on each of July 1, 2023, 2024 and 2025. Mr. O’Leary was also granted 1,200,000 stock options with an exercise price of $0.06, a portion of which are subject to time vesting and a portion of which are subject to vesting upon the achievement of certain corporate objectives and Mr. O’Leary’s individual objectives. If Mr. O’Leary is terminated without cause we will provide Mr. O’Leary as severance an amount equal to six (6) months of his base salary. Concurrently, we and Mr. O’Leary entered into a Non-Disclosure, Non-Solicitation and Non-Compete Agreement, effective as of September 20, 2022 that contains a non-solicitation and non-compete provision which will be in effect for a two-year period following the termination of Mr. O’Leary’s employment relationship with the Company; provided, however, such period is shortened to six (6) months if Mr. O’Leary is terminated without cause.

On July 1, 2016, we entered into an employment agreement with Dr. Michael Dent, Chief Executive Officer and a member of the Board of Directors. Dr. Dent’s employment agreement continues until terminated by Dr. Dent or the Company. If Dr. Dent’s employment is terminated by us (unless such termination is “For Cause” as defined in his employment agreement), then upon signing a general waiver and release, Dr. Dent will be entitled to severance in an amount equal to 12 months of his then-current annual base salary, as well as the pro-rata portion of any bonus that would be due and payable to him. In the event that Dr. Dent terminates the employment agreement, he shall be entitled to any accrued but unpaid salary and other benefits up to and including the date of termination, and the pro-rata portion of any unvested time-based options up until the date of termination.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options; shares of stock that have not vested; and equity incentive plan awards outstanding as of December 31, 2022 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	750,000	---	---	$0.08	7/1/2026
(Chief Executive Officer)

George O’Leary	400,000	---	---	$0.08	7/1/2026
(Chief Financial Officer)	900,000	---	---	$0.31	6/30/2028
	333,333	166,667	166,667	$0.2675	11/22/2031
	---	1,200,000	1,200,000	$0.06	10/20/2032

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

On September 9, 2021, our board adopted the 2021 Employee Equity Incentive Plan (the “2021 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees. The 2021 EIP was approved by a majority of our stockholders pursuant to a written resolution on September 13, 2021. The 2021 EIP allows for the issuance of up to 20,000,000 shares of our common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by our board, or a committee that may be appointed by our board in the future.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2022 and 2021, we had 402,144 and 399,912 shares, respectively, issuable to our directors under such compensation arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2023 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 1265 Creekside Parkway, Suite 302, Naples, Florida 34108. As of March 30, 2023, we had 259,152,889 common shares and 2,750,000 Series B Preferred shares issued and outstanding.

	Number of Common Shares (1)	Percent of Class (Common Stock) (2)	Number of Series B Preferred Shares	Percent of Class (Series B Preferred Stock) (3)	Total Percentage Held (Common and Series B Preferred) (4)
Dr. Michael Dent, Chief Executive Officer and Chairman (5)	100,377,128	36.56%	2,750,000	100.00%	68.31%
George O’Leary, Chief Financial Officer, Chief Operating Officer and Director (6)	5,451,229	2.09%	---	---	1.02%
Robert Gasparini, Director (7)	2,069,883	*	---	---	*
Daniel Hall, Director (8)	371,389	*	---	---	*
Dr. Paul Hobaica, Director (9)	0	*	---	---	*
Heather Monahan, Director (10)	371,389	*	---	---	*

All officers and directors as a group (6 persons)	108,641,018	39.34%	2,750,000	100.00%	69.56%
5% Stockholders:
Iconic Holdings, LLC (11)	25,889,374	9.99%	---	---	5.90%
Urania Holdings, LLC (12)	13,145,222	5.03%	---	---	2.45%

*	less than 1%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 259,152,889 shares of common stock issued and outstanding as of March 30, 2023.

(3)	Based on 2,750,000 shares of Series B Preferred stock issued and outstanding as of March 30, 2023.

(4)	Reflects total percentage of combined voting power based on 100 votes per share of Series B Preferred stock outstanding.
(5)	Beneficial ownership of common shares includes (i) 3,010,640 shares of common stock held by Dr. Dent directly, (ii) 81,996,472 shares of common stock held in the name of Mary S. Dent Gifting Trust, a trust of which Dr. Michael Dent is trustee (iii) 14,620,016 shares of common stock issuable upon exercise of warrants, and (iv) 750,000 vested employee stock options. Beneficial ownership of Series B preferred shares includes 2,750,000 shares of Series B Preferred Shares held in the name of the Michael Thomas Dent Declaration of Trust that are convertible into 13,750,000 shares of common stock any time after December 31, 2022 and that have that number of votes equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), or the equivalent of 275,000,000 votes.

(6)	Includes (i) 3,188,781 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, (ii) 629,115 shares of common stock held by George O’Leary directly, and (iii) 1,633,333 vested employee stock options. Excludes 1,366,667 employee stock options and 300,000 employee stock grants which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2023.

(7)	Includes 1,935,835 shares of common stock held by Mr. Gasparini and his spouse, and 134,048 vested stock grants subject to issuance. Excludes 402,145 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2023.

(8)	Includes 237,341 shares of common stock held by Mr. Hall and 134,048 vested stock grants subject to issuance. Excludes 402,145 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2023.

(9)	Excludes 160,944 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2023.

(10)	Includes 237,341 shares of common stock held by Ms. Monahan and 134,048 vested stock grants subject to issuance. Excludes 402,145 shares granted which are subject to future vesting requirements and are not expected to vest within 60 days of March 30, 2023.

(11)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes up to 25,889,374 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation. Does not include up to 5,650,707 shares of common stock issuable upon exercise of warrants with 9.99% beneficial ownership limitation.
(12)	The address of this beneficial owner is 1405 Estuary Trail, Delray Beach, Florida 33483. Chris Salamone, as Chief Executive Officer of Urania Holdings LLC, holds voting and dispositive power over the securities of the Company held by Urania Holdings LLC. Includes 11,109,507 shares of common stock and 2,035,715 shares of common stock issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Amounts due to related parties as of December 31, 2022 and 2021 were comprised of the following:

	December 31,
	2022	2021

Deferred compensation, Dr. Michael Dent	$300,600	$300,600
Notes payable to Dr. Michael Dent and family (all current), net of discount	205,510	---
Total due to related party	506,110	300,600

Notes Payable to Dr. Michael Dent

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company is required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount is being amortized over the life of the November MCA. During the year ended December 31, 2022, the Company made payments in the amount of $22,500 and recognized amortization of debt discount in the amount of $6,164.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company is required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants issued to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the December MCA. During the year ended December 31, 2022, the Company made payments in the amount of $5,500 and recognized amortization of debt discount in the amount of $2,626.

Other Related Transactions

During the years ended December 31, 2022 and 2021, the Company paid Dr. Dent’s spouse $128,269 and $145,192, respectively, in consulting fees pursuant to a consulting agreement.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2022 and 2021, we had 402,144 and 399,912 shares, respectively, issuable to our directors under such compensation arrangements.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2022 and 2021, our independent registered public accounting firm RBSM LLP billed us a total of $149,000 and $109,037, respectively, related to interim reviews and annual audits of our financial statements and $10,000 and $7,500, respectively, related to auditor consents and registration statements reviews. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our board of directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 17, 2023, among ACO Health Partners, LLC, HealthLynked Corp., PBACO Holding, LLC and AHP Acquisition, LLC (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
3.4	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 20, 2021)
3.5	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.3	Description of our Common Stock (Filed as Exhibit 4.3 to the Company’s Form 10-K filed with the Commission on March 31, 2022)
10.1	Standby Equity Purchase Agreement, dated July 5, 2022, by and between HealthLynked Corp. and YA II PN, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2022)
10.2	Note Purchase Agreement, dated July 5, 2022, by and between HealthLynked Corp. and YA II PN, Ltd. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2022)
10.3	Promissory Note, dated July 19, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2022)
10.4	Extension Letter Agreement, by and between HealthLynked Corp. and George O’Leary, dated October 13, 2022 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 19, 2022)
10.5	Non-Disclosure, Non-Solicitation and Non-Compete Agreement between HealthLynked Corp. and George O’Leary, dated October 13, 2022 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 19, 2022)
10.6	Amended and Restated Promissory Note, dated November 15, 2022 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 18, 2022)
10.7	Agreement and Plan of Merger, dated January 17, 2023 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 23, 2022)
10.8	Management Services Agreement, dated January 17, 2023 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
21.1*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	- Provided herewith

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023

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

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and	March 31, 2023
Michael Dent	Chairman of the Board of Directors (Principal Executive Officer)

/s/ George O’Leary	Chief Financial Officer and Director	March 31, 2023
George O’Leary	(Principal Financial and Accounting Officer)

/s/ Dr. Paul Hobaica	Director	March 31, 2023
Dr. Paul Hobaica

/s/ Robert Gasparini	Director	March 31, 2023
Robert Gasparini

/s/ Heather Monahan	Director	March 31, 2023
Heather Monahan

/s/ Daniel Hall	Director	March 31, 2023
Daniel Hall