Form 10-Q
period 2023-03-31
HealthLynked Corp
filed 2023-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 259,187,889 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$68,666	$61,891
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of March 31, 2023 and December 31, 2022, respectively	48,966	72,284
Inventory	192,929	192,833
Contract assets	217,934	269,736
Prepaid expenses and other	88,176	92,940
Contingent sale consideration receivable, current portion	1,624,554
Current assets held for sale	---	1,454,856
Total Current Assets	2,241,225	2,144,540

Property, plant and equipment, net of accumulated depreciation of $428,231 and $397,194 as of March 31, 2023 and December 31, 2022, respectively	382,086	413,123
Intangible assets, net of accumulated amortization of $87,571 and $30,531 as of March 31, 2023 and December 31, 2022, respectively	1,054,967	1,112,007
Goodwill	319,958	319,958
Right of use lease assets	440,394	540,181
Deferred equity compensation and deposits	43,407	50,907
Contingent sale consideration receivable, long term portion	1,663,163	---
Total Assets	$6,145,200	$4,580,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,364,336	$1,602,558
Contract liabilities	575,843	574,847
Lease liability, current portion	267,089	344,464
Notes payable and other amounts due to related party, net of unamortized original issue discount of $139,161 and $104,490 as of March 31, 2023 and December 31, 2022, respectively	724,950	506,110
Notes payable, current portion, net of unamortized original issue discount of $49,130 and $37,748 as of March 31, 2023 and December 31, 2022, respectively	191,682	291,650
Liability-classified equity instruments, current portion	30,000	30,000
Indemnification liability	143,974	---
Contingent acquisition consideration, current portion	8,756	100,068
Current liabilities held for sale	---	25,000
Total Current Liabilities	3,306,630	3,474,697

Long-Term Liabilities
Government notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	37,500	45,000
Contingent acquisition consideration, long term portion	6,233	98,239
Lease liability, long term portion	176,194	198,330
Total Liabilities	3,976,557	4,266,266

Commitments and contingencies (Note 16)

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 259,152,889 and 255,940,389 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	25,915	25,594
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,407,664 and 2,585,542 as of March 31, 2023 and December 31, 2022, respectively	246,356	225,584
Additional paid-in capital	41,462,620	41,081,455
Accumulated deficit	(39,568,998)	(41,020,933)
Total Shareholders’ Equity	2,168,643	314,450
Total Liabilities and Shareholders’ Equity	$6,145,200	$4,580,716

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue
Patient service revenue, net	$1,700,281	$1,375,685
Subscription and event revenue	16,299	6,624
Product revenue	38,574	146,969
Total revenue	1,755,154	1,529,278

Operating Expenses and Costs
Practice salaries and benefits	963,657	718,073
Other practice operating expenses	624,247	562,651
Cost of product revenue	32,060	160,811
Selling, general and administrative expenses	1,103,748	1,335,140
Depreciation and amortization	88,077	203,890
Total Operating Expenses and Costs	2,811,789	2,980,565

Loss from operations	(1,056,635)	(1,451,287)

Other Income (Expenses)
Loss on extinguishment of debt	(44,763)	---
Amortization of original issue discounts on notes payable	(63,360)	---
Change in fair value of contingent acquisition consideration	(1,706)	438,322
Interest expense	(11,381)	(5,023)
Total other income (expenses)	(121,210)	433,299

Loss from continuing operations before provision for income taxes	(1,177,845)	(1,017,988)

Provision for income taxes	---	---

Loss from continuing operations	(1,177,845)	(1,017,988)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	(44,289)	(150,135)
Gain from disposal of discontinued operations	2,674,069	---
Gain (loss) on discontinued operations	2,629,780	(150,135)

Net income (loss)	1,451,935	(1,168,123)

Deemed dividend - amortization of beneficial conversion feature	---	(88,393)
Net income (loss) to common shareholders	$1,451,935	$(1,256,516)

Loss per share from continuing operations, basic and diluted:
Basic	$(0.00)	$(0.00)
Fully diluted	(0.00)	(0.00)

Gain (loss) per share on discontinued operations, basic and diluted:
Basic	$0.01	$(0.00)
Fully diluted	0.01	(0.00)

Net income (loss) per share to common shareholders, basic and diluted:
Basic	$0.01	$(0.01)
Fully diluted	0.01	(0.01)

Weighted average number of common shares:
Basic	257,131,222	238,008,478
Fully diluted	257,131,222	238,008,478

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	2,000,000		200		---	125,998		126,198
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	73,802	---	73,802
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	95,393	---	95,393
Consultant and director fees payable with common shares and warrants	---	---	---	---	54,972		---	54,972
Shares and options issued to employees	987,500	---	99	---	(34,200)	67,229	---	33,128
Net income	---	---	---	---	---	---	1,451,935	1,451,935
Balance at March 31, 2023	259,152,889	2,750,000	25,915	2,750	246,356	41,462,620	(39,568,998)	2,168,643

Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Consultant and director fees payable with common shares and warrants	5,250	---	1	---	73,470	8,044	---	81,515
Shares and options issued to employees	133,000	---	13	---	(37,777)	64,547	---	26,783
Exercise of stock options	1,394	---	---	---	---	---	---	---
Net loss	---	---	---	---	---	---	(1,168,123)	(1,168,123)
Balance at March 31, 2022	238,033,117	2,750,000	23,803	2,750	318,040	39,172,788	(33,373,312)	6,144,069

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023		2022
Cash Flows from Operating Activities
Net loss		$1,451,935		$(1,168,123)
Loss from discontinued operations		44,289		150,135
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations		(2,674,069)
Depreciation and amortization		88,077		203,890
Stock based compensation, including amortization of deferred equity compensation		88,101		116,735
Amortization of debt discount		63,360		---
Loss on extinguishment of debt		44,763		---
Change in fair value of contingent acquisition consideration		1,706		(438,322)
Changes in operating assets and liabilities:
Accounts receivable		811		9,397
Inventory		(97)		(20,223)
Contract assets		51,802		---
Prepaid expenses and deposits		4,764		36,560
Right of use lease assets		334,157		33,309
Accounts payable and accrued expenses		(219,064)		(13,426)
Lease liability		(333,881)		(34,710)
Contract liabilities		996		(14,489)
Net cash used in continuing operating activities		(1,052,350)		(1,139,267)
Net cash (used in) generated by discontinued operating activities		(47,163)		(203,651)
Net cash used in operating activities		(1,099,513)		(1,342,918)

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations		781,381		---
Acquisition of property and equipment		---		(22,014)
Net cash used in continuing investing activities		781,381		(22,014)
Net cash used in discontinued investing activities		---		---
Net cash used in investing activities		781,381		(22,014)

Cash Flows from Financing Activities
Proceeds from sale of common stock		200,000		---
Proceeds from notes payable		555,000		---
Repayment of notes payable		(430,093)		---
Net cash provided by continuing financing activities		324,907		---
Net cash provided by discontinued financing activities		---		---
Net cash provided by financing activities		324,907		---

Net increase (decrease) in cash		6,775		(1,364,932)
Cash, beginning of period		61,891		3,291,646

Cash, end of period		$68,666		$1,926,714
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$3,272	$	---
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period		$34,105		$37,778
Net carrying value of equity liabilities (assets) written off		$2,350		$25,625
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance		$18,743		---
Fair value of warrants allocated to proceeds of debt		$95,393		---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its five subsidiaries: NWC, NCFM, BTG, MOD and AEU. Results through January 17, 2023 also include operations of AHP, which was sold, and CHM, which was discontinued, both effective as of January 17, 2023. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the three months ended March 31, 2023, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time includes revenue from NCFM Medical Memberships and Concierge contracts, NWC annual administration fees, and BTG physical therapy bundles. Revenue from NCFM Medical Memberships and Concierge contracts and NWC annual administration fees, which include bundled products and services that have substantially the same pattern of transfer to the customer, is recognized over the period of delivery, which is the same as the period of the contract (typically, one year). Revenue from prepaid BTG physical therapy bundles, for which performance obligations are satisfied over time as visits are incurred, is recognized based on actual visits incurred in relation to total expected visits. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided and, where applicable, contract assets for recoverable amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained. The Company believes that these methods provide a faithful depiction of the transfer of services over the term of the performance obligations based on the inputs needed to satisfy the obligation.

Revenue for performance obligations satisfied at a point in time, which includes all patient service revenue other than NCFM Medical Memberships and Concierge contracts, NWC annual administration fees, and BTG physical therapy bundles, is recognized when goods or services are provided at the time of the patient visit, and at which time the Company is not required to provide additional goods or services to the patient.

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the three months ended March 31, 2023 or 2022 to the judgments applied in determining the amount and timing of patient service revenue.

Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:

●	Medicare: Certain inpatient acute care services are paid at prospectively determined rates per discharge based on clinical, diagnostic and other factors. Certain services are paid based on cost-reimbursement methodologies subject to certain limits. Physician services are paid based upon established fee schedules. Outpatient services are paid using prospectively determined rates;

●	Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates per discharge, per occasion of service, or per covered member.

●	Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had no cash balances in excess of the FDIC insured limit as of March 31, 2023 or December 31, 2022, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48-52% of total billings. Trade accounts receivable are recorded at this net amount. As of March 31, 2023 and December 31, 2022, the Company’s gross patient services accounts receivable were $75,623 and $98,180, respectively, and net patient services accounts receivable were $48,966 and $49,777, respectively, based upon net reporting of accounts receivable. The Company also had consulting accounts receivable of $-0-and $22,506 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. No impairment charges were recognized during the three months ended March 31, 2023 or 2022.

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

MARCH 31, 2023

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and nonemployees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company uses a binomial lattice pricing model to estimate the fair value of options and warrants granted.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three months ended March 31, 2023 because the Company has sufficient operating loss carryforwards to offset any net income, including income from capital gains related to the disposal of discontinued operations, that it may realize in the full year 2023. Moreover, the Company expects to generate a loss for the full year 2023 inclusive of the gain from disposal of discontinued operations recognized in the three months ended March 31, 2023. No income tax was provided for the three months ended March 31, 2022 since the Company sustained a loss in that period. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Deemed Dividend

Through December 31, 2022, the Company incurred a deemed dividend on Series B Convertible Preferred Voting Stock (the “Series B Preferred”). As the intrinsic price per share of the Series B Preferred was less than the deemed fair value of the Company’s common stock on the date of issuance of the Series B Preferred, the Series B Preferred contained a beneficial conversion feature as described in FASB ASC 470-20, “Debt with Conversion and Other Options.” The difference in the stated conversion price and estimated fair value of the common stock was accounted for as a beneficial conversion feature and affected income or loss available to common stockholders for purposes of earnings per share available to common stockholders. The Company may incur further deemed dividends on certain of its warrants containing a down-round provision equal to the difference in fair value of the warrants before and after the triggering of the down round adjustment.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2023 and 2022, the Company reported a loss from continuing operations. As a result, diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share, even though the Company had net income in the three months ended March 31, 2023 after adjusting for discontinued operations. The Company excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2023 and December 31, 2022, potentially dilutive securities were comprised of (i) 67,742,315 and 68,109,094 warrants outstanding, respectively, (ii) 5,166,732 and 5,222,982 stock options outstanding, respectively, (iii) 1,344,087 and 1,651,435 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) 2,407,664 and 2,585,542 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the three months ended March 31, 2023 and 2022.

Recently Adopted Pronouncements

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company adopted this standard for the year ended December 31, 2023. The adoption did not have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2023. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 15, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 15, 2024.

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

The Company has experienced net losses and cash outflows from operating activities since inception. As of March 31, 2023, the Company had cash balances of $68,666, a working capital deficit of $1,065,405 and an accumulated deficit of $39,568,998. For the three months ended March 31, 2023, the Company generated net income of $1,451,935, which included a gain from the sale of AHP of $2,674,069. Loss from continuing operations for the three months ended March 31, 2023 was $1,177,845 and the Company used cash from operating activities of $1,099,513. Notwithstanding the gain from the sale of AHP, the Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the three months ended March 31, 2023, the Company made one advance under the SEPA, receiving $18,765 in proceeds for the issuance of 225,000 shares of common stock, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company issued four notes payable to its Chairman and CEO, Dr. Michael Dent, and one note payable to a third party for net proceeds of $555,000. The Company also made repayments on notes payable totaling $430,093.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement and may receive future proceeds comprised of (i) up to an additional $2,250,000 cash (up to $500,000 of which will be allocated to AHP’s participating physicians and reimbursed to HealthLynked by the Buyer in 2024) by July 31, 2023 for meeting participating physician transfer milestones outlined in the AHP Merger Agreement, (ii) net proceeds, after allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023, and (ii) proceeds from sale of shares of the Buyer if the Buyer completes an initial public offering by August 1, 2024. See Note 4, “Discontinued Operations,” for additional discussion of the sale transaction.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”); (3) in the event that Buyer completes a planned initial public offering (“IPO”) by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023 (the “2022 MSSP Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will reimbursed to HealthLynked by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

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

Concurrent with the AHP Merger Agreement, AHP and the Buyer also entered into a Management Services Agreement (the “MSA”), pursuant to which the Buyer assumed full control of managing AHP’s business operations and paying AHP’s operating expenses after January 16, 2023. The term of the MSA is from January 17, 2023 to August 1, 2024, which is the latest date that equity ownership of AHP can transfer from the Company to the Buyer. The Buyer agreed in the Merger Agreement to reimburse the Company for reasonable expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023, which we refer to as the Stub Period Reimbursement, during which time the Company had operational and financial control of AHP and CHM. Concurrent with the AHP Merger Agreement and the MSA, and as a result of the Buyer assuming control and responsibility of AHP’s operations, the Company discontinued its operations of CHM.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Discontinued Operations

The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the assets and liabilities associated with the ACO/MSO Division transferred to the Buyer in the transaction are classified as held for sale in the Company’s consolidated balance sheet as of December 31, 2022. The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the ACO/MSO Division classified as held for sale:

	March 31,		December 31,
	2023		2022
Assets Held for Sale
Intangible assets, net	$	---	$1,073,000
Goodwill		---	381,856
Total assets held for sale		---	1,454,856

Liabilities Held for Sale
Contract liabilities, current	$	---	$25,000
Total liabilities held for sale	$	---	$25,000

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the three months ended March 31, 2023 and 2022:

	Three months Ended March 31,
	2023	2022
Revenue
Consulting revenue	$23,646	$77,594

Operating Expenses and Costs
Medicare shared savings expenses	67,935	227,729
Loss from operations of discontinued operations before income taxes	(44,289)	(150,135)
Provision for income taxes	---	---
Loss from discontinued operations, net of income taxes	$(44,289)	$(150,135)

Net cash used in operations of the ACO/MSO Division was $47,163 and $203,651 in the three months ended March 31, 2023 and 2022, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the three months ended March 31, 2023 or 2022.

Derecognition and Gain from Disposal of Discontinued Operations

As a result of the AHP Sale and pursuant to the terms and conditions of the AHP Merger Agreement and the MSA, the Company ceased to have a controlling financial interest in AHP as of January 17, 2023. Accordingly, in connection with the transaction, the Company deconsolidated AHP as of January 17, 2023.

In connection with the deconsolidation, the Company recognized the fair value of consideration received and receivable from the AHP Sale, recognized an indemnification liability related to potential claims resulting from the AHP Sale, derecognized the carrying value of assets and liabilities transferred to the Buyer or otherwise derecognized in connection with in the AHP Sale, and recorded a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The Company elected to record the contingent portion of consideration receivable at fair value on the sale date pursuant to the guidance in FASB Emerging Issues Task Force Issue 09-4, “Seller Accounting for Contingent Consideration,” (“EITF 09-4”). The fair value of consideration received and receivable is shown in the following table:

Upfront Cash Consideration paid at signing	$750,000

Incremental Cash Consideration	1,311,567
IPO Share Consideration	1,463,517
2022 MSSP Consideration	312,987
Physician Advance Consideration	199,645
Stub Period Reimbursement	31,381
Total fair value of contingent consideration receivable	3,319,097

Total fair value of consideration received and receivable	$4,069,097

The fair value of contingent consideration receivable was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. As such, the fair values of contingent consideration receivable rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the fair valuation. Significant assumptions related to the valuation of contingent consideration receivable include the likelihood of a Buyer IPO, the valuation of the Buyer’s common stock in a potential IPO, the likelihood that AHP met its performance benchmarks to the extent that it will receive shared savings for plan year 2022, the likelihood that AHP under the management of the Buyer will receive sufficient shared savings in plan years 2023 and/or 2024 to pay the Physician Advance Consideration, and the likelihood that the Company will be able to add new participating physicians to AHP before July 31, 2023 in order to collect the Incremental Cash Consideration. On March 16, 2023, the Company received the full amount of the Stub Period Reimbursement of $31,381.

The book value of the assets and liabilities derecognized in connection with the sale were as follows:

Prepaid expenses	$1,500
Intangible asset - ACO physician contract	1,073,000
Goodwill	381,856
Contract liability	(20,278)
Contingent acquisition consideration	(185,024)
Net Book Value of Assets and Liabilities Sold	$1,251,054

Prepaid expenses are prepaid services from which the Buyer will benefit following AHP Sale. Intangible assets and goodwill represent the carrying value of assets recorded at the time the Company acquired CHM and AHP in 2020 (the “Original Acquisition”). Contract liability represents remaining unearned revenue for which the Buyer is required to provide the performance obligations after January 17, 2023. In connection with the AHP Sale, the remaining value of contingent acquisition consideration (“CAC”) related to the Original Acquisition was written off.

After recording the fair value of consideration and derecognition of assets and liabilities, and an estimated liability related to the Indemnification Clause, the Company recorded a gain from disposal of discontinued operations in the amount of $2,674,069 as follows:

Total fair value of consideration received and receivable	$4,069,097
Less: Net Book Value of Assets and Liabilities Sold	(1,251,054)
Less: fair value of Indemnification Clause	(143,974)
Gain from disposal of discontinued operations	$2,674,069

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

After January 17, 2023, and as prescribed under EITF 09-4, the Company has elected to subsequently treat the contingent consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company will not prospectively remeasure the fair value of contingent consideration receivable each reporting period.

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Insurance prepayments	$1,951	$17,733
Other expense prepayments	18,007	6,989
Rent deposits	44,125	44,125
Deferred equity compensation	67,500	75,000
Total prepaid expenses and other	131,583	143,847
Less: long term portion	(43,407)	(50,907)
Prepaid expenses and other, current portion	$88,176	$92,940

Deferred equity compensation reflects common stock grants made in 2021 and 2022 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $90,000. Amortization was $5,150 and $9,063, respectively, in the three months ended March 31, 2023 and 2022, respectively. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Medical equipment	$493,854	$493,854
Furniture, office equipment and leasehold improvements	316,463	316,463
Total property, plant and equipment	810,317	810,317
Less: accumulated depreciation	(428,231)	(397,194)
Property, plant and equipment, net	$382,086	$413,123

Depreciation expense during the three months ended March 31, 2023 and 2022 was $31,037 and $24,969, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000
Total intangible assets	1,142,538	1,142,538
Less: accumulated amortization	(87,571)	(30,531)
Intangible assets, net	$1,054,967	$1,112,007

Intangible assets arose from the acquisitions of NCFM in April 2019. Prior to December 31, 2022, the NCFM medical database was assumed to have an indefinite life and was not amortized. As of December 31, 2022, the Company determined that developing healthcare technologies have the potential to render certain of the protocols in the NCFM medical database obsolete. Accordingly, the Company determined that the NCFM medical database should be prospectively amortized over an estimated five-year useful life. Amortization expense related to intangible assets in the three months ended March 31, 2023 and 2022 was $57,040 and $178,921, respectively.

Goodwill of $319,958 as of March 31, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of AEU in May 2022.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM, BTG and AEU practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2023, May 2025, April 2023, March 2026, November 2023, November 2023 and January 2027, respectively. As of March 31, 2023, the Company’s weighted-average remaining lease term relating to its operating leases was 1.9 years, with a weighted-average discount rate of 8.8%.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Lease assets	$440,394	$540,181

Lease liabilities
Lease liabilities (short term)	$267,089	$344,464
Lease liabilities (long term)	176,194	198,330
Total lease liabilities	$443,283	$542,794

Lease expense was $111,905 and $101,394 in the three months ended March 31, 2023 and 2022, respectively.

Maturities of operating lease liabilities were as follows as of March 31, 2023:

2023 (April to December)	$277,718
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	497,701
Less interest	(54,418)
Present value of lease liabilities	$443,283

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Trade accounts payable	$895,440	$863,662
Accrued payroll liabilities	68,905	190,633
Accrued operating expenses	331,268	482,296
Accrued interest	66,607	63,615
Product return allowance	2,116	2,352
	$1,364,336	$1,602,558

NOTE 10 – CONTRACT ASSETS AND LIABILITIES

Contract assets were $217,934 and $269,736 as of March 31, 2023 and December 31, 2022, respectively. Contract assets relate to amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained, such as commissions, associated with NCFM Concierge and Membership Contracts.

Amounts related to contract liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Patient services paid but not provided - NCFM	$398,912	$491,020
Patient services paid but not provided - BTG	88,404	78,120
Patient services paid but not provided - NWC	82,421	---
Unshipped products	6,106	5,707
	$575,843	$574,847

Contract liabilities relate to (i) NCFM Medical Membership and Concierge Service contracts pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, (ii) BTG contracts pursuant to which patients prepay for access to a fixed number of visits used at the patients’ discretion, (iii) NWC annual administration fees, and (iv) MOD sold but unshipped products.

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2023 and December 31, 2022 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s CEO:

	March 31,	December 31,
	2023	2022

Note Payable, November 2022	$138,750	$172,500
Note Payable, December 2022	112,750	137,500
Note Payable, February 2023	186,000	---
Note Payable, March 2023	126,011	---
Face value of notes payable to related party	563,511	310,000
Less: unamortized discount	(139,161)	(104,490)
Notes payable to related party, total	424,350	205,510
Plus deferred compensation payable to related party	300,600	300,600
Total due to related party	$724,950	$506,110

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company is required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 is repaid, which is scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount is being amortized over the life of the November MCA. During the three months ended March 31, 2023 and 2022, the Company made payments in the amount of $33,750 and $-0-, respectively, and recognized amortization of debt discount in the amount of $11,219 and $-0-, respectively.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company is required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 is repaid, which is scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the December MCA. During the three months ended March 31, 2023 and 2022, the Company made payments in the amount of $24,750 and $-0-, respectively, and recognized amortization of debt discount in the amount of $17,070 and $-0-, respectively.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum, matures six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $269 and $53, respectively, in the three months ended March 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $3,582.

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum, matures six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the three months ended March 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $41,181.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000, taking into account the original issue discount of $1,000. The February 2023 Dent Note bears interest at a rate of 15% per annum, matures six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the February 2023 Dent Note. No payments were made on the February 2023 Dent Note in the three months ended March 31, 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $3,440, respectively, in the three months ended March 31, 2023. As of March 31, 2023 the February 2023 Dent Note had an outstanding principal balance of $186,000 and accrued interest of $3,440.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. The March 2023 Dent Note does not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. During the three months ended March 31, 2023, amortization expense related to the note discount was $1,292. No payments were made against the outstanding balance. The March 2023 Dent Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did allocate any value related to the option to the proceeds received. As of March 31, 2023, the March 2023 Dent Note is not in default and is in compliance with the stated loan covenants.

NOTE 12 – NOTES PAYABLE

Notes payable as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
SBA Disaster Relief Loans	$450,000	$450,000
Yorkville Note Payable	---	168,300
1800 Diagonal Note Payable (July 2022)	97,279	129,705
1800 Diagonal Note Payable (March 2023)	130,771	---
AEU Note Payable	12,762	31,393
Face value of notes payable	690,812	779,398
Less: unamortized discount	(49,130)	(37,748)
Notes payable, total	641,682	741,650
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$191,682	$291,650

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 30 months from the inception date. Installment payments, which are first applied to accrued but unpaid interest and then to principal, are schedule to begin in first quarter of 2023. Interest accrued on SBA loans as of March 31, 2023 and December 31, 2022 was $40,727 and $41,625, respectively. Interest expense on the loans was $4,219 and $4,219 in the three months ended March 31, 2023 and 2022, respectively. Payments against interest were $5,117 and $-0- in the three months ended March 31, 2023 and 2022, respectively.

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville the Promissory Note with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment includes a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $4,748 and $-0- in the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company made payments of $168,300 against the Promissory Note, including $18,765 applied from proceeds of sales of common stock under the SEPA, retiring the note.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On October 21, 2022, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note does not bear interest in excess of the original issue discount and matures on October 31, 2023. The Company is required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending on August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. During the three months ended March 31, 2023 and 2022, amortization expense related to the note discount was $10,745 and $-0-, respectively, and the Company made payments of $32,426 and $-0-, respectively, against the outstanding balance. The October 2022 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did allocate any value related to the option to the proceeds received. As of March 31, 2023, the October 2022 Note is not in default and the Company is in compliance with the stated loan covenants.

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note does not bear interest in excess of the original issue discount and matures on March 10, 2024. The Company is required to make 10 monthly payments of $13,077 starting April 30, 2023 and ending on January 31, 2024. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. During the three months ended March 31, 2023 and 2022, amortization expense related to the note discount was $1,529 and $-0-, respectively, and no repayments were made against the outstanding balance. The March 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did allocate any value related to the option to the proceeds received. As of March 31, 2023, the March 2023 Note is not in default and the Company is in compliance with the stated loan covenants.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from the same third-party lender, receiving net proceeds of $35,800 after fees and discounts. At inception of the note, the Company recognized a discount of $5,209. During the three months ended March 31, 2023 and 2022, amortization expense related to the note discount was $2,367 and $-0-, respectively, and the Company made payments of $18,632 and $-0-, respectively, against the outstanding balance.

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

During the three months ended March 31, 2023, the Company made one advance under the SEPA, receiving $18,765 in proceeds for the issuance of 225,000 shares of common stock, all of which was applied to the balance of the Yorkville Promissory Note that was retired in first quarter 2023. No SEPA advances were made during three months ended March 31, 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Private Placement

During the three months ended March 31, 2023, the Company sold 2,000,000 shares of common stock to one investor in a private placement transaction. The Company received $200,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 1,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.20 per share. There were no private placement sales made in the three months ended March 31, 2022.

Shares issued to Consultants

During the three months ended March 31, 2023 and 2022, the Company issued -0- and 5,250 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $-0- and $8,044 in the three months ended March 31, 2023 and 2022, respectively.

Common Stock Issuable

As of March 31, 2023 and December 31, 2022, the Company was obligated to issue the following shares:

	March 31, 2023		December 31, 2022
	Amount	Shares	Amount	Shares
Shares issuable to employees and consultants	$211,356	1,549,728	$210,584	2,183,398
Shares issuable to independent directors	35,000	857,936	15,000	402,144
	$246,356	2,407,664	$225,584	2,585,542

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2023 and 2022 are summarized as follows:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	68,109,094	$0.23	59,796,992	$0.25
Granted during the period	3,141,554	$0.15	---	$ ---
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(3,508,333)	$(0.25)	(430,000)	$(0.44)
Outstanding at end of the period	67,742,315	$0.22	59,366,992	$0.25

Exercisable at end of the period	67,742,315	$0.22	59,366,992	$0.25

Weighted average remaining life	2.5 years		3.0 years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2023:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,649,788	1.9	$0.07	15,649,788	$0.07
$0.10 to 0.24	21,114,486	3.0	$0.14	21,114,486	$0.14
$0.25 to 0.49	27,518,117	2.4	$0.31	27,518,117	$0.31
$0.50 to 1.05	3,459,924	3.3	$0.69	3,459,924	$0.69
$0.05 to 1.00	67,742,315	2.5	$0.22	67,742,315	$0.22

During the three months ended March 31, 2023 and 2022, the Company issued 3,141,554 and -0- warrants, respectively, the aggregate grant date fair value of which was $246,063 and $-0-, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	No warrants issued
Risk free rate range	3.60% to 4.27%	No warrants issued
Expected life range (in years)	5.00 years	No warrants issued
Volatility range	126.30% to 141.20%	No warrants issued
Dividend yield	0.00%	No warrants issued

There were no warrants exercised during the three months ended March 31, 2023 or 2022.

Equity Incentive Plans

On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future. The 2016 EIP expired during 2021 but allows for the prospective issuance of shares of common stock subject to vesting of awards made prior to expiration of the 2016 EIP.

On September 9, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2016 EIP, the “EIPs”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2021 EIP allows for the issuance of up to 20,000,000 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by the Company’s board, or a committee that may be appointed by the board in the future.

Amounts recognized in the financial statements with respect to the EIPs in the three months ended March 31, 2023 and 2022 were as follows:

	2023		2022
Total cost of share-based payment plans during the period		$82,951		$100,422
Amounts capitalized in deferred equity compensation during period	$	---	$	---
Amounts written off from deferred equity compensation during period	$	---	$	---
Amounts charged against income for amounts previously capitalized		$5,150		$8,438
Amounts charged against income, before income tax benefit		$88,101		$108,860
Amount of related income tax benefit recognized in income	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the three months ended March 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	5,222,982	$0.20	3,456,250	$0.23
Granted during the period	93,750	$0.08	---	$ ---
Exercised during the period	---	$ ---	(12,500)	$(0.26)
Forfeited during the period	(150,000)	$(0.16)	(137,500)	$(0.35)
Outstanding at end of period	5,166,732	$0.17	3,306,250	$0.22

Options exercisable at period-end	3,108,565	$0.20	2,535,000	$0.20

As of March 31, 2023, there was $129,888 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.05. No options were granted during the three months ended March 31, 2022. The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $26,845 and $2,627, respectively. The aggregate intrinsic value of share options exercised during the three months ended March 31, 2023 and 2022 was $-0- and $388, respectively. No options were exercised during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the three months ended March 31, 2023 and 2022 was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	No options granted
Risk free rate range	3.48%	No options granted
Expected life range (in years)	10.00 years	No options granted
Volatility range	145.03%	No options granted
Dividend yield	0.00%	No options granted

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the three months ended March 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	2,260,417	$0.08	858,750	$0.23
Granted	93,750	$0.05	---	$ ---
Vested	(196,000)	$(0.14)	(12,500)	$(0.21)
Forfeited	(100,000)	$(0.09)	(75,000)	$(0.32)
Nonvested options at end of period	2,058,167	$0.07	771,250	$0.22

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the three months ended March 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,651,435	$0.05	302,050	$0.07
Granted	160,944	$0.09	157,454	$0.19
Vested	(468,292)	$(0.05)	(122,514)	$(0.12)
Forfeited	---	$ ---	(104,954)	$(0.19)
Nonvested grants at end of period	1,344,087	$0.06	232,036	$0.07

As of March 31, 2023, there was $30,803 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted-average grant-date fair value of share grants made during the three months ended March 31, 2023 and 2022 was $0.09 per share and $0.19 per share, respectively. The aggregate fair value of share grants that vested during the three months ended March 31, 2023 and 2022 was $22,460 and $15,138, respectively. Stock based compensation expense related to stock grants was $25,467 and $39,064 in the three months ended March 31, 2023 and 2022, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets in the three months ended March 31, 2023 and 2022 was $5,150 and $9,063, respectively. The liability will be converted to equity if and when shares are earned and issued pursuant to prescribed vesting events.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Contingent acquisition consideration as of March 31, 2023 and December 31, 2022 was comprised of the following:

	March 31,	December 31,
	2023	2022
Fair value of CHM contingent acquisition consideration	$ ---	$185,024
Fair value of MOD contingent acquisition consideration	14,989	13,283
Total contingent acquisition consideration	14,989	198,307
Less: long term portion	(6,233)	(98,239)
Contingent acquisition consideration, current portion	$8,756	$100,068

During the three months ended March 31, 2023 and 2022, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Three Months Ended March 31,
	2023		2022
HCFM contingent acquisition consideration	$	---	$(4,139)
CHM contingent acquisition consideration		---	6,376
MOD contingent acquisition consideration		(1,706)	436,085
		$(1,706)	$438,322

Maturities of contingent acquisition consideration were as follows as of March 31, 2023:

2023 (April to December)	$8,757
2024	6,232
$14,989

Hughes Center for Functional Medicine Acquisition – April 2019

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 14 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

Cura Health Management LLC Acquisition – May 2020

On May 18, 2020, the Company acquired a 100% interest in CHM and its wholly owned subsidiary AHP. The acquisition consideration included an earnout of up to $62,500, $125,000, $125,000 and $125,000 cash for years 1, 2, 3, and 4, respectively, based on achievement by the underlying business of revenue of at least $2,250,000 (50% weighting) and profit of at least $500,000 (50% weighting) in the year preceding each anniversary date of the closing (the “Future Earnout”). On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. In connection with the AHP Sale, the remaining CAC related to the Original Acquisition was written off. The derecognition of the CAC is included in the gain from disposal of discontinued operations. See Note 4, “Discontinued Operations,” for additional discussion of gain from disposal of discontinued operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingent Consideration Receivable

As described in Note 4, “Discontinued Operations,” certain of the consideration receivable by the Company in the AHP Sale is contingent upon the occurrence of future events, including the Buyer’s planned IPO and the future performance of AHP under the control and management of the Buyer. The fair value of contingent consideration receivable was recorded as an asset at the sale date of January 17, 2023. The fair value of contingent consideration receivable was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. Subsequent to the sale date of January 17, 2023, the Company has elected to treat contingent consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company will not prospectively remeasure the fair value of contingent consideration receivable each reporting period.

Indemnification Liability

In connection with the AHP Sale and pursuant to the terms of the AHP Merger Agreement, the Company is obligated to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP through the earlier of the Buyer’s IPO date or August 1, 2024, less a deductible equal to 1% of the aggregate merger consideration. On January 17, 2023, the Company recorded an estimated liability related to the Indemnification Clause in the amount of $143,974. The amount of any indemnification claims will not be known if and until such a claim is made.

Supplier Concentration

The Company relies on a single supplier for the fulfillment of approximately 95% of its product sales made through MOD.

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Leases

Maturities of operating lease liabilities were as follows as of March 31, 2023:

2023 (April to December)	$277,718
2024	126,116
2025	74,729
2026	18,148
2027	990
Total lease payments	497,701
Less interest	(54,419)
Present value of lease liabilities	$443,282

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 16 – SEGMENT REPORTING

As of March 31, 2023, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

On January 17, 2023, the Company entered into the AHP Merger Agreement pursuant to which the Company sold AHP and discontinued the operations of CHM, comprising its ACO/MSO Division. The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the assets and liabilities associated with the ACO/MSO Division were classified as held for sale in the Company’s consolidated balance sheet as of December 31, 2022. See Note 4, “Discontinued Operations,” for additional information.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2023 was as follows:

	Three Months Ended March 31, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,700,281	$	---	$	---	$1,700,281
Subscription and event revenue		---		16,299		---	16,299
Product and other revenue		---		---		38,574	38,574
Total revenue		1,700,281		16,299		38,574	1,755,154

Operating Expenses
Practice salaries and benefits		963,657		---		---	963,657
Other practice operating expenses		624,247		---		---	624,247
Cost of product revenue		---		---		32,060	32,060
Selling, general and administrative expenses		---		1,070,321		33,427	1,103,748
Depreciation and amortization		86,672		1,405		---	88,077
Total Operating Expenses		1,674,576		1,071,726		65,487	2,811,789

Income (loss) from operations		$25,705		$(1,055,427)		$(26,913)	$(1,056,635)

Other Segment Information
Loss on extinguishment of debt	$	---		$44,763	$	---	$44,763
Interest expense		$2,812		$8,569	$	---	$11,381
Amortization of original issue discounts on notes payable		$60,993		$2,367	$	---	$63,360
Change in fair value of contingent acquisition consideration	$	---		$1,706	$	---	$1,706

	March 31, 2023
Identifiable assets	$2,204,934		$3,606,105		$14,203	$5,825,242
Goodwill	$319,958	$	---	$	---	$319,958

	December 31, 2022
Identifiable assets	$2,402,188		$377,758		$25,956	$2,805,902
Goodwill	$319,958	$	---	$	---	$319,958
Assets held for sale						$1,454,856

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2022 was as follows:

	Three Months Ended March 31, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,375,685	$	---	$	---	$1,375,685
Subscription, consulting and event revenue		---		6,624		---	6,624
Product and other revenue		---		---		146,969	146,969
Total revenue		1,375,685		6,624		146,969	1,529,278

Operating Expenses
Practice salaries and benefits		718,073		---		---	718,073
Other practice operating expenses		562,651		---		---	562,651
Cost of product revenue		---		---		160,811	160,811
Selling, general and administrative expenses		---		1,264,876		70,264	1,335,140
Depreciation and amortization		25,518		1,472		176,900	203,890
Total Operating Expenses		1,306,242		1,266,348		407,975	2,980,565

Income (loss) from operations		$69,443		$(1,259,724)		$(261,006)	$(1,451,287)

Other Segment Information
Interest expense (income)		$2,812		$2,211	$	---	$5,023
Change in fair value of contingent acquisition consideration	$	---		$(438,322)	$	---	$(438,322)

	March 31, 2022
Identifiable assets		$2,411,744		$3,043,929	$3,287,628	$8,743,301
Goodwill	$	---	$	---	$766,249	$766,249

The Digital Healthcare made intercompany sales of $180 and $280 in the three months ended March 31, 2023 and 2022, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $8,340 and $13,533 in the three months ended March 31, 2023 and 2022, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The Company measures certain financial instruments at fair value on a recurring basis, including contingent acquisition consideration payable related to prior acquisition transactions. The Company also measures contingent sale consideration receivable at fair value at inception but does not remeasure such instruments at fair value on a recurring basis. All financial instruments measured at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023						As of December 31, 2022
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3		Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$3,287,717	$3,287,717	$	---	$	---	$	---	$	---
Liabilities:
Contingent acquisition consideration payable		---		---	14,989	14,989		---		---		198,307		198,307
Liability-classified equity instruments		---		---	67,500	67,500		---		---		75,000		75,000
	$	---	$	---	$82,489	$82,489	$	---	$	---		$273,307		$273,307

Contingent acquisition consideration payable is a Level 3 financial instruments that is measured at fair value on a recurring basis. Gains (losses) in fair value of contingent acquisition consideration payable during the three months ended March 31,

2023 and 2022 were ($1,706) and $438,832, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On April 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bears a fixed interest charge of $15,000 (15% per annum), had an original maturity date of May 12, 2023 and may be prepaid by the Company at any time before maturity without penalty. On May 12, 2023, the Company issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date until June 30, 2023.

On April 27, 2023, the Company issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bears a fixed interest charge of $5,250 (15% per annum), matures May 25, 2023 and may be prepaid by the Company at any time before maturity without penalty.

On May 10, 2023, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated May 10, 2022, the Company issued to Yorkville a note payable (the “May 2023 Note”) with an initial principal amount equal to $330,000 at a purchase price equal to the principal amount of the May 2023 Note less any original issue discounts and fees. The Company received net proceeds of $308,500. The May 2023 Note will mature on July 31, 2023. The May 2023 Note accrues interest at a rate of 0% but was issued with 5% original issue discount. The May 2023 Note will be repaid in four equal semi-monthly installments beginning on June 15, 2023, with each payment including a 2% payment premium.

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

Overview

General

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions: the Health Services Division, the Digital Healthcare Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States we acquired in October 2020.

Recent Development – ACO/MSO Division

On January 17, 2023, we entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs, (“Buyer”) agreed to buy, and we agreed to sell, our wholly owned subsidiary ACO Health Partners LLC (“AHP”)(the transaction, the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, we received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”); (3) in the event that Buyer completes a planned initial public offering (“IPO”) by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023 (the “2022 MSSP Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will reimbursed to us by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse us for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”), which was paid in March 2023 in the amount of $31,381. We are also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by August 1, 2024, we receive no IPO Share Consideration, and the transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration. Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from us to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on August 1, 2024. Until that time, we have the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

We have classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the assets and liabilities associated with the ACO/MSO Division transferred to the Buyer in the transaction are classified as held for sale in the Company’s consolidated balance sheet as of December 31, 2022. As a result of the AHP Sale and pursuant to the terms and conditions of the AHP Merger Agreement and the MSA, we ceased to have a controlling financial interest in AHP as of January 17, 2023. Accordingly, in connection the AHP Sale, we deconsolidated AHP as of January 17, 2023.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes the changes in our results of operations for the three months ended March 31, 2023 compared with the three months ended March 31, 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%

Patient service revenue, net	$1,700,281	$1,375,685	$324,596	24%
Subscription and event revenue	16,299	6,624	9,675	146%
Product revenue	38,574	146,969	(108,395)	-74%
Total revenue	1,755,154	1,529,278	225,876	15%

Operating Expenses and Costs
Practice salaries and benefits	963,657	718,073	245,584	34%
Other practice operating expenses	624,247	562,651	61,596	11%
Cost of product revenue	32,060	160,811	(128,751)	-80%
Selling, general and administrative expenses	1,103,748	1,335,140	(231,392)	-17%
Depreciation and amortization	88,077	203,890	(115,813)	-57%
Loss from operations	(1,056,635)	(1,451,287)	394,652	-27%

Other Income (Expenses)
Loss on extinguishment of debt	(44,763)	---	(44,763)	*
Amortization of original issue discount on notes payable	(63,360)	---	(63,360)	*
Change in fair value of contingent acquisition consideration	(1,706)	438,322	(440,028)	-100%
Interest expense	(11,381)	(5,023)	(6,358)	127%
Total other income (expenses)	(121,210)	433,299	(554,509)	-128%

Loss from continuing operations	(1,177,845)	(1,017,988)	(159,857)	16%

Gain (loss) from operations of discontinued operations
Loss from operations of discontinued operations	(44,289)	(150,135)	105,846	-71%
Gain from disposal of discontinued operations	2,674,069	---	2,674,069	*
Gain (loss) on discontinued operations	2,629,780	(150,135)	2,779,915	-1852%

Net income (loss)	$1,451,935	$(1,168,123)	$2,620,058	-224%

*	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the three months ended March 31, 2023 increased by $324,596, or 24% year-over-year, from $1,375,685, to $1,700,281, primarily as a result of a 26% year-over-year increase at our NCFM practice of $246,602 and the addition of AEU revenue of $116,034 following its acquisition in May 2022, offset by decreases of $14,712 at NWC and $23,327 at BTG.

Subscription and event revenue in the three months ended March 31, 2023 increased by $9,675, or 146% year-over-year, to $16,299 due to an increase in HealthLynked Network paid subscriptions.

Product revenue was $38,574 in the three months ended March 31, 2023, compared to $146,969 in the three months ended March 31, 2022, a decrease of $108,395, or 74%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD. During the fourth quarter of 2022, we restructured our pricing in MOD to more accurately recapture the price of products sold with more consistent profit. The price increases led in part to the decline in revenue.

Operating Expenses and Costs

Practice salaries and benefits increased by $245,584, or 34%, to $963,657 in the three months ended March 31, 2023, compared to $718,073 in the three months ended March 31, 2022, as a result of increased production pay and personnel costs corresponding to increased revenue and the addition of AEU salaries and benefits in 2023 with no corresponding cost in 2022, offset by fewer full-time equivalents at NWC.

Other practice operating costs increased by $61,596, or 11%, to $624,247 in the three months ended March 31, 2023 from $562,651 in the three months ended March 31, 2022, primarily as a result of the addition of AEU operating costs starting in 2023 with no corresponding cost in 2022.

Cost of product revenue was $32,060 in the three months ended March 31, 2023, a decrease of $128,751, or 80%, compared to the same period of 2022, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $231,392, or 17%, to $1,103,748 in the three months ended March 31, 2023 compared to $1,335,140 in the three months ended March 31, 2022, primarily due to lower personnel and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization decreased in the three months ended March 31, 2023 by $115,813, or 57%, to $88,077 compared to $203,890 in the three months ended March 31, 2022, primarily as a result of the full impairment of MOD depreciable intangible assets in fourth quarter 2022, eliminating approximately $177,000 in quarterly depreciation in 2023 and after. This decrease was offset by depreciation on NCFM intangible assets that were previously treated as indefinite lived and for which depreciation was initiated in the three months ended March 31, 2023.

Loss from operations decreased by $394,652, or 27%, to $1,056,635 in the three months ended March 31, 2023 compared to $1,451,287 in the three months ended March 31, 2022, primarily as a result of a $225,876, or 15%, year-over-year increase in revenue, combined with reduced selling, general and administrative costs and increased product profitability in spite of lower product revenue.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended March 31, 2023 was $44,763 resulting from early repayment of notes payable to our CEO and Chairman, Dr. Dent, representing the excess of the repayment amount over the carrying value (net of unamortized discounts) of the debt instruments at the time of repayment. There were no gains or losses from the extinguishment of debt in the three months ended March 31, 2022.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended March 31, 2023 was $63,360, resulting from amortization of discounts arising from warrants attached to debt instruments and original issue discounts on notes payable issued in fourth quarter 2022 and first quarter 2023. There was no corresponding amortization of original issue and debt discounts in the three months ended March 31, 2022.

Gain (loss) from the change in fair value of contingent acquisition consideration decreased by $440,028, or 100%, to a loss of $1,706 in the three months ended March 31, 2023, compared to a gain of $438,322 in the three months ended March 31, 2022. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the three months ended March 31, 2022, our share price decreased substantially, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value. With the repayment of NCFM contingent acquisition consideration in 2022 and the derecognition of CHM/AHP contingent acquisition consideration with the AHP Sale, the only remaining contingent acquisition consideration relates to MOD earnout years 3 and 4.

Interest expense increased by $6,358, or 127%, to $11,381 for the three months ended March 31, 2023, compared to interest expense of $5,023 in the three months ended March 31, 2022, due to an increase in interest-bearing notes payable to related parties and third parties during fourth quarter 2022 and first quarter 2023.

Total other income (expenses) decreased by $554,509, or 128%, to expense of $121,210 in the three months ended March 31, 2023 compared to income of $433,299 in the three months ended March 31, 2022. The change was primarily a result of gain from the change in fair value of contingent acquisition consideration in the three months ended March 31, 2022, due principally to the fixed-share structure of the MOD contingent consideration.

Loss from continuing operations increased by $159,857, or 16%, to $1,177,845 in the three months ended March 31, 2023, compared to $1,017,988 in the three months ended March 31, 2022. The decrease was due primarily to (i) a gain of $438,322 from a decrease in fair value of contingent acquisition consideration in the three months ended March 31, 2022, due principally to the fixed-share structure of the MOD contingent consideration, offset by (ii) a $225,876, or 15%, year-over-year increase in revenue, and (iii) reduced selling, general and administrative costs.

Gain (loss) on discontinued operations

As a result of the AHP sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2023 and 2022. Loss from operations of discontinued operations decreased by $105,846, or 71%, from $150,135 in the three months ended March 31, 2022 to $44,289 in the three months ended March 31, 2023. The decreased loss was due primarily to the fact that the business operated for a full quarter in 2022 compared to just 17 days in 2023.

Effective January 17, 2023, we completed the AHP Sale, at which time we discontinued the operations of CHM and ceased to have a controlling financial interest in AHP. In connection with the AHP Sale, as of January 17, 2023, we recognized the fair value of consideration received and receivable from the AHP Sale, recognized an indemnification liability related to potential claims resulting from the AHP Sale, derecognized the carrying value of assets and liabilities transferred to the Buyer or otherwise derecognized in connection with in the AHP Sale, and recorded a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized. Accordingly, we recorded a gain from disposal of AHP in the amount of $2,674,069 in the three months ended March 31, 2023.

Net Income (Loss)

Net income (loss) increased by $2,620,058, or 224%, to net income of $1,451,935 in the three months ended March 31, 2023, compared to net loss of $1,168,123 in the three months ended March 31, 2022, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the three months ended March 31, 2023 as described above, (ii) a $225,876, or 15%, year-over-year increase in revenue, and (iii) reduced selling, general and administrative costs, offset by (iv) a gain of $438,322 from a decrease in fair value of contingent acquisition consideration in the three months ended March 31, 2022 with a corresponding loss of $1,706 in the three months ended March 31, 2023.

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

Impairment Analysis

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

Goodwill is tested for impairment on an annual basis and more often if circumstances indicate that an impairment may be necessary. Goodwill impairment is recognized for any excess carrying value above the estimated fair value of the asset group. Fair value is estimated using the same approach as described above for long-lived asset testing.

The significant assumptions we use in the discounted cash flow models are revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the discounted cash flow model are subject to significant judgment and uncertainty. Changes in projected revenue growth rates, gross profit margins, projected operating income margins, or estimated discount rates due to uncertain market conditions, losses of key physicians in our Health Services reporting unit, changes in technology, or other factors, could result in one or more of our reporting units with a significant amount of identifiable intangible assets recognizing material impairment charges, which could be material to our results of operations and financial position. Our historical or projected revenues or cash flows may not be indicative of actual future results.

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (May 15, 2024).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before May 15, 2024 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through May 15, 2024. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

We have experienced losses and cash outflows from operating activities since inception. As of March 31, 2023, we had cash balances of $68,666, a working capital deficit of $1,065,405 and an accumulated deficit of $39,568,998. For the three months ended March 31, 2023, we generated net income of $1,451,935, which included a gain from the sale of AHP of $2,674,069. Loss from continuing operations for the three months ended March 31, 2023 was $1,177,845 and we used cash from operating activities of $1,099,513. Notwithstanding the gain from the sale of AHP, we expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through March 31, 2023, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During the three months ended March 31, 2023, we made one advance under the SEPA, receiving $18,765 in proceeds for the issuance of 225,000 shares of common stock, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in the three months ended March 31, 2023.

During the three months ended March 31, 2023, we issued four notes payable to our Chairman and CEO, Dr. Michael Dent, and one note payable to a third party for net proceeds of $555,000. We also made repayments on notes payable totaling $430,093.

During the three months ended March 31, 2023, we sold 2,000,000 shares of common stock to one investor in a private placement transaction. We received $200,000 in proceeds from the sales. In connection with the stock sale, we also issued 1,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.20 per share.

On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. We received $750,000 upon signing of the AHP Merger Agreement and $31,381 in March 2023 for the Stub Period Reimbursement. We may receive future proceeds comprised of (i) up to $1,750,000 Incremental Cash Consideration for transferring additional physician practices to AHP before July 31, 2023, (ii) net proceeds, after allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023, and (iii) proceeds from sale of shares of the buyer if the buyer completes an initial public offering by August 1, 2024, and (iv) up to $500,000 of the Physician Advance Consideration from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings.

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from the realization of contingent sale consideration related to the AHP Sale, or from other sources, there is substantial doubt about our ability to continue as a going concern through May 15, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

We plan to raise additional capital to fund our ongoing plan of operation, although we can give no assurances that such funding will be available on terms acceptable to the Company.

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(1,052,350)	$(1,139,267)
Net cash used in discontinued operating activities	(47,163)	(203,651)
Net cash used in operating activities	(1,099,513)	(1,342,918)

Net cash provided by (used in) continuing investing activities	781,381	(22,014)
Net cash provided by (used in) discontinued investing activities	---	---
Net cash provided by (used in) investing activities	781,381	(22,014)

Net cash provided by continuing financing activities	324,907	---
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	324,907	---

Net increase (decrease) in cash from continuing operating	53,938	(1,161,281)
Net (decrease) in cash from discontinued operating	(47,163)	(203,651)
Net increase (decrease) in cash	$6,775	$(1,364,932)

Operating Activities – During the three months ended March 31, 2023, we used cash from operating activities of $1,099,513, as compared with $1,342,918 in the three months ended March 31, 2022. The decrease in cash usage results primarily from a decrease of $156,488 in cash used in operations of our discontinued ACO/MSO Division resulting from the unit being sold on January 17, 2023. Net cash used in continuing operating activities also decreased by $86,917, due primarily to increased revenue and profitability in our Health Services Division along with decreased selling, general and administrative expenses.

Investing Activities – During the three months ended March 31, 2023, we realized $781,381 from investing activities, comprised of cash proceeds received form the AHP sale, including $750,000 Upfront Cash Consideration and $31,381 Stub Period Reimbursement. During the three months ended March 31, 2022, we used $22,014 in investing activities for the acquisition of computers and office equipment.

Financing Activities – During the three months ended March 31, 2023, cash provided by financing activities was comprised of $200,000 from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $555,000 from the issuance of notes payable, offset by $430,393 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable). During the three months ended March 31, 2022, we did not have any cash flows from financing activities.

Exercise of Warrants and Options

No warrants or options were exercised during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. No warrants were exercised.

Other Outstanding Obligations at March 31, 2023

As of March 31, 2023, (i) 67,742,315 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.035 to $1.05, (ii) 5,166,732 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.06 to $0.77, (iii) 1,344,087 shares of our Common Stock are issuable pursuant to future vesting of stock grants, (iv) up to 13,750,000 shares of our Common Stock are issuable upon conversion of Series B Preferred, and (v) up to 2,407,664 shares of our Common Stock are issuable that are earned but not paid under consulting and director compensation arrangements.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 13, 2023, we sold 2,000,000 shares of common stock for cash in a private placement transaction to an accredited investor. We received $200,000 in proceeds from the sale. In connection with the stock sale, we also issued 1,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.20 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)