Form 10-Q
period 2023-06-30
HealthLynked Corp
filed 2023-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 265,559,110 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current Assets
Cash	$918,972	$61,891
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of June 30, 2023 and December 31, 2022, respectively	38,693	72,284
Inventory, net	156,458	192,833
Contract assets	123,945	269,736
Prepaid expenses and other	94,377	92,940
Contingent sale consideration receivable, current portion	459,554	---
Current assets held for sale	---	1,454,856
Total Current Assets	1,791,999	2,144,540

Property, plant and equipment, net of accumulated depreciation of $459,484 and $397,194 as of June 30, 2023 and December 31, 2022, respectively	350,833	413,123
Intangible assets, net of accumulated amortization of $144,611 and $1,589,217 as of June 30, 2023 and December 31, 2022, respectively	997,927	1,112,007
Goodwill	319,958	319,958
Right of use lease assets	365,329	540,181
Deferred equity compensation and deposits	35,907	50,907
Contingent sale consideration receivable, long term portion	1,663,163	---

Total Assets	$5,525,116	$4,580,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,472,677	$1,602,558
Contract liabilities	410,489	574,847
Lease liability, current portion	220,173	344,464
Notes payable and other amounts due to related party, net of unamortized original issue discount of $79,860 and $104,490 as of June 30, 2023 and December 31, 2022, respectively	668,923	506,110
Notes payable, current portion, net of unamortized original issue discount of $41,066 and $37,748 as of June 30, 2023 and December 31, 2022, respectively	369,590	291,650
Liability-classified equity instruments, current portion	30,000	30,000
Indemnification liability	143,974	---
Contingent acquisition consideration, current portion	3,209	100,068
Current liabilities held for sale	---	25,000
Total Current Liabilities	3,319,035	3,474,697

Long-Term Liabilities
Government notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	30,000	45,000
Contingent acquisition consideration, long term portion	5,710	98,239
Lease liability, long term portion	148,551	198,330

Total Liabilities	3,953,296	4,266,266

Commitments and contingencies (Note 15)

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 264,829,556 and 255,940,389 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	26,483	25,594
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 3,087,628 and 2,585,542 as of June 30, 2023 and December 31, 2022, respectively	283,592	225,584
Additional paid-in capital	41,831,448	41,081,455
Accumulated deficit	(40,572,453)	(41,020,933)
Total Shareholders’ Equity	1,571,820	314,450

Total Liabilities and Shareholders’ Equity	$5,525,116	$4,580,716

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Patient service revenue, net	$1,630,334	$1,431,776	$3,330,615	$2,807,461
Subscription and event revenue	19,177	1,639	35,476	8,263
Product revenue	53,985	130,459	92,559	277,428
Total revenue	1,703,496	1,563,874	3,458,650	3,093,152

Operating Expenses and Costs
Practice salaries and benefits	898,992	816,398	1,862,649	1,534,471
Other practice operating expenses	646,216	639,119	1,270,463	1,201,770
Cost of product revenue	34,397	170,543	66,457	331,354
Selling, general and administrative expenses	833,689	1,255,511	1,937,437	2,590,651
Depreciation and amortization	88,293	208,912	176,370	412,802
Total Operating Expenses and Costs	2,501,587	3,090,483	5,313,376	6,071,048

Loss from operations	(798,091)	(1,526,609)	(1,854,726)	(2,977,896)

Other Income (Expenses)
Loss on extinguishment of debt	(44,169)	---	(88,932)	---
Amortization of original issue discounts on notes payable	(128,689)	---	(192,049)	---
Gain from realization of contingent sale consideration receivable	15,000	---	15,000	---
Change in fair value of contingent acquisition consideration	6,070	93,768	4,364	532,090
Interest expense and other	(39,124)	(4,488)	(50,505)	(9,511)
Total other income (expenses)	(190,912)	89,280	(312,122)	522,579

Loss from continuing operations before provision for income taxes	(989,003)	(1,437,329)	(2,166,848)	(2,455,317)

Provision for income taxes	---	---	---	---

Loss from continuing operations	(989,003)	(1,437,329)	(2,166,848)	(2,455,317)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	(14,452)	(152,492)	(58,741)	(302,627)
Gain from disposal of discontinued operations	---0	---	2,674,069	---
Gain (loss) on discontinued operations	(14,452)	(152,492)	2,615,328	(302,627)

Net income (loss)	(1,003,455)	(1,589,821)	448,480	(2,757,944)

Deemed dividend - amortization of beneficial conversion feature	---	(88,393)	---	(176,786)

Net income (loss) to common shareholders	$(1,003,455)	$(1,678,214)	$448,480	$(2,934,730)

Loss per share from continuing operations, basic and diluted:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Fully diluted	(0.00)	(0.01)	(0.01)	(0.01)

Gain (loss) on discontinued operations, basic and diluted:
Basic	$(0.00)	$(0.00)	$0.01	$(0.00)
Fully diluted	(0.00)	(0.00)	0.01	(0.00)

Net income (loss) per share to common shareholders, basic and diluted:
Basic	$(0.00)	$(0.01)	$0.00	$(0.01)
Fully diluted	(0.00)	(0.01)	0.00	(0.01)

Weighted average number of common shares:
Basic	259,817,248	238,595,764	258,481,657	238,304,228
Fully diluted	259,817,248	238,595,764	258,481,657	238,304,228

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	2,000,000		200		---	125,998		126,198
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	73,802	---	73,802
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	95,393	---	95,393
Consultant and director fees payable with common shares and warrants	---	---	---	---	54,972		---	54,972
Shares and options issued to employees	987,500	---	99	---	(34,200)	67,229	---	33,128
Net income	---	---	---	---	---	---	1,451,935	1,451,935

Balance at March 31, 2023	259,152,889	2,750,000	25,915	2,750	246,356	41,462,620	(39,568,998)	2,168,643

Other sales of common stock	5,416,667		542		---	154,072		154,614
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	120,386	---	120,386
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	50,025	---	50,025
Consultant and director fees payable with common shares and warrants	200,000	---	20	---	37,236	15,380	---	52,636
Shares and options issued to employees	60,000	---	6	---		24,607	---	24,613
Incremental fair value of repriced warrants	---	---	---	---	---	4,358		4,358
Net loss	---	---	---	---	---	---	(1,003,455)	(1,003,455)

Balance at June 30, 2023	264,829,556	2,750,000	26,483	2,750	283,592	41,831,448	(40,572,453)	1,571,820

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Consultant and director fees payable with common shares and warrants	5,250	---	1	---	73,470	8,044	---	81,515
Shares and options issued to employees	133,000	---	13	---	(37,777)	64,547	---	26,783
Exercise of stock options	1,394	---	---	---	---	---	---	0
Net loss	---	---	---	---	---	---	(1,168,123)	(1,168,123)

Balance at March 31, 2022	238,033,117	2,750,000	23,803	2,750	318,040	39,172,788	(33,373,312)	6,144,069

Sales of common stock	66,667	---	7	---	---	8,270	---	8,277
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	1,723	---	1,723
Shares issued in acquisition of AEU	871,633	---	79	---	---	103,725	---	103,804
Consultant and director fees payable with common shares and warrants	79,011	---	16	---	58,252	47,164	---	105,432
Shares and options issued to employees	30,000	---	3	---	(31,250)	62,364	---	31,117
Net loss	---	---	---	---	---	---	(1,589,821)	(1,589,821)

Balance at June 30, 2022	239,080,428	2,750,000	23,908	2,750	345,042	39,396,034	(34,963,133)	4,804,601

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023		2022
Cash Flows from Operating Activities
Net loss		$448,480		$(2,757,944)
Loss from discontinued operations		58,741		302,627
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations		(2,674,069)		---
Depreciation and amortization		176,370		412,802
Stock based compensation, including amortization of deferred equity compensation		169,707		261,722
Amortization of debt discount		192,049		---
Loss on extinguishment of debt		88,932		---
Gain from realization of contingent sale consideration receivable		(15,000)		---
Change in fair value of contingent acquisition consideration		(4,364)		(532,090)
Changes in operating assets and liabilities:
Accounts receivable		11,084		39,982
Inventory		36,375		(48,008)
Contract assets		145,791		---
Prepaid expenses and deposits		(1,437)		37,122
Right of use lease assets		409,222		(162,837)
Accounts payable and accrued expenses		(122,776)		161,029
Lease liability		(408,440)		163,437
Contract liabilities		(164,359)		(10,201)
Net cash used in continuing operating activities		(1,653,694)		(2,132,359)
Net cash used in discontinued operating activities		(49,561)		(385,793)
Net cash used in operating activities		(1,703,255)		(2,518,152)

Cash Flows from Investing Activities
Acquisition, net of cash acquired		---		(300,916)
Payment of contingent acquisition consideration		---		(207,384)
Proceeds from sale of discontinued operations		1,961,381		---
Acquisition of property and equipment		---		(23,564)
Net cash provided by (used in) continuing investing activities		1,961,381		(531,864)
Net cash used in discontinued investing activities		---		---
Net cash provided by (used in) investing activities		1,961,381		(531,864)

Cash Flows from Financing Activities
Proceeds from sale of common stock		475,000		10,000
Proceeds from notes payable		1,053,500		---
Repayment of notes payable		(929,545)		(512)
Net cash provided by continuing financing activities		598,955		9,488
Net cash provided by discontinued financing activities		---		---
Net cash provided by financing activities		598,955		9,488

Net increase (decrease) in cash		857,081		(3,040,528)
Cash, beginning of period		61,891		3,291,646

Cash, end of period		$918,972		$251,118

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$14,587		$1,126
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period		$34,105		$69,028
Net carrying value of equity liabilities (assets) written off		$4,647	$	---
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance		$18,743	$	---
Fair value of warrants allocated to proceeds of debt		$95,393	$	---
Fair value of warrants issued to extend debt		$50,025	$	---
Fair value of shares issued as purchase price consideration	$	---		$103,804
Fair value of liability-classified equity instruments cancelled (net of earned)	$	---		$26,250
Recognition of operating lease: right of use asset and lease liability	$	---		$284,905

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the three and six months ended June 30, 2023, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about fair valuation of acquired intangible assets; cash flow and fair value assumptions associated with measurements of contingent sale consideration receivable, contingent acquisition consideration payable, and impairment of intangible assets and goodwill; valuation of inventory; collection of accounts receivable; the valuation and recognition of stock-based compensation expense; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

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

JUNE 30, 2023 (UNAUDITED)

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

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the six months ended June 30, 2023 or 2022 to the judgments applied in determining the amount and timing of patient service revenue.

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

JUNE 30, 2023 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and for those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM, BTG and AEU are provided on a cash basis and not submitted through third party insurance providers.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $662,078 and $-0- in cash balances in excess of the FDIC insured limit as of June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 48-52% of total billings. Trade accounts receivable are recorded at this net amount. As of June 30, 2023 and December 31, 2022, the Company’s gross patient services accounts receivable were $69,342 and $98,180, respectively, and net patient services accounts receivable were $38,693 and $49,777, respectively, based upon net reporting of accounts receivable. The Company also had consulting accounts receivable of $-0-and $22,506 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. No impairment charges were recognized during the three and six months ended June 30, 2023 or 2022.

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

JUNE 30, 2023 (UNAUDITED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No income tax has been provided for the three or six months ended June 30, 2023 because the Company has sufficient operating loss carryforwards to offset any net income, including income from capital gains related to the disposal of discontinued operations, that it may realize in the full year 2023. Moreover, the Company expects to generate a loss for the full year 2023 inclusive of the gain from disposal of discontinued operations recognized in the six months ended June 30, 2023. No income tax was provided for the three or six months ended June 30, 2022 since the Company sustained losses in those periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2023 and 2022, the Company reported a loss from continuing operations. As a result, diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share, even though the Company had net income in the six months ended June 30, 2023 after adjusting for discontinued operations. The Company excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2023 and December 31, 2022, potentially dilutive securities were comprised of (i) 75,066,459 and 68,109,094 warrants outstanding, respectively, (ii) 4,866,732 and 5,222,982 stock options outstanding, respectively, (iii) 815,795 and 1,651,435 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) 3,087,628 and 2,585,542 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the three and six and months ended June 30, 2023 and 2022.

Recently Adopted Pronouncements

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company adopted this standard for the year ended December 31, 2023. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

JUNE 30, 2023 (UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 14, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 14, 2024.

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

The Company has experienced net losses and cash outflows from operating activities since inception. As of June 30, 2023, the Company had cash balances of $918,972, a working capital deficit of $1,527,036 and an accumulated deficit of $40,572,453. For the six months ended June 30, 2023, the Company generated net income of $448,480, which included a gain from the sale of AHP of $2,674,069. Loss from continuing operations for six months ended June 30, 2023 was $2,166,848 and the Company used cash from operating activities of $1,703,255. Notwithstanding the gain from the sale of AHP, the Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the six months ended June 30, 2023, the Company sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in March 2023.

During the six months ended June 30, 2023, the Company issued seven notes payable to its Chairman and CEO, Dr. Michael Dent, one note payable to its Chief Financial Officer, George O’Leary, and two notes payable to third parties for aggregate net proceeds of $1,053,500. The Company also made repayments on notes payable totaling $929,545.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement, $1,225,000 ($1,180,000 net after commissions) on June 15, 2022 for meeting participating physician transfer milestones outlined in the AHP Merger Agreement, and may receive future proceeds comprised of (i) net proceeds, after allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023, (ii) up to $500,000 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings to reimburse amounts advanced to participating physicians at signing, and (iii) proceeds from sale of shares of the Buyer’s common stock if the Buyer completes an initial public offering by August 1, 2024. See Note 4, “Discontinued Operations,” for additional discussion of the sale transaction. During July 2023, the Company received an additional $150,000 ($120,000 net after commissions) for meeting additional participating physician transfer milestones. The Company may earn up to an additional $300,000 for participating physician transfer milestones earned prior to July 31, 2023 that are under review and for which a determination will be made in third quarter of 2023.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through August 14, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board of Directors (the “Board”) approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023, $150,000 ($120,000 net after commissions) was received in July 2023, and up to an additional $300,000 may be received in the third quarter of 2023 for participating physician transfer milestones earned prior to July 31, 2023 that are under review; (3) in the event that Buyer completes a planned initial public offering (“IPO”) by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023 (the “2022 MSSP Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will be reimbursed to HealthLynked by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the ACO/MSO Division classified as held for sale:

	June 30,		December 31,
	2023		2022
Assets Held for Sale
Intangible assets, net	$	---	$1,073,000
Goodwill		---	381,856
Total assets held for sale		---	1,454,856

Liabilities Held for Sale
Contract liabilities, current	$	---	$25,000
Total liabilities held for sale	$	---	$25,000

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Revenue:
Consulting revenue	$	---	$84,657	$23,646	$162,251
Total revenue		---	84,657	23,646	162,251

Operating Expenses and Costs:
Medicare shared savings expenses		14,452	237,149	82,387	464,878

Loss from operations of discontinued operations before income taxes		(14,452)	(152,492)	(58,741)	(302,627)
Provision for income taxes		---	---	---	---

Loss from discontinued operations, net of income taxes		$(14,452)	$(152,492)	$(58,741)	$(302,627)

Net cash used in operations of the ACO/MSO Division was $49,561 and $385,793 in the six months ended June 30, 2023 and 2022, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the six months ended June 30, 2023 or 2022.

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

JUNE 30, 2023 (UNAUDITED)

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

The fair value of contingent consideration receivable was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. As such, the fair values of contingent consideration receivable rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the fair valuation. Significant assumptions related to the valuation of contingent consideration receivable include the likelihood of a Buyer IPO, the valuation of the Buyer’s common stock in a potential IPO, the likelihood that AHP met its performance benchmarks to the extent that it will receive shared savings for plan year 2022, the likelihood that AHP under the management of the Buyer will receive sufficient shared savings in plan years 2023 and/or 2024 to pay the Physician Advance Consideration, and the likelihood that the Company will be able to transfer or add new participating physicians to AHP before July 31, 2023 in order to collect the Incremental Cash Consideration.

The book value of the assets and liabilities derecognized on January 17, 2023 in connection with the sale were as follows:

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

After January 17, 2023, and as prescribed under EITF 09-4, the Company has elected to subsequently treat the contingent consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Subsequent Receipts of Sale Consideration

On March 16, 2023, the Company received the full amount of the Stub Period Reimbursement of $31,381.

On June 15, 2023, the Company received $1,225,000 ($1,180,000 net after commissions) net Incremental Cash Consideration for meeting participating physician transfer milestones outlined in the AHP Merger Agreement. In connection with the receipt, the Company recognized a gain from realization of contingent sale consideration receivable in the amount of $15,000 in the three and six months ended June 30, 2023. During July 2023, the Company received an additional $150,000 ($120,000 net after commissions) for meeting additional participating physician transfer milestones. The Company may earn up to an additional $300,000 for participating physician transfer milestones earned prior to July 31, 2023 that are under review and for which a determination will be made in third quarter of 2023.

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

Insurance prepayments	$8,034	$17,733
Other expense prepayments	18,125	6,989
Rent deposits	44,125	44,125
Deferred equity compensation	60,000	75,000
Total prepaid expenses and other	130,284	143,847
Less: long term portion	(35,907)	(50,907)
Prepaid expenses and other, current portion	$94,377	$92,940

Deferred equity compensation reflects common stock grants made in 2021 and 2022 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $90,000. Amortization was $5,203 and $9,062 in the three months ended June 30, 2023 and 2022, respectively, and $10,353 and $18,125 in the six months ended June 30, 2023 and 2022, respectively. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

Medical equipment	$493,854	$493,854
Furniture, office equipment and leasehold improvements	316,463	316,463

Total property, plant and equipment	810,317	810,317
Less: accumulated depreciation	(459,484)	(397,194)

Property, plant and equipment, net	$350,833	$413,123

Depreciation expense during the three months ended June 30, 2023 and 2022 was $31,253 and $29,967, respectively, and $62,290 and $54,936 in the six months ended June 30, 2023 and 2022, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000

Total intangible assets	1,142,538	1,142,538
Less: accumulated amortization	(144,611)	(30,531)

Intangible assets, net	$997,927	$1,112,007

Intangible assets arose from the acquisition of NCFM in April 2019. Prior to December 31, 2022, the NCFM medical database was assumed to have an indefinite life and was not amortized. As of December 31, 2022, the Company determined that developing healthcare technologies has the potential to render certain of the protocols in the NCFM medical database obsolete. Accordingly, the Company determined that the NCFM medical database should be prospectively amortized over an estimated five-year useful life. Amortization expense related to intangible assets was $57,040 and $178,945 in the three months ended June 30, 2023 and 2022, respectively, and $114,080 and $357,866 in the six months ended June 30, 2023 and 2022, respectively. Amortization expense in 2022 relates to intangible assets associated with the acquisition of MOD that were fully impaired in 2022 and had no further carrying value or related amortization expense after December 31, 2022.

Goodwill of $319,958 as of June 30, 2023 and December 31, 2022 represents the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisition of AEU in May 2022.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM, BTG and AEU practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2023, May 2025, April 2024, March 2026, November 2023, November 2023 and January 2027, respectively. As of June 30, 2023, the Company’s weighted-average remaining lease term relating to its operating leases was 1.8 years, with a weighted-average discount rate of 7.7%.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Lease assets	$365,329	$540,181

Lease liabilities
Lease liabilities (short term)	$220,173	$344,464
Lease liabilities (long term)	148,551	198,330
Total lease liabilities	$368,724	$542,794

Lease expense was $120,501 and $105,514 in the three months ended June 30, 2023 and 2022, respectively, and $227,297 and $206,908 in the six months ended June 30, 2023 and 2022, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

Maturities of operating lease liabilities were as follows as of June 30, 2023:

2023 (July to December)	$182,736
2024	135,313
2025	74,729
2026	18,148
2027	990
Total lease payments	411,916
Less interest	(43,192)
Present value of lease liabilities	$368,724

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

Trade accounts payable	$860,308	$863,662
Accrued payroll liabilities	113,612	190,633
Accrued operating expenses	437,062	482,296
Accrued interest	59,306	63,615
Product return allowance	2,389	2,352
	$1,472,677	$1,602,558

NOTE 10 – CONTRACT ASSETS AND LIABILITIES

Contract assets were $123,945 and $269,736 as of June 30, 2023 and December 31, 2022, respectively. Contract assets relate to amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained, such as commissions, associated with NCFM Concierge and Membership Contracts.

Amounts related to contract liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

Patient services paid but not provided - NCFM	$229,019	$491,020
Patient services paid but not provided - BTG	79,640	78,120
Patient services paid but not provided - NWC	96,759	---
Unshipped products	5,071	5,707
	$410,489	$574,847

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2023 and December 31, 2022 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s CEO:

	June 30,	December 31,
	2023	2022

Note Payable to Dr. Michael Dent, November 2022	$71,250	$172,500
Note Payable to Dr. Michael Dent, December 2022	63,250	137,500
Note Payable to Dr. Michael Dent, February 2023	186,000	---
Note Payable to Dr. Michael Dent, March 2023	100,808	---
Note Payable to Dr. Michael Dent, June 2023	26,875	---
Face value of notes payable to related party	448,183	310,000
Less: unamortized discount	(79,860)	(104,490)
Notes payable to related party, total	368,323	205,510
Plus deferred compensation payable to related party	300,600	300,600
Total due to related party	$668,923	$506,110

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company is required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 is repaid, which is scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount is being amortized over the life of the November MCA. The Company made payments totaling $67,500 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $101,250 and $-0- in the six months ended June 30, 2023 and 2022, respectively. Amortization of debt discount was $11,219 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $22,438 and $-0- in the six months ended June 30, 2023 and 2022.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company is required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 is repaid, which is scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the December MCA. The Company made payments totaling $49,500 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $74,250 and $-0- in the six months ended June 30, 2023 and 2022, respectively. Amortization of debt discount was $17,071 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $34,141 and $-0- in the six months ended June 30, 2023 and 2022.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum, was scheduled to mature six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $269 and $53, respectively, in the three months ended June 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $-0- and $3,582 in the three and six months ended June 30, 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum, was scheduled to mature six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the three months ended June 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $-0- and $41,181 in the three and six months ended June 30, 2023, respectively.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bears interest at a rate of 15% per annum, matures six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the February 2023 Dent Note. No payments were made on the February 2023 Dent Note in the six months ended June 30, 2023. Amortization of debt discount was $25,494 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $38,241 and $-0- in the six months ended June 30, 2023 and 2022.

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. The March 2023 Dent Note does not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did allocate any value related to the option to the proceeds received. As of June 30, 2023, the March 2023 Dent Note is not in default and is in compliance with the stated loan covenants. The Company made payments totaling $25,202 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $25,202 and $-0- in the six months ended June 30, 2023 and 2022, respectively. Amortization of debt discount was $7,351 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $8,643 and $-0- in the six months ended June 30, 2023 and 2022.

On April 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bore a fixed interest charge of $15,000 (15% per annum) and had an original maturity date of May 12, 2023. At inception, the Company recorded a discount against the note of $15,000, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $15,000 in the three and six months ended June 30, 2023. On May 12, 2023, the Company issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date of the April 2023 Dent Note until June 30, 2023. The April 2023 Dent Note was repaid in full on June 29, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $31,621 in the three and six months ended June 30, 2023.

On April 27, 2023, the Company issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bore a fixed interest charge of $5,250 (15% per annum) and was scheduled to mature May 25, 2023. At inception, the Company recorded a discount against the note of $5,250, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $5,250 in the three and six months ended June 30, 2023. On June 2, 2023, the Company issued 261,194 five-year warrants with an exercise price of $0.067 to Mr. O’Leary in exchange for extending the maturity date of the April 2023 O’Leary Note until July 13, 2023. The April 2023 O’Leary Note was repaid in full on June 15, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $12,549 in the three and six months ended June 30, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 8, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note”). Net proceeds were $30,000. The June 2023 Dent Note bore a fixed interest charge of $4,500 (15% per annum) and had an original maturity date of June 30, 2023. At inception, the Company recorded a discount against the note of $4,500, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $4,500 in the three and six months ended June 30, 2023. The June 2023 Dent Note was repaid in full on June 29, 2023.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bears a fixed interest charge of $1,875 (15% per annum) and matures on December 26, 2023. At inception, the Company recorded a discount against the note of $1,875. Amortization of the debt discount was $41 in the three and six months ended June 30, 2023.

NOTE 12 – NOTES PAYABLE

Notes payable as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

SBA Disaster Relief Loans	$450,000	$450,000
Yorkville Note Payable, July 2022	---	168,300
Yorkville Note Payable, May 2023	257,400
1800 Diagonal Note Payable, July 2022	48,639	129,705
1800 Diagonal Note Payable, March 2023	104,617	---
AEU Note Payable	---	31,393
Face value of notes payable	860,656	779,398
Less: unamortized discount	(41,066)	(37,748)
Notes payable, total	819,590	741,650
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$369,590	$291,650

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 30 months from the inception date. Installment payments, which are first applied to accrued but unpaid interest and then to principal, began in first quarter 2023. Interest accrued on SBA loans as of June 30, 2023 and December 31, 2022 was $34,842 and $41,625, respectively. Interest expense (income) recognized on the loans was ($11,001) and $4,166 in the three months ended June 30, 2023 and 2022, respectively, and ($6,783) and $8,385 in the six months ended June 30, 2023 and 2022, respectively. Payments against interest were $9,834, and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $14,951 and $-0- in the six months ended June 30, 2023 and 2022, respectively.

On July 19, 2022, the Company issued to Yorkville a promissory note (the “July 2022 Note”) with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The July 2022 Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment includes a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $4,748 in each of the three and six months ended June 30, 2023 and $-0- in each of the three and six months ended June 30, 2022. During the six months ended June 30, 2023, the Company made payments of $168,300 against the Promissory Note, including $18,765 applied from proceeds of sales of common stock under the SEPA, retiring the note.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On October 21, 2022, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note does not bear interest in excess of the original issue discount and matures on October 31, 2023. The Company is required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending on August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $10,865 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $21,610 and $-0- in the six months ended June 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $48,639 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $81,066 and $-0- in the six months ended June 30, 2023 and 2022, respectively. The October 2022 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of June 30, 2023, the October 2022 Note is not in default and the Company is in compliance with the stated loan requirements.

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note does not bear interest in excess of the original issue discount and matures on March 10, 2024. The Company is required to make 10 monthly payments of $13,077 starting April 30, 2023 and ending on January 31, 2024. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $8,696 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $10,225 and $-0- in the six months ended June 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $26,154 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $26,154 and $-0- in the six months ended June 30, 2023 and 2022, respectively. The March 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of June 30, 2023, the March 2023 Note is not in default and the Company is in compliance with the stated loan requirements.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts. At inception of the note, the Company recognized a discount of $5,209. Amortization expense related to the note discount was $1,621 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $3,988 and $-0- in the six months ended June 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $12,762 and $-0- in the three months ended June 30, 2023 and 2022, respectively, and $31,393 and $-0- in the six months ended June 30, 2023 and 2022, respectively, retiring the note in full during May 2023.

On May 10, 2023, the Company issued to Yorkville a note payable (the “May 2023 Note”) with an initial principal amount equal to $330,000 at a purchase price equal to the principal amount of the May 2023 Note less any original issue discounts and fees. The Company received net proceeds of $308,500. The May 2023 Note was scheduled to mature on July 31, 2023. The May 2023 Note accrues interest at a rate of 0% but was issued with 5% original issue discount. The May 2023 Note is scheduled to be repaid in four equal semi-monthly installments beginning on June 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. At inception, the Company recorded a discount against the note of $34,700, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the discount was $21,582 in each of the three and six months ended June 30, 2023 and $-0- in each of the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023, the Company made payments of $85,800 against the May 2023 Note. The May 2023 Note was repaid in full during July 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

During the three and six months ended June 30, 2023, the Company sold 225,000 shares of its common stock, receiving $18,765 in proceeds, all of which was applied to the balance of the Yorkville Promissory Note that was retired in first quarter 2023. No SEPA advances were made during three or six months ended June 30, 2022.

Private Placement

During the six months ended June 30, 2023, the Company sold 7,416,667 shares of common stock to two investors in separate private placement transactions. The Company received $475,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 3,062,500 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.20 per share and a 3-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05.

During the six months ended June 30, 2022, the Company sold 66,667 shares of common stock for cash in a private placement transaction to an accredited investor. The Company received $10,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 33,334 five-year warrants to purchase shares of common stock at an exercise price of $0.25 per share.

Shares issued to Consultants

During the six months ended June 30, 2023 and 2022, the Company issued 200,000 and 163,500 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $15,400 and $32,105 in the six months ended June 30, 2023 and 2022, respectively.

Common Stock Issuable

As of June 30, 2023 and December 31, 2022, the Company was obligated to issue the following shares:

	June 30, 2023		December 31, 2022
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$228,592	1,773,900	$210,584	2,183,398
Shares issuable to independent directors	55,000	1,313,728	15,000	402,144
	$283,592	3,087,628	$225,584	2,585,542

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

Transactions involving our warrants during the six months ended June 30, 2023 and 2022 are summarized as follows:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	68,109,094	$0.22	59,796,992	$0.25
Granted during the period	10,619,698	$0.10	33,334	$0.25
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(3,662,333)	$(0.25)	(786,667)	$(0.44)
Outstanding at end of the period	75,066,459	$0.21	59,043,659	$0.25

Exercisable at end of the period	75,066,459	$0.21	59,043,659	$0.25

Weighted average remaining life	2.2	years	2.7	years

The following table summarizes information about the Company’s warrants outstanding as of June 30, 2023:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	15,649,788	1.7	$0.07	15,649,788	$0.07
$0.10 to 0.24	28,592,630	2.5	$0.12	28,592,630	$0.12
$0.25 to 0.49	27,364,117	2.2	$0.31	27,364,117	$0.31
$0.50 to 1.05	3,459,924	3.1	$0.61	3,459,924	$0.61
$0.05 to 1.00	75,066,459	2.2	$0.21	75,066,459	$0.21

During the six months ended June 30, 2023 and 2022, the Company issued 10,619,698 and 33,334 warrants, respectively, the aggregate grant date fair value of which was $510,235 and $2,083, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.60% to 4.27%	2.94%
Expected life range (in years)	5.00 years	5.00 years
Volatility range	126.30% to 141.20%	74.50%
Dividend yield	0.00%	0.00%

There were no warrants exercised during the six months ended June 30, 2023 or 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Equity Incentive Plans

On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by the Board, or a committee that may be appointed by the Board in the future. The 2016 EIP expired during 2021 but allows for the prospective issuance of shares of common stock subject to vesting of awards made prior to expiration of the 2016 EIP.

On September 9, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2016 EIP, the “EIPs”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2021 EIP allows for the issuance of up to 20,000,000 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by the Board, or a committee that may be appointed by the Board in the future.

Amounts recognized in the financial statements with respect to the EIPs in the six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Total cost of share-based payment plans during the period		$76,402		$144,425		$159,353		$244,847
Amounts capitalized in deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts written off from deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts charged against income for amounts previously capitalized		$5,204		$8,438		$10,354		$16,875
Amounts charged against income, before income tax benefit		$81,606		$152,862		$169,707		$261,722
Amount of related income tax benefit recognized in income	$	---	$	---	$	---	$	---

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of the Company and individual performance goals. The following table summarizes stock option activity as of and for the six months ended June 30, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	5,222,982	$0.20	3,456,250	$0.23
Granted during the period	93,750	$0.08	925,000	$0.16
Exercised during the period	---	$ ---	(12,500)	$(0.26)
Forfeited during the period	(450,000)	$(0.16)	(419,500)	$(0.31)
Outstanding at end of period	4,866,732	$0.17	3,949,250	$0.20

Options exercisable at period-end	3,110,815	$0.20	2,655,500	$0.20

As of June 30, 2023, there was $89,936 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2023 and 2022 was $0.05 and $0.09, respectively. The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $35,954 and $42,966, respectively. The aggregate intrinsic value of share options exercised during the six months ended June 30, 2023 and 2022 was $-0- and $388, respectively. No options were exercised during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the six months ended June 30, 2023 and 2022 was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.48%	2.81% to 2.90%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	145.03%	74.38% to 74.50%
Dividend yield	0.00%	0.00%

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the six months ended June 30, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	2,260,417	$0.08	858,750	$0.23
Granted	93,750	$0.05	925,000	$0.09
Vested	(298,250)	$(0.12)	(195,750)	$(0.22)
Forfeited	(300,000)	$(0.09)	(294,250)	$(0.26)
Nonvested options at end of period	1,755,917	$0.07	1,293,750	$0.12

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the six months ended June 30, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,651,435	$0.05	302,050	$0.27
Granted	160,944	$0.09	177,454	$0.18
Vested	(981,584)	$(0.05)	(254,782)	$(0.25)
Forfeited	(15,000)	$(0.26)	(104,954)	$(0.19)
Nonvested grants at end of period	815,795	$0.05	119,768	$0.25

As of June 30, 2023, there was $26,630 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant-date per share fair value of share grants made during the six months ended June 30, 2023 and 2022 was $0.09 and $0.18, respectively. The aggregate fair value of share grants that vested during the six months ended June 30, 2023 and 2022 was $52,756 and $64,094, respectively. Stock based compensation expense related to stock grants was $24,172 and $25,547 in the three months ended June 30, 2023 and 2022, respectively, and $49,640 and $64,611 in the six months ended June 30, 2023 and 2022, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets was $5,203 and $9,063 in the three months ended June 30, 2023 and 2022, respectively, and $10,353 and $18,125 in the six months ended June 30, 2023 and 2022, respectively. The liability will be converted to equity if and when shares are earned and issued pursuant to prescribed vesting events.

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

Contingent acquisition consideration as of June 30, 2023 and December 31, 2022 was comprised of the following:

	June 30,	December 31,
	2023	2022

Fair value of CHM contingent acquisition consideration	$ ---	$185,024
Fair value of MOD contingent acquisition consideration	8,919	13,283
Total contingent acquisition consideration	8,919	198,307
Less: long term portion	(5,710)	(98,239)
Contingent acquisition consideration, current portion	$3,209	$100,068

During the three and six months ended June 30, 2023 and 2022, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Three months Ended June 30,			Six months Ended June 30,
	2023		2022	2023		2022

HCFM contingent acquisition consideration	$	---	$(31,121)	$	---	$(35,259)
CHM contingent acquisition consideration		---	(10,599)		---	(4,223)
MOD contingent acquisition consideration		6,070	135,488		4,364	571,572
		$6,070	$93,768		$4,364	$532,090

Maturities of contingent acquisition consideration were as follows as of June 30, 2023:

2023 (July to December)	$3,209
2024	5,710
$8,919

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 14 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

Hughes Center for Functional Medicine Acquisition – April 2019

The Company has no further earn-out obligations related to the NCFM acquisition.

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

Supplier Concentration

The Company relies on a single supplier for the fulfillment of approximately 91% of its product sales made through MOD.

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

Maturities of operating lease liabilities were as follows as of June 30, 2023:

2023 (July to December)	$182,736
2024	135,313
2025	74,729
2026	18,148
2027	990
Total lease payments	411,916
Less interest	(43,192)
Present value of lease liabilities	$368,724

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services division. The agreements generally call for a fixed salary plus performance-based pay.

On October 13, 2022, the Company entered into an offer letter (the “Agreement”) with George O’Leary in his continuing capacity as Chief Financial Officer of the Company. The Agreement was effective as of July 1, 2022 and provides that Mr. O’Leary’s base salary will be $259,000 per year, with annual review and adjustment at the discretion of the Chief Executive Officer and Compensation Committee of the Board of Directors of the Company, and an annual incentive bonus of 25% of annual salary based on the achievement of the Company of certain financial metrics as approved by the Compensation Committee. In addition, Mr. O’Leary will be eligible for a cash bonus of $50,000 upon the uplisting of the Company and completion of a financing round at the time of uplisting. The Agreement also provides that Mr. O’Leary will receive a grant of 100,000 shares of restricted stock upon execution of the Agreement and additional grants of 100,000 restricted shares on each of July 1, 2023, 2024 and 2025. Mr. O’Leary was also granted 1,200,000 stock options with an exercise price of $0.06, a portion of which are subject to time vesting and a portion of which are subject to vesting upon the achievement of certain of the Company’s corporate objectives and Mr. O’Leary’s individual objectives. If Mr. O’Leary is terminated without cause, the Company will provide Mr. O’Leary as severance an amount equal to six (6) months of his base salary. Concurrently, the Company and Mr. O’Leary entered into a Non-Disclosure, Non-Solicitation and Non-Compete Agreement, effective as of September 20, 2022 that contains a non-solicitation and non-compete provision which will be in effect for a two-year period following the termination of Mr. O’Leary’s employment relationship with the Company, provided, however, such period is shortened to six (6) months if Mr. O’Leary is terminated without cause.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING

As of June 30, 2023, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

Segment information for the three months ended June 30, 2023 was as follows:

	Three Months Ended June 30, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,630,334	$	---	$	---	$1,630,334
Subscription, consulting and event revenue		---		19,177		---	19,177
Product revenue		---		---		53,985	53,985
Total revenue		1,630,334		19,177		53,985	1,703,496

Operating Expenses
Practice salaries and benefits		898,992		---		---	898,992
Other practice operating expenses		646,216		---		---	646,216
Cost of product revenue		---		---		34,397	34,397
Selling, general and administrative expenses		---		803,012		30,677	833,689
Depreciation and amortization		86,887		1,406		---	88,293
Total Operating Expenses		1,632,095		804,418		65,074	2,501,587

(Loss) income from operations		$(1,761)		$(785,241)		$(11,089)	$(798,091)

Other Segment Information
Loss on extinguishment of debt	$	---		$44,169	$	---	$44,169
Amortization of original issue discounts on notes payable		$127,068		$1,621	$	---	$128,689
Gain from realization of contingent sale consideration receivable		$(15,000)	$	---	$	---	$(15,000)
Change in fair value of contingent acquisition consideration	$	---		$(6,070)	$	---	$(6,070)
Interest expense (income)		$4,191		$34,933	$	---	$39,124

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2023 was as follows:

	Six Months Ended June 30, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$3,330,615	$	---	$	---	$3,330,615
Subscription and event revenue		---		35,476		---	35,476
Product and other revenue		---		---		92,559	92,559
Total revenue		3,330,615		35,476		92,559	3,458,650

Operating Expenses
Practice salaries and benefits		1,862,649		---		---	1,862,649
Other practice operating expenses		1,270,463		---		---	1,270,463
Cost of product revenue		---		---		66,457	66,457
Selling, general and administrative expenses		---		1,873,333		64,104	1,937,437
Depreciation and amortization		173,559		2,811		---	176,370
Total Operating Expenses		3,306,671		1,876,144		130,561	5,313,376

Income (loss) from operations		$23,944		$(1,840,668)		$(38,002)	$(1,854,726)

Other Segment Information
Loss on extinguishment of debt	$	---		$88,932	$	---	$88,932
Amortization of original issue discounts on notes payable		$188,061		$3,988	$	---	$192,049
Gain from realization of contingent sale consideration receivable		$(15,000)	$	---	$	---	$(15,000)
Change in fair value of contingent acquisition consideration	$	---		$(4,364)	$	---	$(4,364)
Interest expense		$7,003		$43,502	$	---	$50,505

	June 30, 2023
Identifiable assets	$2,061,059		$3,121,024		$23,075	$5,205,158
Goodwill	$319,958	$	---	$	---	$319,958

Segment information for the three months ended June 30, 2022 was as follows:

	Three Months Ended June 30, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,431,776	$	---	$	---	$1,431,776
Subscription, consulting and event revenue		---		1,639		---	1,639
Product revenue		---		---		130,459	130,459
Total revenue		1,431,776		1,639		130,459	1,563,874

Operating Expenses
Practice salaries and benefits		816,398		---		---	816,398
Other practice operating expenses		639,119		---		---	639,119
Cost of product revenue		---		---		170,543	170,543
Selling, general and administrative expenses		---		1,209,235		46,276	1,255,511
Depreciation and amortization		30,418		1,594		176,900	208,912
Total Operating Expenses		1,485,935		1,210,829		393,719	3,090,483

Loss from operations		$(54,159)		$(1,209,190)		$(263,260)	$(1,526,609)

Other Segment Information
Interest expense (income)		$2,793		$1,695	$	---	$4,488
Change in fair value of contingent acquisition consideration	$	---		$(93,768)	$	---	(93,768)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2022 was as follows:

	Six Months Ended June 30, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$2,807,461	$	---	$	---	$2,807,461
Subscription, consulting and event revenue		---		8,263		---	8,263
Product and other revenue		---		---		277,428	277,428
Total revenue		2,807,461		8,263		277,428	3,093,152

Operating Expenses
Practice salaries and benefits		1,534,471		---		---	1,534,471
Other practice operating expenses		1,201,770		---		---	1,201,770
Cost of product revenue		---		---		331,354	331,354
Selling, general and administrative expenses		---		2,474,111		116,540	2,590,651
Depreciation and amortization		55,936		3,066		353,800	412,802
Total Operating Expenses		2,792,177		2,477,177		801,694	6,071,048

Income (loss) from operations		$15,284		$(2,468,914)		$(524,266)	$(2,977,896)

Other Segment Information
Interest expense (income)		$5,605		$3,906	$	---	$9,511
Change in fair value of contingent acquisition consideration	$	---		$(532,090)	$	---	$(532,090)

	June 30, 2022
Identifiable assets		$2,324,726		$557,672		$2,433,362	$5,315,760
Goodwill		$332,133	$	---		$766,249	$1,098,382
Assets of discontinued business unit							$1,504,660

The Digital Healthcare made intercompany sales of $120 and $180 in the three months ended June 30, 2023 and 2022, respectively, and $300 and $460 in the six months ended June 30, 2023 and 2022, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $5,013 and $8,717 in the three months ended June 30, 2023 and 2022, respectively, and $13,353 and $22,070 in the six months ended June 30, 2023 and 2022, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023						As of December 31, 2022
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3		Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$2,122,717	$2,122,717	$	---	$	---	$	---	$	---
Liabilities:
Contingent acquisition consideration payable		---		---	8,919	8,919		---		---		198,307		198,307
Liability-classified equity instruments		---		---	60,000	60,000		---		---		75,000		75,000
	$	---	$	---	$68,919	$68,919	$	---	$	---		$273,307		$273,307

Contingent acquisition consideration payable is a Level 3 financial instruments that is measured at fair value on a recurring basis. Gains from the change in fair value of contingent acquisition consideration payable were $6,070 and $93,768 during the three months ended June 30, 2023 and 2022, respectively, and $4,364 and $532,090 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 18 – SUBSEQUENT EVENTS

During July 2023, the Company received $150,000 ($120,000 net after commissions) for meeting additional participating physician transfer milestones related to the sale of AHP (see Note 4, “Discontinued Operations”). The Company may earn up to an additional $300,000 for participating physician transfer milestones earned prior to July 31, 2023 that are under review and for which a determination will be made in third quarter of 2023.

On July 31, 2023, the Company made the final payment on, and retired, the $330,000 May 2023 Note.

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note does not bear interest in excess of the original issue discount and matures on June 30, 2024. The Company is required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. The August 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default.

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

Recent Development – ACO/MSO Division

On January 17, 2023, we entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs, (“Buyer”) agreed to buy, and we agreed to sell, our wholly owned subsidiary ACO Health Partners LLC (“AHP”)(the transaction, the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, we received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023; (3) in the event that Buyer completes a planned initial public offering (“IPO”) by August 1, 2024, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023 (the “2022 MSSP Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will reimbursed to us by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse us for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”), which was paid in March 2023 in the amount of $31,381. We are also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”). During July 2023, the Company received an additional $150,000 ($120,000 net after commissions) for meeting additional participating physician transfer milestones. The Company has no further rights to any additional Incremental Cash Consideration. The Company may earn up to an additional $300,000 for participating physician transfer milestones earned prior to July 31, 2023 that are under review and for which a determination will be made in third quarter of 2023.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes the changes in our results of operations for the three months ended June 30, 2023 compared with the three months ended June 30, 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%

Patient service revenue, net	$1,630,334	$1,431,776	$198,558	14%
Subscription and event revenue	19,177	1,639	17,538	1070%
Product revenue	53,985	130,459	(76,474)	-59%
Total revenue	1,703,496	1,563,874	139,622	9%

Operating Expenses and Costs
Practice salaries and benefits	898,992	816,398	82,594	10%
Other practice operating expenses	646,216	639,119	7,097	1%
Cost of product revenue	34,397	170,543	(136,146)	-80%
Selling, general and administrative expenses	833,689	1,255,511	(421,822)	-34%
Depreciation and amortization	88,293	208,912	(120,619)	-58%
Loss from operations	(798,091)	(1,526,609)	728,518	-48%

Other Income (Expenses)
Loss on extinguishment of debt	(44,169)	---	(44,169)	*
Amortization of original issue discounts on notes payable	(128,689)	---	(128,689)	*
Gain from realization of contingent sale consideration receivable	15,000	---	15,000	*
Change in fair value of contingent acquisition consideration	6,070	93,768	(87,698)	-94%
Interest expense	(39,124)	(4,488)	(34,636)	772%
Total other income (expenses)	(190,912)	89,280	(280,192)	-314%

Loss from continuing operations	(989,003)	(1,437,329)	448,326	-31%

Loss from operations of discontinued operations	(14,452)	(152,492)	138,040	-91%

Net income (loss)	$(1,003,455)	$(1,589,821)	$586,366	-37%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the three months ended June 30, 2023 increased by $198,558, or 14% year-over-year, from $1,431,776, to $1,630,334, primarily as a result of a 13% year-over-year increase at our NCFM practice of $139,495 and 24% at our BTG practice of $17,020, as well as the addition of AEU revenue of $83,378 following its acquisition in May 2022. The increases were offset by a decrease of $41,336 at NWC.

Subscription and event revenue in the three months ended June 30, 2023 increased by $17,538, or 1,070% year-over-year, to $19,177, from $1,639, due to an increase in HealthLynked Network paid subscriptions.

Product revenue was $53,985 in the three months ended June 30, 2023, compared to $130,459 in the three months ended June 30, 2022, a decrease of $76,474, or 59%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD. During the fourth quarter of 2022, we restructured our pricing in MOD to more accurately recapture the price of products sold with more consistent profit. The price increases led in part to the decline in revenue.

Operating Expenses and Costs

Practice salaries and benefits increased by $82,594, or 10%, to $898,992 in the three months ended June 30, 2023, compared to $816,398 in the three months ended June 30, 2022, as a result of increased production pay and personnel costs corresponding to increased revenue and the addition of AEU salaries and benefits in 2023 with no corresponding cost in 2022, offset by fewer full-time equivalents at NWC.

Other practice operating costs increased by $7,097, or 1%, to $646,216 in the three months ended June 30, 2023 from $639,119 in the three months ended June 30, 2022, primarily as a result of the addition of AEU operating costs starting in 2023 with no corresponding cost in 2022, offset by decreases at NWC and BTG as a result of cost cutting efforts.

Cost of product revenue was $34,397 in the three months ended June 30, 2023, a decrease of $136,146, or 80%, compared to $170,543 in the same period of 2022, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $421,822, or 34%, to $833,689 in the three months ended June 30, 2023 compared to $1,255,511 in the three months ended June 30, 2022, primarily due to lower personnel and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization decreased in the three months ended June 30, 2023 by $120,619, or 58%, to $88,293 compared to $208,912 in the three months ended June 30, 2022, primarily as a result of the full impairment of MOD depreciable intangible assets in fourth quarter 2022, eliminating approximately $177,000 in quarterly depreciation in 2023 and after. This decrease was offset by depreciation on NCFM intangible assets that were previously treated as indefinite lived and for which depreciation was initiated in 2023.

Loss from operations decreased by $728,518, or 48%, to $798,091 in the three months ended June 30, 2023 compared to $1,526,609 in the three months ended June 30, 2022, primarily as a result of lower selling, general and administrative costs in our corporate function resulting from focused cost cutting efforts, as well as a $139,622, or 9%, year-over-year increase in revenue and increased product profitability in spite of lower product revenue.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended June 30, 2023 was $44,169 resulting from extension and early repayment of notes payable to our CEO and Chairman, Dr. Dent, and our CFO, George O’Leary. Losses represent the excess of the repayment amount over the carrying value (net of unamortized discounts) of the debt instruments at the time of repayment and the excess of the fair value of extended debt and related warrant consideration over the fair value of debt before its extension. There were no gains or losses from the extinguishment of debt in the three months ended June 30, 2022.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended June 30, 2023 was $128,689, resulting from amortization of discounts arising from warrants attached to debt instruments and original issue discounts on notes payable issued in the fourth quarter of 2022 and the first half of 2023. There was no corresponding amortization of original issue and debt discounts in the three months ended June 30, 2022.

Gain from realization of contingent sale consideration receivable was $15,000 in the three months ended June 30, 2023, resulting from an excess of actual proceeds received from the sale of the ACO Business in the second quarter 2023 in excess of the amount estimated to be received at the time of the sale.

Gain from the change in fair value of contingent acquisition consideration decreased by $87,698, or 94%, to $6,070 in the three months ended June 30, 2023, compared to $93,768 in the three months ended June 30, 2022. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the three months ended June 30, 2022, our share price decreased, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value. With the repayment of NCFM contingent acquisition consideration in 2022 and the derecognition of CHM/AHP contingent acquisition consideration with the AHP Sale, the only remaining contingent acquisition consideration relates to MOD earnout years 3 and 4.

Interest expense increased by $34,636, or 772%, to $39,124 for the three months ended June 30, 2023, compared to interest expense of $4,488 in the three months ended June 30, 2022, due to an increase in interest-bearing notes payable to related parties and third parties during fourth quarter of 2022 and first half of 2023.

Total other income (expenses) decreased by $280,192, or 314%, to expense of $190,912 in the three months ended June 30, 2023 compared to income of $89,280 in the three months ended June 30, 2022. The change was primarily a result of gain from the change in fair value of contingent acquisition consideration in the three months ended June 30, 2022, due principally to the fixed-share structure of the MOD contingent consideration, offset by higher other expenses related to increased borrowing, including loss on extinguishment of debt and amortization of original issue discounts on notes payable.

Loss from continuing operations decreased by $448,326, or 31%, to $989,003 in the three months ended June 30, 2023, compared to $1,437,329 in the three months ended June 30, 2022. The decrease was due primarily to a 48% reduction in the loss from operations, offset by higher other expenses related to increased borrowing, including loss on extinguishment of debt and amortization of original issue discounts on notes payable.

Gain (loss) on discontinued operations

As a result of the AHP sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended June 30, 2023 and 2022. Loss from operations of discontinued operations decreased by $138,040, or 91%, from $152,492 in the three months ended June 30, 2022 to $14,452 in the three months ended June 30, 2023. The decreased loss was due primarily to the fact that the business operated for a full quarter in 2022, while the 2023 loss reflects winding down costs of the discontinued operation.

Net Income (Loss)

Net income (loss) decreased by $586,366, or 37%, to a net loss $1,003,455 in the three months ended June 30, 2023, compared to net loss of $1,589,821 in the three months ended June 30, 2022, primarily as a result of reduced selling, general and administrative costs and a $139,622, or 9%, year-over-year increase in revenue, offset by higher other expenses related to increased borrowing, including loss on extinguishment of debt and amortization of original issue discounts on notes payable.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes the changes in our results of operations for the six months ended June 30, 2023 compared with the six months ended June 30, 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%

Patient service revenue, net	$3,330,615	$2,807,461	$523,154	19%
Subscription and event revenue	35,476	8,263	27,213	329%
Product revenue	92,559	277,428	(184,869)	-67%
Total revenue	3,458,650	3,093,152	365,498	12%

Operating Expenses and Costs
Practice salaries and benefits	1,862,649	1,534,471	328,178	21%
Other practice operating expenses	1,270,463	1,201,770	68,693	6%
Cost of product revenue	66,457	331,354	(264,897)	-80%
Selling, general and administrative expenses	1,937,437	2,590,651	(653,214)	-25%
Depreciation and amortization	176,370	412,802	(236,432)	-57%
Loss from operations	(1,854,726)	(2,977,896)	1,123,170	-38%

Other Income (Expenses)
Loss on extinguishment of debt	(88,932)	---	(88,932)	*
Amortization of original issue discounts on notes payable	(192,049)	---	(192,049)	*
Gain from realization of contingent sale consideration receivable	15,000	---	15,000	*
Change in fair value of contingent acquisition consideration	4,364	532,090	(527,726)	-99%
Interest expense	(50,505)	(9,511)	(40,994)	431%
Total other income (expenses)	(312,122)	522,579	(834,701)	-160%

Loss from continuing operations	(2,166,848)	(2,455,317)	288,469	-12%

Loss from operations of discontinued operations
Loss from operations of discontinued operations	(58,741)	(302,627)	243,886	-81%
Gain from disposal of discontinued operations	2,674,069	---	2,674,069	*
Gain (loss) on discontinued operations	2,615,328	(302,627)	2,917,955	-964%

Net income (loss)	$448,480	$(2,757,944)	$3,206,424	-116%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the six months ended June 30, 2023 increased by $523,154, or 19% year-over-year, from $2,807,461, to $3,330,615, primarily as a result of an 18% year-over-year increase at our NCFM practice of $386,097 and the addition of AEU revenue of $199,412 following its acquisition in May 2022, offset by decreases of $56,049 at NWC and $6,307 at BTG.

Subscription and event revenue in the six months ended June 30, 2023 increased by $27,213, or 329% year-over-year, to $35,476, from $8,263, due to an increase in HealthLynked Network paid subscriptions.

Product revenue was $92,559 in the six months ended June 30, 2023, compared to $277,428 in the six months ended June 30, 2022, a decrease of $184,869, or 67%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD. During the fourth quarter of 2022, we restructured our pricing in MOD to more accurately recapture the price of products sold with more consistent profit. The price increases led in part to the decline in revenue.

Operating Expenses and Costs

Practice salaries and benefits increased by $328,178, or 21%, to $1,862,649 in the six months ended June 30, 2023, compared to $1,534,471 in the six months ended June 30, 2022, as a result of increased production pay and personnel costs corresponding to increased revenue and the addition of AEU salaries and benefits in 2023 with no corresponding cost in 2022, offset by fewer full-time equivalents at NWC.

Other practice operating costs increased by $68,693, or 6%, to $1,270,463 in the six months ended June 30, 2023 from $1,201,770 in the six months ended June 30, 2022, primarily as a result of the addition of AEU operating costs starting in 2023 with no corresponding cost in 2022.

Cost of product revenue was $66,457 in the six months ended June 30, 2023, a decrease of $264,897, or 80%, compared to $331,354 in the same period of 2022, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $653,214, or 25%, to $1,937,437 in the six months ended June 30, 2023 compared to $2,590,651 in the six months ended June 30, 2022, primarily due to lower personnel and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization decreased in the six months ended June 30, 2023 by $236,432, or 57%, to $176,370 compared to $412,802 in the six months ended June 30, 2022, primarily as a result of the full impairment of MOD depreciable intangible assets in fourth quarter 2022, eliminating approximately $177,000 in quarterly depreciation in 2023 and after. This decrease was offset by depreciation on NCFM intangible assets that were previously treated as indefinite lived and for which depreciation was initiated in 2023.

Loss from operations decreased by $1,123,170, or 38%, to $1,854,726 in the six months ended June 30, 2023 compared to $2,977,896 in the six months ended June 30, 2022, primarily as a result of lower selling, general and administrative costs in our corporate function resulting from focused cost cutting efforts, as well as a $365,498, or 12%, year-over-year increase in revenue and increased product profitability in spite of lower product revenue.

Other Income (Expenses)

Loss on extinguishment of debt in the six months ended June 30, 2023 was $88,932 resulting from extension and early repayment of notes payable to our CEO and Chairman, Dr. Dent, and our CFO, George O’Leary. Losses represent the excess of the repayment amount over the carrying value (net of unamortized discounts) of the debt instruments at the time of repayment and the excess of the fair value of extended debt and related warrant consideration over the fair value of debt before its extension. There were no gains or losses from the extinguishment of debt in the six months ended June 30, 2022.

Amortization of original issue and debt discounts on notes payable and convertible notes in the six months ended June 30, 2023 was $192,049, resulting from amortization of discounts arising from warrants attached to debt instruments and original issue discounts on notes payable issued in the fourth quarter of 2022 and the first half of 2023. There was no corresponding amortization of original issue and debt discounts in the six months ended June 30, 2022.

Gain from realization of contingent sale consideration receivable was $15,000 in the six months ended June 30, 2023, resulting from an excess of actual proceeds received from the sale of the ACO Business in the second quarter 2023 in excess of the amount estimated to be received at the time of the sale.

Gain from the change in fair value of contingent acquisition consideration decreased by $527,726, or 99%, to $4,364 in the six months ended June 30, 2023, compared to $532,090 in the six months ended June 30, 2022. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the six months ended June 30, 2022, our share price decreased, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value. With the repayment of NCFM contingent acquisition consideration in 2022 and the derecognition of CHM/AHP contingent acquisition consideration with the AHP Sale, the only remaining contingent acquisition consideration relates to MOD earnout years 3 and 4.

Interest expense increased by $40,994, or 431%, to $50,505 for the six months ended June 30, 2023, compared to interest expense of $9,511 in the six months ended June 30, 2022, due to an increase in interest-bearing notes payable to related parties and third parties during fourth quarter of 2022 and first half of 2023.

Total other income (expenses) decreased by $834,701, or 160%, to expense of $312,122 in the six months ended June 30, 2023 compared to income of $522,579 in the six months ended June 30, 2022. The change was primarily a result of a $532,090 gain from the change in fair value of contingent acquisition consideration in the six months ended June 30, 2022, due principally to the fixed-share structure of the MOD contingent consideration, offset by higher other expenses related to increased borrowing, including loss on extinguishment of debt and amortization of original issue discounts on notes payable.

Loss from continuing operations decreased by $288,469, or 12%, to $2,166,848 in the six months ended June 30, 2023, compared to $2,455,317 in the six months ended June 30, 2022. The decrease was due primarily to a 38% reduction in the loss from operations, offset by higher other expenses related to increased borrowing, including loss on extinguishment of debt and amortization of original issue discounts on notes payable and reduced income from the change in fair value of contingent acquisition consideration.

Gain (loss) on discontinued operations

As a result of the AHP sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2023 and 2022. Loss from operations of discontinued operations decreased by $243,886, or 81%, from $302,627 in the six months ended June 30, 2022 to $58,741 in the six months ended June 30, 2023. The decreased loss was due primarily to the fact that the business operated for a full quarter in 2022, while the 2023 loss reflects winding down costs of the discontinued operation after the sale on January 17, 2023.

Effective January 17, 2023, we completed the AHP Sale, at which time we discontinued the operations of CHM and ceased to have a controlling financial interest in AHP. In connection with the AHP Sale, as of January 17, 2023, we recognized the fair value of consideration received and receivable from the AHP Sale, recognized an indemnification liability related to potential claims resulting from the AHP Sale, derecognized the carrying value of assets and liabilities transferred to the Buyer or otherwise derecognized in connection with in the AHP Sale, and recorded a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized. Accordingly, we recorded a gain from disposal of AHP in the amount of $2,674,069 in the six months ended June 30, 2023.

Net Income (Loss)

Net income (loss) increased by $3,206,424, or 116%, to net income of $448,480 in the six months ended June 30, 2023, compared to net loss of $2,757,944 in the six months ended June 30, 2022, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the six months ended June 30, 2023 as described above, (ii) a $365,498, or 12%, year-over-year increase in revenue, and (iii) reduced selling, general and administrative costs, offset by a gain of $532,090 from a decrease in fair value of contingent acquisition consideration in the six months ended June 30, 2022 compared to $4,364 in the six months ended June 30, 2023, and higher other expenses related to increased borrowing, including loss on extinguishment of debt and amortization of original issue discounts on notes payable.

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

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (August 14, 2024).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before August 14, 2024 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through August 14, 2024. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

We have experienced losses and cash outflows from operating activities since inception. As of June 30, 2023, we had cash balances of $918,972, a working capital deficit of $1,527,036 and an accumulated deficit of $40,572,453. For the six months ended June 30, 2023, we generated net income of $448,480, which included a gain from the sale of AHP of $2,674,069. Loss from continuing operations for the six months ended June 30, 2023 was $2,166,848 and we used cash from operating activities of $1,703,255. Notwithstanding the gain from the sale of AHP, we expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through June 30, 2023, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During the six months ended June 30, 2023, we sold 225,000 shares of common stock, receiving $18,765 in proceeds, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in the three months ended June 30, 2023.

During the six months ended June 30, 2023, we issued seven notes payable to our Chairman and CEO, Dr. Michael Dent, one note payable to our Chief Financial Officer, George O’Leary, and two notes payable two third parties for aggregate net proceeds of $1,053,500. We also made repayments on notes payable totaling $929,545.

During the six months ended June 30, 2023, we sold 7,416,667 shares of common stock to two investors in separate private placement transactions. We received $475,000 in proceeds from the sales. In connection with the stock sales, we also issued 3,062,500 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.20 per share and a 3-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05.

On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. We received $750,000 upon signing of the AHP Merger Agreement, $31,381 in March 2023 for the Stub Period Reimbursement, $1,225,000 ($1,180,000 net after commissions) on June 15, 2022 and $150,000 ($120,000 net after commissions) in July 2023 for meeting participating physician transfer milestones outlined in the AHP Merger Agreement. We may receive future proceeds comprised of (i) up to an additional $300,000 may be received in the third quarter of 2023 for participating physician transfer milestones earned prior to July 31, 2023 that are under review, (ii) net proceeds, after allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023, (iii) proceeds from sale of shares of the buyer if the buyer completes an initial public offering by August 1, 2024, and (iv) up to $500,000 of the Physician Advance Consideration from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings.

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from the realization of contingent sale consideration related to the AHP Sale, or from other sources, there is substantial doubt about our ability to continue as a going concern through August 14, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(1,653,694)	$(2,132,359)
Net cash used in discontinued operating activities	(49,561)	(385,793)
Net cash used in operating activities	(1,703,255)	(2,518,152)

Net cash provided by (used in) continuing investing activities	1,961,381	(531,864)
Net cash provided by (used in) discontinued investing activities	---	---
Net cash provided by (used in) investing activities	1,961,381	(531,864)

Net cash provided by continuing financing activities	598,955	9,488
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	598,955	9,488

Net increase (decrease) in cash from continuing operating	906,642	(2,654,735)
Net (decrease) in cash from discontinued operating	(49,561)	(385,793)
Net increase (decrease) in cash	$857,081	$(3,040,528)

Operating Activities – During the six months ended June 30, 2023, we used cash from operating activities of $1,703,255, as compared with $2,518,152 in the six months ended June 30, 2022. Net cash used in continuing operating activities decreased by $478,665, due primarily to decreased selling, general and administrative expenses resulting from focused cost cutting efforts, combined with increased revenue and profitability in our Health Services Division. Cash used in operations of our discontinued ACO/MSO Division also decreased by $336,232 as a result of the unit being sold on January 17, 2023.

Investing Activities – During the six months ended June 30, 2023, we realized $1,961,381 from investing activities, comprised of cash proceeds received form the AHP sale, including $750,000 Upfront Cash Consideration, $31,381 Stub Period Reimbursement, and $1,225,000 ($1,180,000 net after commissions) of Incremental Cash Consideration. During the six months ended June 30, 2022, we used $531,864 in investing activities, including $300,916 used to acquire AEU (net of cash acquired), $207,384 contingent acquisition consideration payment paid the sellers of NCFM related to the third and final year of earn-out, and $23,564 to acquire fixed assets.

Financing Activities – During the six months ended June 30, 2023, cash provided by financing activities was comprised of $475,000 proceeds from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $1,053,000 from the issuance of notes payable, offset by $929,545 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable). During the six months ended June 30, 2022, we received $10,000 from the sale of common stock and paid $512 against notes acquired in the AEU transaction.

Exercise of Warrants and Options

No warrants or options were exercised during the six months ended June 30, 2023.

During the six months ended June 30, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. No warrants were exercised.

Other Outstanding Obligations at June 30, 2023

As of June 30, 2023, (i) 75,066,459 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.04 to $1.05, (ii) 4,866,732 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.06 to $0.766, (iii) 815,795 shares of our Common Stock are issuable pursuant to future vesting of stock grants, (iv) up to 13,750,000 shares of our Common Stock are issuable upon conversion of Series B Preferred, and (v) up to 3,087,628 shares of our Common Stock are issuable that are earned but not paid under consulting and director compensation arrangements.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 8, 2023, we sold 416,667 shares of common stock for cash in a private placement transaction to an accredited investor. We received $25,000 in proceeds from the sale. In connection with the stock sale, we also issued 312,500 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share.

On June 21, 2023, we sold 5,000,000 shares of common stock for cash in a private placement transaction to an accredited investor. We received $250,000 in proceeds from the sale. In connection with the stock sale, we also issued 1,250,000 five-year warrants to purchase shares of common stock at an exercise price of $0.15 per share and a 3-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Instance Document.
Inline XBRL Taxonomy Extension Schema Document.
Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Inline XBRL Taxonomy Extension Definition Linkbase Document.
Inline XBRL Taxonomy Extension Label Linkbase Document.
Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2023

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)