Form 10-Q
period 2023-09-30
HealthLynked Corp
filed 2023-11-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 267,428,633 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current Assets
Cash	$51,328	$61,891
Earned sale consideration receivable	1,873,993	---
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of September 30, 2023 and December 31, 2022, respectively	41,525	72,284
Inventory, net	142,253	192,833
Contract assets	14,583	269,736
Prepaid expenses and other	78,391	92,940
Current assets held for sale	---	1,454,856
Total Current Assets	2,202,073	2,144,540

Property, plant and equipment, net of accumulated depreciation of $489,836 and $397,194 as of September 30, 2023 and December 31, 2022, respectively	321,981	413,123
Intangible assets, net of accumulated amortization of $201,651 and $30,531 as of September 30, 2023 and December 31, 2022, respectively	940,887	1,112,007
Goodwill	---	319,958
Right of use lease assets	518,819	540,181
Deferred equity compensation and deposits	42,400	50,907
Contingent sale consideration receivable, long term portion	1,663,163	---

Total Assets	$5,689,323	$4,580,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,623,275	$1,602,558
Contract liabilities	197,769	574,847
Lease liability, current portion	230,910	344,464
Notes payable and other amounts due to related party, net of unamortized original issue discount of $76,104 and $104,490 as of September 30, 2023 and December 31, 2022, respectively	807,576	506,110
Notes payable, current portion, net of unamortized original issue discount of $72,200 and $37,748 as of September 30, 2023 and December 31, 2022, respectively	326,916	291,650
Liability-classified equity instruments, current portion	30,000	30,000
Indemnification liability	143,974	---
Contingent acquisition consideration, current portion	---	100,068
Current liabilities held for sale	---	25,000
Total Current Liabilities	3,360,420	3,474,697

Long-Term Liabilities
Government notes payable, long term portion	450,000	450,000
Liability-classified equity instruments, long term portion	22,500	45,000
Contingent acquisition consideration, long term portion	4,100	98,239
Lease liability, long term portion	291,410	198,330

Total Liabilities	4,128,430	4,266,266

Commitments and contingencies (Note 15)

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 265,559,110 and 255,940,389 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	26,556	25,594
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 3,829,082 and 2,585,542 as of September 30, 2023 and December 31, 2022, respectively	321,937	225,584
Additional paid-in capital	41,957,027	41,081,455
Accumulated deficit	(40,747,377)	(41,020,933)
Total Shareholders’ Equity	1,560,893	314,450

Total Liabilities and Shareholders’ Equity	$5,689,323	$4,580,716

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Patient service revenue, net	$1,271,466	$1,262,253	$4,602,081	$4,069,714
Subscription and event revenue	18,574	1,170	54,050	9,433
Product revenue	42,475	95,449	135,034	372,877
Total revenue	1,332,515	1,358,872	4,791,165	4,452,024

Operating Expenses and Costs
Practice salaries and benefits	772,416	810,058	2,635,065	2,344,529
Other practice operating expenses	529,067	695,300	1,799,530	1,897,070
Cost of product revenue	40,820	87,775	107,277	419,129
Selling, general and administrative expenses	767,705	1,088,133	2,705,142	3,678,784
Depreciation and amortization	87,392	209,504	263,762	622,306
Impairment loss	319,958	---	319,958	---
Total Operating Expenses and Costs	2,517,358	2,890,770	7,830,734	8,961,818

Loss from operations	(1,184,843)	(1,531,898)	(3,039,569)	(4,509,794)

Other Income (Expenses)
Loss on extinguishment of debt	---	---	(88,932)	---
Gain from expiration of liability classified equity instruments	92,641	---	92,641	---
Financing cost	---	(110,000)	---	(110,000)
Amortization of original issue discounts on notes payable	(132,155)	(21,020)	(324,204)	(21,020)
Gain from realization of contingent sale consideration receivable	1,075,857	---	1,090,857	---
Change in fair value of contingent acquisition consideration	4,819	133,483	9,183	665,573
Interest expense and other	(17,689)	(5,640)	(68,194)	(15,151)
Total other income (expenses)	1,023,473	(3,177)	711,351	519,402

Loss from continuing operations before provision for income taxes	(161,370)	(1,535,075)	(2,328,218)	(3,990,392)

Provision for income taxes	---	---	---	---

Loss from continuing operations	(161,370)	(1,535,075)	(2,328,218)	(3,990,392)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	(13,554)	(248,726)	(72,295)	(551,353)
Gain from disposal of discontinued operations	---	---	2,674,069	---
Gain (loss) on discontinued operations	(13,554)	(248,726)	2,601,774	(551,353)

Net income (loss)	(174,924)	(1,783,801)	273,556	(4,541,745)

Deemed dividend - amortization of beneficial conversion feature	---	(88,393)	---	(265,179)

Net income (loss) to common shareholders	$(174,924)	$(1,872,194)	$273,556	$(4,806,924)

Loss per share from continuing operations, basic and diluted:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Fully diluted	(0.00)	(0.01)	(0.01)	(0.02)

Gain (loss) on discontinued operations, basic and diluted:
Basic	$(0.00)	$(0.00)	$0.01	$(0.00)
Fully diluted	(0.00)	(0.00)	0.01	(0.00)

Net income (loss) per share to common shareholders, basic and diluted:
Basic	$(0.00)	$(0.01)	$0.00	$(0.02)
Fully diluted	(0.00)	(0.01)	0.00	(0.02)

Weighted average number of common shares:
Basic	265,519,460	243,355,562	260,853,370	240,006,507
Fully diluted	265,519,460	243,355,562	260,853,370	240,006,507

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	2,000,000		200		---	125,998		126,198
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	73,802	---	73,802
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	95,393	---	95,393
Consultant and director fees payable with common shares and warrants	---	---	---	---	54,972		---	54,972
Shares and options issued to employees	987,500	---	99	---	(34,200)	67,229	---	33,128
Net income	---	---	---	---	---	---	1,451,935	1,451,935

Balance at March 31, 2023	259,152,889	2,750,000	25,915	2,750	246,356	41,462,620	(39,568,998)	2,168,643

Other sales of common stock	5,416,667		542		---	154,072		154,614
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	120,386	---	120,386
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	50,025	---	50,025
Consultant and director fees payable with common shares and warrants	200,000	---	20	---	37,236	15,380	---	52,636
Shares and options issued to employees	60,000	---	6	---		24,607	---	24,613
Incremental fair value of repriced warrants	---	---	---	---	---	4,358		4,358
Net loss	---	---	---	---	---	---	(1,003,455)	(1,003,455)

Balance at June 30, 2023	264,829,556	2,750,000	26,483	2,750	283,592	41,831,448	(40,572,453)	1,571,820

Shares issued to vendors	729,554		73		---	48,807		48,880
Fair value of warrants allocated to proceeds of debt	---	---	---	---	---	59,352	---	59,352
Consultant and director fees payable with common shares and warrants		---		---	38,345		---	38,345
Shares and options issued to employees		---		---		17,420	---	17,420
Net loss	---	---	---	---	---	---	(174,924)	(174,924)

Balance at September 30, 2023	265,559,110	2,750,000	26,556	2,750	321,937	41,957,027	(40,747,377)	1,560,893

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Consultant and director fees payable with common shares and warrants	5,250	---	1	---	73,470	8,044	---	81,515
Shares and options issued to employees	133,000	---	13	---	(37,777)	64,547	---	26,783
Exercise of stock options	1,394	---	---	---	---	---	---	---
Net loss	---	---	---	---	---	---	(1,168,123)	(1,168,123)

Balance at March 31, 2022	238,033,117	2,750,000	23,803	2,750	318,040	39,172,788	(33,373,312)	6,144,069

Sales of common stock	66,667	---	7	---	---	8,270	---	8,277
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	1,723	---	1,723
Shares issued in acquisition of AEU	871,633	---	79	---	---	103,725	---	103,804
Consultant and director fees payable with common shares and warrants	79,011	---	16	---	58,252	47,164	---	105,432
Shares and options issued to employees	30,000	---	3	---	(31,250)	62,364	---	31,117
Net loss	---	---	---	---	---	---	(1,589,821)	(1,589,821)

Balance at June 30, 2022	239,080,428	2,750,000	23,908	2,750	345,042	39,396,034	(34,963,133)	4,804,601

Sales of common stock pursuant to Standby Equity Purchase Agreement	2,708,100	---	271	---		297,134	---	297,405
Stock based financing fees	895,255	---	90	---		99,910	---	100,000
Other sales of common stock	4,931,818		493			405,587		406,080
Fair value of warrants allocated to proceeds of common stock	---	---		---		118,920	---	118,920
Consultant and director fees payable with common shares and warrants	142,024	---	14	---	43,803	49,036	---	92,853
Shares and options issued to employees	100,000	---	10	---	(43,500)	43,526	---	36
Net loss	---	---	---	---	---	---	(1,783,801)	(1,783,801)

Balance at September 30, 2022	247,857,625	2,750,000	24,786	2,750	345,345	40,410,147	(36,746,934)	4,036,094

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023		2022
Cash Flows from Operating Activities
Net income (loss)		$273,556		$(4,541,745)
Loss from discontinued operations		72,295		551,353
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations		(2,674,069)		---
Depreciation and amortization		263,762		622,306
Impairment loss		319,958		---
Stock based compensation, including amortization of deferred equity compensation		225,472		326,485
Gain from expiration of liability classified equity instruments		(92,641)		---
Amortization of debt discount		324,204		21,020
Stock-based financing cost		---		100,000
Loss on extinguishment of debt		88,932		---
Gain from realization of contingent sale consideration receivable		(1,090,857)		---
Change in fair value of contingent acquisition consideration		(9,183)		(665,573)
Changes in operating assets and liabilities:
Accounts receivable		8,252		44,938
Inventory		50,580		(40,345)
Contract assets		255,153		---
Prepaid expenses and deposits		557		35,697
Right of use lease assets		551,736		255,632
Accounts payable and accrued expenses		(507,408)		313,595
Lease liability		(550,848)		(254,756)
Contract liabilities		(377,079)		(7,585)
Net cash used in continuing operating activities		(2,867,628)		(3,238,978)
Net cash used in discontinued operating activities		(84,946)		(523,666)
Net cash used in operating activities		(2,952,574)		(3,762,644)

Cash Flows from Investing Activities
Acquisition, net of cash acquired		---		(313,802)
Payment of contingent acquisition consideration		---		(207,384)
Proceeds from sale of discontinued operations		2,321,381		---
Acquisition of property and equipment		(1,500)		(23,564)
Net cash provided by (used in) continuing investing activities		2,319,881		(544,750)
Net cash used in discontinued investing activities		---		---
Net cash provided by (used in) investing activities		2,319,881		(544,750)

Cash Flows from Financing Activities
Proceeds from sale of common stock		475,000		706,787
Proceeds from notes payable		1,733,750		522,500
Repayment of notes payable		(1,586,620)		(55,379)
Net cash provided by continuing financing activities		622,130		1,173,908
Net cash provided by discontinued financing activities		---		---
Net cash provided by financing activities		622,130		1,173,908

Net increase (decrease) in cash		(10,563)		(3,133,486)
Cash, beginning of period		61,891		3,291,646

Cash, end of period		$51,328		$158,160
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$21,041		$2,514
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period		$34,105		$112,528
Net carrying value of equity liabilities (assets) written off		$12,147		$21,359
Recognition of operating lease: right of use asset and lease liability		$296,004		$284,905
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance		$18,765		$125,618
Fair value of warrants allocated to proceeds of related party debt		$95,393	$	---
Fair value of warrants allocated to proceeds of third party debt		$59,351	$	---
Fair value of warrants issued to extend related party debt		$50,025	$	---
Warrant liability incurred in connection with collection of contingent sale consideration receivable		$10,820	$	---
Fair value of shares issued to pay vendor accounts payable balance		$48,881	$	---
Debt discount and original issue discount allocated to proceeds of notes payable	$	---		38,500
Fair value of shares issued as purchase price consideration	$	---		$103,804
Fair value of liability-classified equity instruments cancelled (net of earned)		$12,147	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

During October 2022, the Company’s Board of Directors (the “Board”) approved a plan to sell the Company’s ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which operates an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”). On January 17, 2023, the Company entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs, (“Buyer”) agreed to buy, and the Company agreed to sell, AHP. See Note 4, “Discontinued Operations,” for additional information.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three and nine months ended September 30, 2023, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the nine months ended September 30, 2023 or 2022 to the judgments applied in determining the amount and timing of patient service revenue.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 58% of total billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2023 and December 31, 2022, the Company’s gross patient services accounts receivable were $71,227 and $98,180, respectively, and net patient services accounts receivable were $41,525 and $49,777, respectively, based upon net reporting of accounts receivable. The Company also had consulting accounts receivable of $-0- and $22,506 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. See Note 7, “Intangible Assets and Goodwill,” for further discussion of impairment charges in the nine months ended September 30, 2023.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No income tax has been provided for the three or nine months ended September 30, 2023 because the Company has sufficient operating loss carryforwards to offset any net income, including income from capital gains related to the disposal of discontinued operations, that it may realize in the full year 2023. Moreover, the Company expects to generate a loss for the full year 2023 inclusive of the gain from disposal of discontinued operations recognized in the three and nine months ended September 30, 2023. No income tax was provided for the three or nine months ended September 30, 2022 since the Company sustained losses in those periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2023 and 2022, the Company reported a loss from continuing operations. As a result, diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share, even though the Company had net income in the nine months ended September 30, 2023 after adjusting for discontinued operations. The Company excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2023 and December 31, 2022, potentially dilutive securities were comprised of (i) 71,396,486 and 68,109,094 warrants outstanding, respectively, (ii) 4,693,732 and 5,222,982 stock options outstanding, respectively, (iii) 1,992,652 and 1,651,435 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) 3,829,082 and 2,585,542 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the three and nine months ended September 30, 2023 and 2022.

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

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (November 14, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 14, 2024.

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

The Company has experienced net losses and cash outflows from operating activities since inception. As of September 30, 2023, the Company had cash balances of $51,328, a working capital deficit of $1,158,347 and an accumulated deficit of $40,747,377. For the nine months ended September 30, 2023, the Company generated net income of $273,556, which included a gain from the sale of AHP of $2,674,069 and a gain from the realization of contingent sale consideration receivable related to the sale of AHP of $1,090,857. Loss from continuing operations for nine months ended September 30, 2023 was $2,328,218 and the Company used cash from operating activities of $2,952,574. Notwithstanding the gain from the sale of AHP, the Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the nine months ended September 30, 2023, the Company sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in March 2023.

During the nine months ended September 30, 2023, the Company issued ten notes payable to its Chairman and CEO, Dr. Michael Dent, one note payable to its Chief Financial Officer, George O’Leary, and four notes payable to third parties for aggregate net proceeds of $1,733,750. The Company also made repayments on notes payable totaling $1,586,620.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement, the $31,381 Stub Period Reimbursement (defined below) in March 2023, and $1,750,000 ($1,540,000 net after commissions) during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement. During September 2023, AHP also received from the CMS a final determination of AHP’s Plan Year 2022 MSSP shared savings, of which the Company realized net proceeds of $1,186,231 after payments to participating physicians and commissions. Payment was received in October 2023. The Company may also receive future proceeds under the AHP Merger Agreement comprised of (i) up to $500,000 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings to reimburse amounts advanced to participating physicians at signing, and (ii) proceeds from sale of shares of the Buyer’s common stock if the Buyer completes an initial public offering by February 1, 2025.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 14, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board of Directors (the “Board”) approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (3) in the event that Buyer completes a planned initial public offering (“IPO”) by February 1, 2025, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, which, if earned, would be determined and paid by the CMS by October 2023 (the “2022 MSSP Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will be reimbursed to HealthLynked by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by February 1, 2025, the Company receives no IPO Share Consideration, and the Transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration. Any participating physician advances will be repaid to the Company out of AHP’s 2023 performance year MSSP Shared Savings, which would be received in 2024.

Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from the Company to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on February 1, 2025. Until that time, the Company has the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

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

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the ACO/MSO Division classified as held for sale:

	September 30,		December 31,
	2023		2022
Assets Held for Sale
Intangible assets, net	$	---	$1,073,000
Goodwill		---	381,856
Total assets held for sale		---	1,454,856

Liabilities Held for Sale
Contract liabilities, current	$	---	$25,000
Total liabilities held for sale	$	---	$25,000

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023	2022
Revenue:
Consulting revenue	$	---	$88,807	$23,646	$251,058
Total revenue		---	88,807	23,646	251,058

Operating Expenses and Costs:
Medicare shared savings expenses		13,554	337,533	95,941	802,411

Loss from operations of discontinued operations before income taxes		(13,554)	(248,726)	(72,295)	(551,353)
Provision for income taxes		---	---	---	---

Loss from discontinued operations, net of income taxes		$(13,554)	$(248,726)	$(72,295)	$(551,353)

Net cash used in operations of the ACO/MSO Division was $84,946 and $523,666 in the nine months ended September 30, 2023 and 2022, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the nine months ended September 30, 2023 or 2022.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

The fair value of contingent consideration receivable was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. As such, the fair values of contingent consideration receivable rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the fair valuation. Significant assumptions related to the valuation of contingent consideration receivable include the likelihood of a Buyer IPO, the valuation of the Buyer’s common stock in a potential IPO, the likelihood that AHP would meet its performance benchmarks to the extent that it will receive shared savings for plan year 2022, the likelihood that AHP under the management of the Buyer would receive sufficient shared savings in plan years 2023 and/or 2024 to pay the Physician Advance Consideration, and the likelihood that the Company would be able to transfer or add new participating physicians to AHP before July 31, 2023 in order to collect the Incremental Cash Consideration.

The book value of the assets and liabilities derecognized on January 17, 2023 in connection with the sale were as follows:

Prepaid expenses	$1,500
Intangible asset - ACO physician contract	1,073,000
Goodwill	381,856
Contract liability	(20,278)
Contingent acquisition consideration	(185,024)
Net Book Value of Assets and Liabilities Sold	$1,251,054

Prepaid expenses are prepaid services from which the Buyer will benefit following the AHP Sale. Intangible assets and goodwill represent the carrying value of assets recorded at the time the Company acquired CHM and AHP in 2020 (the “Original Acquisition”). Contract liability represents remaining unearned revenue for which the Buyer is required to provide the performance obligations after January 17, 2023. In connection with the AHP Sale, the remaining value of contingent acquisition consideration (“CAC”) related to the Original Acquisition was written off.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Subsequent Receipts of Contingent Sale Consideration Receivable

The Company received $750,000 upon signing of the AHP Merger Agreement, the $31,381 Stub Period Reimbursement in March 2023, and $1,750,000 ($1,540,000 net after commissions) Incremental Cash Consideration during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement. During September 2023, AHP received from the CMS a final determination of AHP’s Plan Year 2022 MSSP shared savings, of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions. Payment was received in October 2023.

Upon resolution of the amount of Incremental Cash Consideration and 2022 MSSP Consideration to be received by the Company, the Company recorded a gain on realization of the contingent sale consideration receivable for the excess of cash consideration received (or known to be receivable) over the carrying value of the contingent assets resolved. This gain is reflected in the “Other Income (Expense)” section of the accompanying Statements of Operations. Gains recognized during the nine months ended September 30, 2023 were as follows:

	Estimated	Resolved Net	Gain (loss) on
	Fair Value on	Settlement	Realization of
	Sale Date	Amount	Contingency
Upfront Cash Consideration	$750,000	$750,000	$ ---
Stub Period Reimbursement	31,381	31,381	---
Incremental Cash Consideration	1,311,567	1,540,000	228,433
2022 MSSP Consideration	312,987	1,175,411	862,424
Total resolved contingent sale consideration receivable	$2,405,935	$3,496,792	$1,090,857

The Company reduced the amount of “Contingent sale consideration receivable” and recorded “Earned sale consideration receivable” related to the 2022 MSSP Consideration in September 2023 when notification was received from the CMS regarding the final determined amount. At that time, the consideration became realizable (i.e., convertible to a known amount of cash). As of September 30, 2023, the amount of Earned sale consideration receivable reflected on the consolidated balance sheet was $1,873,993, which was received in the first week of October 2023.

The carrying value of the remaining unresolved components of contingent consideration receivable as of September 30, 2023 was as follows:

IPO Share Consideration	$1,463,518
Physician Advance Consideration	199,645
Remaining contingent sale consideration receivable	$1,663,163

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

Insurance prepayments	$7,832	$17,733
Other expense prepayments	14,375	6,989
Rent deposits	46,084	44,125
Deferred equity compensation	52,500	75,000
Total prepaid expenses and other	120,791	143,847
Less: long term portion	(42,400)	(50,907)
Prepaid expenses and other, current portion	$78,391	$92,940

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER (CONTINUED)

Deferred equity compensation reflects common stock grants made in 2021 and 2022 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $90,000. Amortization was $-0- and $1,359 in the three months ended September 30, 2023 and 2022, respectively, and $10,353 and $19,484 in the nine months ended September 30, 2023 and 2022, respectively. Unearned amounts written off were $7,500 and $7,500 in the three months ended September 30, 2023 and 2022, respectively, and $12,147 and $7,500 in the nine months ended September 30, 2023 and 2022, respectively. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments.”

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

Medical equipment	$493,854	$493,854
Furniture, office equipment and leasehold improvements	317,963	316,463

Total property, plant and equipment	811,817	810,317
Less: accumulated depreciation	(489,836)	(397,194)

Property, plant and equipment, net	$321,981	$413,123

Depreciation expense during the three months ended September 30, 2023 and 2022 was $30,352 and $30,537, respectively, and $92,642 and $85,473 in the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000

Total intangible assets	1,142,538	1,142,538
Less: accumulated amortization	(201,651)	(30,531)

Intangible assets, net	$940,887	$1,112,007

Intangible assets arose from the acquisition of NCFM in April 2019. Prior to December 31, 2022, the NCFM medical database was assumed to have an indefinite life and was not amortized. As of December 31, 2022, the Company determined that developing healthcare technologies has the potential to render certain of the protocols in the NCFM medical database obsolete. Accordingly, the Company determined that the NCFM medical database should be prospectively amortized over an estimated five-year useful life. Amortization expense related to intangible assets was $57,040 and $178,967 in the three months ended September 30, 2023 and 2022, respectively, and $171,120 and $536,833 in the nine months ended September 30, 2023 and 2022, respectively. Amortization expense in 2022 relates to intangible assets associated with the acquisition of MOD that were fully impaired in 2022 and had no further carrying value or related amortization expense after December 31, 2022.

Impairment of AEU Goodwill

In connection with the acquisition of AEU in May 2022, the Company recorded goodwill of $319,958, representing the excess fair value of consideration transferred over the fair value of the net identifiable assets acquired.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

During the third quarter of 2023, the Company determined that triggering events had occurred that required an impairment assessment of the AEU goodwill. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. The Company determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the three and nine months ended September 30, 2023.

NOTE 8 – LEASES

The Company has separate operating leases for office space related to its NWC, NCFM, BTG and AEU practices, two separate leases relating to its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2024, March 2026, November 2023, November 2023 and January 2027, respectively. As of September 30, 2023, the Company’s weighted-average remaining lease term relating to its operating leases was 2.3 years, with a weighted-average discount rate of 15.09%. Effective April 1, 2023, the Company entered into an extension of its existing lease for its BTG office through March 31, 2023. Effective August 1, 2023, the Company entered into an extension of its existing lease for its NWC office through July 31, 2026.

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Lease assets	$518,819	$540,181

Lease liabilities
Lease liabilities (short term)	$230,910	$344,464
Lease liabilities (long term)	291,410	198,330
Total lease liabilities	$522,320	$542,794

Lease expense was $123,572 and $123,069 in the three months ended September 30, 2023 and 2022, respectively, and $345,759 and $318,814 in the nine months ended September 30, 2023 and 2022, respectively.

Maturities of operating lease liabilities were as follows as of September 30, 2023:

2023 (October to December)	$109,833
2024	264,333
2025	203,749
2026	93,410
2027	990
Total lease payments	672,315
Less interest	(149,995)
Present value of lease liabilities	$522,320

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

Trade accounts payable	$632,635	$863,662
Accrued payroll liabilities	73,871	190,633
Accrued operating expenses	131,705	389,655
Accrued interest	54,541	63,615
Accrued commissions payable from sale of AHP (a)	728,581	---
Accrued warrant liability (b)	---	92,641
Product return allowance	1,942	2,352
	$1,623,275	$1,602,558

(a)	During September 2023, AHP received from the CMS a final determination of AHP’s Plan Year 2022 MSSP shared savings, of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in satisfaction of the 2022 MSSP Consideration. Gross payment was received by the Company in October 2023. As of September 30, 2023, the Company accrued commissions and other fees payable resulting from the receipt and prior consideration received in the amount of $728,581. See Note 4 for complete description of the AHP sale and related consideration.

(b)	During the nine months ended September 30, 2023, the Company wrote off a liability related to a dispute over unexercised warrants. The warrants in question expired unexercised during July 2023.

NOTE 10 – CONTRACT ASSETS AND LIABILITIES

Contract assets were $14,583 and $269,736 as of September 30, 2023 and December 31, 2022, respectively. Contract assets relate to amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained, such as commissions, associated with NCFM Concierge and Membership Contracts.

Amounts related to contract liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

Patient services paid but not provided - NCFM	$29,167	$491,020
Patient services paid but not provided - BTG	74,191	78,120
Patient services paid but not provided - NWC	91,583	---
Unshipped products - MOD	2,828	5,707
	$197,769	$574,847

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

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2023 and December 31, 2022 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s CEO:

	September 30,	December 31,
	2023	2022

Note Payable to Dr. Michael Dent, November 2022	$26,250	$172,500
Note Payable to Dr. Michael Dent, December 2022	30,250	137,500
Note Payable to Dr. Michael Dent, March 2023	63,005	---
Note Payable to Dr. Michael Dent, June 2023	26,875	---
Note Payable to Dr. Michael Dent, August 2023	343,200	---
Note Payable to Dr. Michael Dent, September 2023	93,500	---
Face value of notes payable to related party	583,080	310,000
Less: unamortized discount	(76,104)	(104,490)
Notes payable to related party, total	506,976	205,510
Plus deferred compensation payable to Dr. Michael Dent	300,600	300,600
Total due to related party	$807,576	$506,110

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company is required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 is repaid, which is scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount is being amortized over the life of the November MCA. The Company made payments totaling $45,000 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $146,250 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. Amortization of debt discount was $11,219 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $33,658 and $-0- in the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, remaining payments were $26,250 and $172,500, respectively, and the net carrying value was $21,072 and $133,664, respectively.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company is required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 is repaid, which is scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount is being amortized over the life of the December MCA. The Company made payments totaling $33,000 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $107,250 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. Amortization of debt discount was $17,070 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $51,211 and $-0- in the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, remaining payments were $30,250 and $137,500, respectively, and the net carrying value was $15,806 and $71,845, respectively.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum, was scheduled to mature six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $269 and $53, respectively, in the nine months ended September 30, 2023, and $-0- and $-0-, respectively, in the three months ended September 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $-0- and $3,582 in the three and nine months ended September 30, 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum, was scheduled to mature six months from issuance and may be prepaid by the Company at any time before maturity without penalty. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the nine months ended September 30, 2023, and $-0- and $-0-, respectively, in the three months ended September 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $-0- and $41,181 in the three and nine months ended September 30, 2023, respectively.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum, matured six months from issuance and could be prepaid by the Company at any time before maturity without penalty. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount was amortized over the life of the February 2023 Dent Note. The February 2023 Dent Note was repaid in full during August 2023. Amortization of debt discount prior to repayment was $12,747 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $50,989 and $-0- in the nine months ended September 30, 2023 and 2022. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment.

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. The March 2023 Dent Note does not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of September 30, 2023, the March 2023 Dent Note is not in default and is in compliance with the stated loan covenants. The Company made payments totaling $37,803 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $63,006 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. Amortization of debt discount was $7,432 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $16,075 and $-0- in the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, remaining payments were $63,006 and $-0-, respectively, and the net carrying value was $53,070 and $-0-, respectively.

On April 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bore a fixed interest charge of $15,000 (15% per annum) and had an original maturity date of May 12, 2023. At inception, the Company recorded a discount against the note of $15,000, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $-0- and $15,000 in the three and nine months ended September 30, 2023, respectively. On May 12, 2023, the Company issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date of the April 2023 Dent Note until September 30, 2023. The April 2023 Dent Note was repaid in full on June 29, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $-0- and $31,621 in the three and nine months ended September 30, 2023, respectively.

On April 27, 2023, the Company issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bore a fixed interest charge of $5,250 (15% per annum) and was scheduled to mature May 25, 2023. At inception, the Company recorded a discount against the note of $5,250, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $5,250 in the three and nine months ended September 30, 2023. On June 2, 2023, the Company issued 261,194 five-year warrants with an exercise price of $0.067 to Mr. O’Leary in exchange for extending the maturity date of the April 2023 O’Leary Note until July 13, 2023. The April 2023 O’Leary Note was repaid in full on June 15, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $-0- and $12,549 in the three and nine months ended September 30, 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 8, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note”). Net proceeds were $30,000. The June 2023 Dent Note bore a fixed interest charge of $4,500 (15% per annum) and had a maturity date of June 30, 2023. At inception, the Company recorded a discount against the note of $4,500, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $-0- and $-0- in the three months ended September 30, 2023, respectively, and $4,500 and $-0- in the nine months ended September 30, 2023, respectively. The June 2023 Dent Note was repaid in full on June 29, 2023. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bears a fixed interest charge of $1,875 (15% per annum) and matures on December 26, 2023. At inception, the Company recorded a discount against the note of $1,875. Amortization of the debt discount was $943 and $-0- in the three months ended September 30, 2023, respectively, and $984 and $-0- in the nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, the remaining payments were $26,875 and $-0-, respectively, and the net carrying value was $25,984 and $-0-, respectively.

On August 17, 2023, the Company issued to a trust controlled by Dr. Dent a promissory note (the “August 2023 Dent Note”) with an initial stated principal amount equal to $330,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The August 2023 Dent Note includes a 5% original issue discount, accrues interest at a rate of 0%, and is scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. The Company received net proceeds of $308,500 after discounts and fees. In connection with the note, the Company issued 500,000 five-year warrants to the holder with an exercise price of $0.15. The fair value of the warrants was $25,311. At inception, the Company recognized a note payable in the amount of $343,200 and a discount against the note payable of $56,739 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $23,776 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $23,776 and $-0- in the nine months ended September 30, 2023 and 2022. No repayments were made during the three or nine months ended September 30, 2023 and 2022, as payments were scheduled to begin on October 15, 2023. As of September 30, 2023 and December 31, 2022, remaining payments were $343,200 and $-0-, respectively, and the net carrying value was $310,237 and $-0-, respectively. The August 2023 Dent Note was subsequently repaid in full in October 2023.

On August 30, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $10,000 (the “August 2023 Dent Note II”). The August 2023 Dent Note II had no original issue discount and did not bear interest. Net proceeds to the Company were $10,000. The August 2023 Dent Note II was scheduled to mature on September 5, 2023. The Company repaid the August 2023 Dent Note II in full on August 31, 2023.

On September 13, 2023, the Company issued to Dr. Michael Dent a promissory note with a face value of $93,500 (the “September 2023 Dent Note”). Net proceeds were $85,000. The September 2023 Dent Note bore a fixed interest charge of $8,500 (10% per annum) and had a maturity date of October 12, 2023. In connection with the note, the Company issued 850,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $31,714. At inception, the Company recognized a note payable in the amount of $93,500 and a discount against the note payable of $30,672 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $17,980 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $17,980 and $-0- in the nine months ended September 30, 2023 and 2022. No repayments were made during the three or nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, remaining payments were $93,500 and $-0-, respectively, and the net carrying value was $80,808 and $-0-, respectively. The September 2023 Dent Note was subsequently repaid in full in October 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 12 – NOTES PAYABLE

Notes payable as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

SBA Disaster Relief Loans	$450,000	$450,000
Yorkville Note Payable I, July 2022	---	168,300
1800 Diagonal Note Payable I, July 2022	---	129,705
1800 Diagonal Note Payable II, March 2023	65,385	---
1800 Diagonal Note Payable III, August 2023	162,131	---
Yorkville Note Payable III, September 2022	171,600	---
AEU Note Payable	---	31,393
Face value of notes payable	849,116	779,398
Less: unamortized discount	(72,200)	(37,748)
Notes payable, total	776,916	741,650
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$326,916	$291,650

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 30 months from the inception date. Installment payments, which are first applied to accrued but unpaid interest and then to principal, began in first quarter 2023. Interest accrued on SBA loans as of September 30, 2023 and December 31, 2022 was $32,101 and $41,625, respectively. Interest expense recognized on the loans was $12,209 and $4,252 in the three months ended September 30, 2023 and 2022, respectively, and $5,426 and $12,636 in the nine months ended September 30, 2023 and 2022, respectively. Payments against interest were $6,579 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $21,530 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

On July 19, 2022, the Company issued to Yorkville a promissory note (the “July 2022 Note”) with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The July 2022 Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment includes a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $4,748 in each of the three and nine months ended September 30, 2023 and $-0- in each of the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, the Company made payments of $-0- and $168,300, respectively, against the Amended Note, including $-0- and $18,765, respectively, applied from proceeds of sales of common stock under the SEPA, retiring the Amended Note in full.

On October 21, 2022, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note did not bear interest in excess of the original issue discount and was scheduled to mature on October 31, 2023. The Company was required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending on August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $7,402 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $29,012 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $48,639 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $129,705 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The October 2022 Note was retired in full with the final payment in August 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts. At inception of the note, the Company recognized a discount of $5,209. Amortization expense related to the note discount was $-0- and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $3,988 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $-0- and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $31,393 and $-0- in the nine months ended September 30, 2023 and 2022, respectively, retiring the note in full during May 2023.

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note does not bear interest in excess of the original issue discount and matures on March 10, 2024. The Company is required to make 10 monthly payments of $13,077 starting April 30, 2023 and ending on January 31, 2024. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $8,792 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $19,017 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $39,231 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $65,386 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The March 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of September 30, 2023, the March 2023 Note is not in default and the Company is in compliance with the stated loan requirements. As of September 30, 2023 and December 31, 2022, remaining payments were $65,385 and $-0-, respectively, and the net carrying value was $53,631 and $-0-, respectively.

On May 10, 2023, the Company issued to Yorkville a note payable (the “May 2023 Note”) with an initial principal amount equal to $330,000 at a purchase price equal to the principal amount of the May 2023 Note less any original issue discounts and fees. The Company received net proceeds of $308,500. The May 2023 Note was scheduled to mature on July 31, 2023. The May 2023 Note accrued interest at a rate of 0% but was issued with 5% original issue discount. The May 2023 Note was scheduled to be repaid in four equal semi-monthly installments beginning on June 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. At inception, the Company recorded a discount against the note of $34,700, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $13,118 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $34,700 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $257,400 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $343,200 and $-0- in the nine months ended September 30, 2023 and 2022, respectively, retiring the May 2023 Note in full during July 2023.

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note does not bear interest in excess of the original issue discount and matures on June 30, 2024. The Company is required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $5,923 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $5,923 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. The Company made no payments against the outstanding balance in the three and nine months ended September 30, 2023 and 2022, respectively. The August 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of September 30, 2023, the August 2023 Note is not in default and the Company is in compliance with the stated loan requirements. As of September 30, 2023 and December 31, 2022, remaining payments were $162,131 and $-0-, respectively, and the net carrying value was $130,923 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On September 18, 2023, the Company issued to Yorkville a note payable (the “September 2023 Note”) with an initial principal amount equal to $165,000 at a purchase price equal to the principal amount of the September 2023 Note less any original issue discounts and fees. The Company received net proceeds of $151,750. The September 2023 Note is scheduled to mature on November 30, 2023. The September 2023 Note accrues interest at a rate of 0% but was issued with 5% original issue discount and is scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $171,600 in cash repayments. In connection with the note, the Company issued 500,000 three-year warrants to the holder with an exercise price of $0.10. The fair value of the warrants was $17,312. At inception, the Company recognized a note payable in the amount of $171,600 and a discount against the note payable of $34,990 for the allocated fair value of the original issue discount and warrants. Amortization expense related to the note discount was $5,752 and $-0- in the three months ended September 30, 2023 and 2022, respectively, and $5,752 and $-0- in the nine months ended September 30, 2023 and 2022, respectively. No payments were made against the September 2023 Note during the three or nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, remaining payments were $171,600 and $-0-, respectively, and the net carrying value was $142,362 and $-0-, respectively. The September 2023 Note was subsequently repaid in full in October 2023.

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

During the nine months ended September 30, 2023, the Company sold 225,000 shares of its common stock, receiving $18,765 in proceeds, all of which was applied to the balance of the July 2022 Note that was retired in first quarter 2023.

During the nine months ended September 30, 2022, the Company made 11 advances under the SEPA, receiving $297,405 in proceeds for the issuance of 2,708,100 shares of common stock, of which $125,618 was applied to the balance of the July 2022 Note that was retired in first quarter 2023.

Private Placement

During the nine months ended September 30, 2023, the Company sold 7,416,667 shares of common stock to two investors in separate private placement transactions. The Company received $475,000 in proceeds from the sales. In connection with the sales, the Company also issued 3,062,500 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.20 per share and a 6-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05.

During the nine months ended September 30, 2022, the Company sold 4,998,485 shares of common stock to six separate investors in private placement transactions. The Company received $535,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 3,249,244 five-year warrants to purchase shares of common stock at exercise prices between $0.12 and $0.25 per share.

Shares issued to Consultants

During the nine months ended September 30, 2023 and 2022, the Company issued 200,000 and 305,524 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $15,400 and $37,696 in the nine months ended September 30, 2023 and 2022, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Issuable

As of September 30, 2023 and December 31, 2022, the Company was obligated to issue the following shares:

	September 30, 2023		December 31, 2022
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$246,937	2,059,559	$210,584	2,183,398
Shares issuable to independent directors	75,000	1,769,523	15,000	402,144
	$321,937	3,829,082	$225,584	2,585,542

Warrants

Transactions involving our warrants during the nine months ended September 30, 2023 and 2022 are summarized as follows:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	68,109,094	$0.22	59,796,992	$0.25
Granted during the period	12,469,698	$0.10	3,249,244	$0.17
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(9,182,306)	$(0.14)	(786,667)	$(0.44)
Outstanding at end of the period	71,396,486	$0.21	62,259,569	$0.24

Exercisable at end of the period	71,396,486	$0.21	62,259,569	$0.24

Weighted average remaining life	2.2 years		2.6 years

The following table summarizes information about the Company’s warrants outstanding as of September 30, 2023:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	20,558,289	1.8	$0.07	20,558,289	$0.07
$0.10 to 0.24	20,257,013	2.8	$0.16	20,257,013	$0.16
$0.25 to 0.49	27,621,260	2.0	$0.31	27,621,260	$0.31
$0.50 to 1.05	2,959,924	2.8	$0.68	2,959,924	$0.68
$0.05 to 1.00	71,396,486	2.2	$0.21	71,396,486	$0.21

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2023 and 2022, the Company issued 12,469,698 and 3,249,244 warrants, respectively, the aggregate grant date fair value of which was $584,572 and $151,909, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.45% to 5.40%	2.82% to 4.21%
Expected life range (in years)	0.28 years to 5.00 years	5.00 years
Volatility range	126.30% to 163.44%	74.50% to 96.73%
Dividend yield	0.00%	0.00%

There were no warrants exercised during the nine months ended September 30, 2023 or 2022.

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

Amounts recognized in the financial statements with respect to the EIPs in the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Total cost of share-based payment plans during the period		$55,765		$91,013		$215,118		$335,860
Amounts capitalized in deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts written off from deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts charged against income for amounts previously capitalized	$	---		$(26,250)		$10,354		$(9,375)
Amounts charged against income, before income tax benefit		$55,765		$64,763		$225,472		$326,485
Amount of related income tax benefit recognized in income	$	---	$	---	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of the Company and individual performance goals. The following table summarizes stock option activity as of and for the nine months ended September 30, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	5,222,982	$0.20	3,456,250	$0.23
Granted during the period	93,750	$0.08	975,000	$0.16
Exercised during the period	---	$ ---	(12,500)	$(0.26)
Forfeited during the period	(623,000)	$(0.18)	(419,500)	$(0.31)
Outstanding at end of period	4,693,732	$0.16	3,999,250	$0.20

Options exercisable at period-end	3,054,315	$0.20	2,655,500	$0.20

As of September 30, 2023, there was $76,688 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2023 and 2022 was $0.05 and $0.12, respectively. The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $35,954 and $42,966, respectively. The aggregate intrinsic value of share options exercised during the nine months ended September 30, 2023 and 2022 was $-0- and $388, respectively. No options were exercised during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. Stock based compensation expense related to stock options was $50,996 and $93,648 in the nine months ended September 30, 2023 and 2022, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the nine months ended September 30, 2023 and 2022 was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.48%	2.81% to 2.90%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	145.03%	74.38% to 74.50%
Dividend yield	0.00%	0.00%

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the nine months ended September 30, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	2,260,417	$0.08	858,750	$0.23
Granted	93,750	$0.05	975,000	$0.09
Vested	(298,250)	$(0.12)	(195,750)	$(0.22)
Forfeited	(416,500)	$(0.11)	(294,250)	$(0.26)
Nonvested options at end of period	1,639,417	$0.06	1,343,750	$0.12

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the nine months ended September 30, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,651,435	$0.05	302,050	$0.27
Granted	1,793,596	$0.05	377,454	$0.17
Vested	(1,437,379)	$(0.05)	(354,782)	$(0.23)
Forfeited	(15,000)	$(0.26)	(104,954)	$(0.19)
Nonvested grants at end of period	1,992,652	$0.05	219,768	$0.20

As of September 30, 2023, there was $22,458 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant-date per share fair value of share grants made during the nine months ended September 30, 2023 and 2022 was $0.05 and $0.12, respectively. The aggregate fair value of share grants that vested during the nine months ended September 30, 2023 and 2022 was $72,756 and $44,820, respectively. Stock based compensation expense related to stock grants was $73,812 and $107,781 in the nine months ended September 30, 2023 and 2022, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets was $-0- and $1,359 in the three months ended September 30, 2023 and 2022, respectively, and $10,353 and $14,484 in the nine months ended September 30, 2023 and 2022, respectively. The liability will be converted to equity if and when shares are earned and issued pursuant to prescribed vesting events.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

Contingent acquisition consideration as of September 30, 2023 and December 31, 2022 was comprised of the following:

	September 30,		December 31,
	2023		2022

Fair value of CHM contingent acquisition consideration	$	---	$185,024
Fair value of MOD contingent acquisition consideration		4,100	13,283
Total contingent acquisition consideration		4,100	198,307
Less: long term portion		(4,100)	(98,239)
Contingent acquisition consideration, current portion	$	---	$100,068

During the three and nine months ended September 30, 2023 and 2022, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Three months Ended September 30,				Nine months Ended September 30,
	2023		2022		2023		2022

HCFM contingent acquisition consideration	$	---	$	---	$	---	$(35,259)
CHM contingent acquisition consideration		---		62,516		---	58,292
MOD contingent acquisition consideration		4,819		70,967		9,183	642,540

		$4,819		$133,483		$9,183	$665,573

Maturities of contingent acquisition consideration were as follows as of September 30, 2023:

2023 (October to December)	$	---
2024		4,100
		$4,100

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingent Consideration Receivable

As described in Note 4, “Discontinued Operations,” certain of the consideration receivable by the Company in the AHP Sale is contingent upon the occurrence of future events, including the Buyer’s planned IPO and the future performance of AHP under the control and management of the Buyer. The fair value of contingent consideration receivable was recorded as an asset at the sale date of January 17, 2023. The fair value of contingent consideration receivable was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. Subsequent to the sale date of January 17, 2023, the Company has elected to treat contingent consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company will not prospectively remeasure the fair value of contingent consideration receivable each reporting period. During the nine months ended September 30, 2023, certain components of the contingent sale consideration receivable were collected, including the Incremental Cash Consideration and the 2022 MSSP Consideration. See Note 4 for discussion of the gain associated with realization of such contingencies.

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

Supplier Concentration

The Company relies on a single supplier for the fulfillment of approximately 93% of its product sales made through MOD.

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Leases

Maturities of operating lease liabilities were as follows as of September 30, 2023:

2023 (October to December)	$109,833
2024	264,333
2025	203,749
2026	93,410
2027	990
Total lease payments	672,315
Less interest	(149,995)
Present value of lease liabilities	$522,320

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

NOTE 16 – SEGMENT REPORTING

As of September 30, 2023, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, FL that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2023 was as follows:

	Three Months Ended September 30, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,271,466	$	---	$	---	$1,271,466
Subscription, consulting and event revenue		---		18,574		---	18,574
Product revenue		---		---		42,475	42,475
Total revenue		1,271,466		18,574		42,475	1,332,515

Operating Expenses
Practice salaries and benefits		772,416		---		---	772,416
Other practice operating expenses		529,067		---		---	529,067
Cost of product revenue		---		---		40,820	40,820
Selling, general and administrative expenses		---		748,618		19,087	767,705
Depreciation and amortization		85,937		1,455		---	87,392
Impairment loss		319,958		---		---	319,958
Total Operating Expenses		1,707,378		750,073		59,907	2,517,358

(Loss) income from operations		$(435,912)		$(731,499)		$(17,432)	$(1,184,843)

Other Segment Information
Gain from expiration of liability classified equity instruments	$	---		$(92,641)	$	---	$(92,641)
Amortization of original issue discounts on notes payable		$132,155	$	---	$	---	$132,155
Gain from realization of contingent sale consideration receivable		$(1,075,857)	$	---	$	---	$(1,075,857)
Change in fair value of contingent acquisition consideration	$	---		$(4,819)	$	---	$(4,819)
Interest expense (income)		$9,177		$8,512	$	---	$17,689

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2023 was as follows:

	Nine Months Ended September 30, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,602,081	$	---	$	---	$4,602,081
Subscription and event revenue		---		54,050		---	54,050
Product and other revenue		---		---		135,034	135,034
Total revenue		4,602,081		54,050		135,034	4,791,165

Operating Expenses
Practice salaries and benefits		2,635,065		---		---	2,635,065
Other practice operating expenses		1,799,530		---		---	1,799,530
Cost of product revenue		---		---		107,277	107,277
Selling, general and administrative expenses		---		2,621,951		83,191	2,705,142
Depreciation and amortization		259,496		4,266		---	263,762
Impairment loss		319,958		---		---	319,958
Total Operating Expenses		5,014,049		2,626,217		190,468	7,830,734

Income (loss) from operations		$(411,968)		$(2,572,167)		$(55,434)	$(3,039,569)

Other Segment Information
Loss on extinguishment of debt	$	---		$88,932	$	---	$88,932
Gain from expiration of liability classified equity instruments	$	---		$(92,641)	$	---	$(92,641)
Amortization of original issue discounts on notes payable		$320,216		$3,988	$	---	$324,204
Gain from realization of contingent sale consideration receivable		$(1,090,857)	$	---	$	---	$(1,090,857)
Change in fair value of contingent acquisition consideration	$	---		$(9,183)	$	---	$(9,183)
Interest expense		$16,180		$52,014	$	---	$68,194

	September 30, 2023
Identifiable assets	$1,953,872		$3,726,102		$9,350	$5,689,324

	December 31, 2022
Identifiable assets	$2,402,188		$377,758		$25,956	$2,805,902
Goodwill	$319,958	$	---	$	---	$319,958
Assets held for sale						$1,454,856

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2022 was as follows:

	Three Months Ended September 30, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,262,253	$	---	$	---	$1,262,253
Subscription, consulting and event revenue		---		1,170		---	1,170
Product revenue		---		---		95,449	95,449
Total revenue		1,262,253		1,170		95,449	1,358,872

Operating Expenses
Practice salaries and benefits		810,058		---		---	810,058
Other practice operating expenses		695,300		---		---	695,300
Cost of product revenue		---		---		87,775	87,775
Selling, general and administrative expenses		---		1,055,178		32,955	1,088,133
Depreciation and amortization		31,198		1,406		176,900	209,504
Total Operating Expenses		1,536,556		1,056,584		297,630	2,890,770

Loss from operations		$(274,303)		$(1,055,414)		$(202,181)	$(1,531,898)

Other Segment Information
Interest expense (income)		$2,815		$2,825	$	---	$5,640
Financing cost		$110,000	$	---	$	---	$110,000
Amortization of original issue discounts on notes payable		$18,480		$2,540	$	---	$21,020
Change in fair value of contingent acquisition consideration	$	---		$(133,483)	$	---	(133,483)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2022 was as follows:

	Nine Months Ended September 30, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,069,714	$	---	$	---	$4,069,714
Subscription, consulting and event revenue		---		9,433		---	9,433
Product and other revenue		---		---		372,877	372,877
Total revenue		4,069,714		9,433		372,877	4,452,024

Operating Expenses
Practice salaries and benefits		2,344,529		---		---	2,344,529
Other practice operating expenses		1,897,070		---		---	1,897,070
Cost of product revenue		---		---		419,129	419,129
Selling, general and administrative expenses		---		3,529,289		149,495	3,678,784
Depreciation and amortization		87,134		4,472		530,700	622,306
Total Operating Expenses		4,328,733		3,533,761		1,099,324	8,961,818

Income (loss) from operations		$(259,019)		$(3,524,328)		$(726,447)	$(4,509,794)

Other Segment Information
Interest expense (income)		$8,420		$6,731	$	---	$15,151
Financing cost		$110,000	$	---	$	---	$110,000
Amortization of original issue discounts on notes payable		$18,480		$2,540	$	---	$21,020
Change in fair value of contingent acquisition consideration	$	---		$(665,573)	$	---	$(665,573)

	September 30, 2022
Identifiable assets	$2,182,272		$507,030	$2,188,509	$4,877,811
Goodwill	$319,958	$	---	$766,249	$1,086,207
Assets of discontinued business unit					$1,514,552

The Digital Healthcare made intercompany sales of $-0- and $180 in the three months ended September 30, 2023 and 2022, respectively, and $300 and $640 in the nine months ended September 30, 2023 and 2022, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $19,547 and $3,144 in the three months ended September 30, 2023 and 2022, respectively, and $6,194 and $25,214 in the nine months ended September 30, 2023 and 2022, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023						As of December 31, 2022
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3		Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$1,663,163	$1,663,163	$	---	$	---	$	---	$	---
Liabilities:
Contingent acquisition consideration payable		---		---	4,100	4,100		---		---		198,307		198,307
Liability-classified equity instruments		---		---	52,500	52,500		---		---		75,000		75,000
	$	---	$	---	$56,600	$56,600	$	---	$	---		$273,307		$273,307

Contingent acquisition consideration payable is a Level 3 financial instruments that is measured at fair value on a recurring basis. Gains from the change in fair value of contingent acquisition consideration payable were $4,819 and $133,483 during the three months ended September 30, 2023 and 2022, respectively, and $9,183 and $665,573 during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On October 6, 2023, the Company received gross proceeds of $1,873,993 and net proceeds of $1,186,231 after allocation for payments to participating physicians and commissions for payment of the 2022 MSSP Consideration from the sale of AHP. See Note 4 for complete description of the AHP sale and related consideration.

On October 11, 2023, the Company repaid in full and retired the September 2023 Note in the amount of $171,600.

On October 12, 2023, the Company repaid in full and retired the September 2023 Dent Note in the amount of $93,500.

On October 12, 2023, the Company repaid in full and retired the August 2023 Dent note in the amount of $343,200.

On November 3, 2023, the Company issued to Yorkville a promissory note (the “November 2023 Note”) with an initial stated principal amount equal to $350,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The November 2023 Note included an 8% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on September 30, 2024. The Company received net proceeds of $317,000. Each payment includes a 2% payment premium, totaling $378,000 in total cash repayments.

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

Recent Development – ACO/MSO Division

On January 17, 2023, we entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs, (“Buyer”) agreed to buy, and we agreed to sell, our wholly owned subsidiary ACO Health Partners LLC (“AHP”)(the transaction, the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, we received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,750,000 ($1,540,000 net after commissions)was received in June, July and August 2023; (3) in the event that Buyer completes a planned initial public offering (“IPO”) by February 1, 2025, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022, of which we realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions upon notification in September 2023 and receipt in October 2023 (the “2022 MSSP Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will reimbursed to us by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse us for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”), which was paid in March 2023 in the amount of $31,381. We are also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by February 1, 2025, we receive no IPO Share Consideration, and the transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration. Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from us to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on February 1, 2025. Until that time, we have the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes the changes in our results of operations for the three months ended September 30, 2023 compared with the three months ended September 30, 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%

Patient service revenue, net	$1,271,466	$1,262,253	$9,213	1%
Subscription and event revenue	18,574	1,170	17,404	1,488%
Product revenue	42,475	95,449	(52,974)	-55%
Total revenue	1,332,515	1,358,872	(26,357)	-2%

Operating Expenses and Costs
Practice salaries and benefits	772,416	810,058	(37,642)	-5%
Other practice operating expenses	529,067	695,300	(166,233)	-24%
Cost of product revenue	40,820	87,775	(46,955)	-53%
Selling, general and administrative expenses	767,705	1,088,133	(320,428)	-29%
Depreciation and amortization	87,392	209,504	(122,112)	-58%
Impairment loss	319,958	---	319,958	*
Loss from operations	(1,184,843)	(1,531,898)	347,055	-23%

Other Income (Expenses)
Gain from expiration of liability classified equity instruments	92,641	---	92,641	*
Financing cost	---	(110,000)	110,000	-100%
Amortization of original issue discounts on notes payable	(132,155)	(21,020)	(111,135)	529%
Gain from realization of contingent sale consideration receivable	1,075,857	---	1,075,857	*
Change in fair value of contingent acquisition consideration	4,819	133,483	(128,664)	-96%
Interest expense	(17,689)	(5,640)	(12,049)	214%
Total other income (expenses)	1,023,473	(3,177)	1,026,650	-32,315%

Loss from continuing operations	(161,370)	(1,535,075)	1,373,705	-89%

Loss from operations of discontinued operations	(13,554)	(248,726)	235,172	-95%

Net income (loss)	$(174,924)	$(1,783,801)	$1,608,877	-90%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the three months ended September 30, 2023 increased by $9,213, or 1% year-over-year, from $1,262,253, to $1,271,466, primarily as a result of a 13% year-over-year increase at our NCFM practice of $123,283, offset by decreases at AEU of $57,077, NWC of $51,349, and BTG of $5,644.

Subscription and event revenue in the three months ended September 30, 2023 increased by $17,404, or 1,488% year-over-year, to $18,574, from $1,170, due to an increase in HealthLynked Network paid subscriptions.

Product revenue was $42,475 in the three months ended September 30, 2023, compared to $95,449 in the three months ended September 30, 2022, a decrease of $52,974, or 55%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD. During the fourth quarter of 2022, we restructured our pricing in MOD to more accurately recapture the price of products sold with more consistent profit. The price increases led in part to the decline in revenue.

Operating Expenses and Costs

Practice salaries and benefits decreased by $37,642, or 5%, to $772,416 in the three months ended September 30, 2023, compared to $810,058 in the three months ended September 30, 2022, as a result of cost-reduction efforts at our NWC, BTG and AEU facilities, offset by increased NCFM production pay and personnel costs corresponding to increased revenue.

Other practice operating costs decreased by $166,233, or 24%, to $529,067 in the three months ended September 30, 2023 from $695,300 in the three months ended September 30, 2022, primarily as a result of cost-reduction efforts at each of our facilities.

Cost of product revenue was $40,820 in the three months ended September 30, 2023, a decrease of $46,955, or 53%, compared to $87,775 in the same period of 2022, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $320,428, or 29%, to $767,705 in the three months ended September 30, 2023 compared to $1,088,133 in the three months ended September 30, 2022, primarily due to lower personnel, legal and consulting, and other overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization decreased in the three months ended September 30, 2023 by $122,112, or 58%, to $87,392 compared to $209,504 in the three months ended September 30, 2022, primarily as a result of the full impairment of MOD depreciable intangible assets in fourth quarter 2022, eliminating approximately $177,000 in quarterly depreciation in 2023 and after. This decrease was offset by depreciation on NCFM intangible assets that were previously treated as indefinite lived and for which depreciation was initiated in 2023.

During the three months ended September 30, 2023, we determined that triggering events had occurred that required impairment assessments of goodwill related to our AEU business. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the three months ended September 30, 2023.

Loss from operations decreased by $347,055, or 23%, to $1,184,843 in the three months ended September 30, 2023 compared to $1,531,898 in the three months ended September 30, 2022, primarily as a result of lower selling, general and administrative costs in our corporate function and lower practice operating costs resulting from focused cost cutting efforts.

Other Income (Expenses)

Gain from expiration of liability classified equity instruments was $92,641 in the three months ended September 30, 2023 and resulted from the expiration of liability-classified warrants issued in 2020.

Financing cost in the three months ended September 30, 2022 was $110,000, resulting from cash and stock-based fees paid in connection with the July 2022 SEPA. There were no financing costs in the three months ended September 30, 2023.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended September 30, 2023 was $132,155, an increase of $111,135, or 529%, compared to $21,020 in the three months ended September 30, 2022. Amortization of discounts arose from warrants attached to debt instruments and original issue discounts on notes payable The increase was due to higher notes payable balances, and therefore corresponding amortizable discount balances, in 2023 compared to 2022.

Gain from realization of contingent sale consideration receivable was $1,075,857 in the three months ended September 30, 2023, resulting from actual proceeds received from contingent sale consideration related to the sale of AHP in the third quarter 2023 in excess of the amount estimated to be received at the time of the sale. Receipts during the three months ended September 30, 2023 included $450,000 gross ($360,000 net) in Incremental Cash Consideration and $1,873,993 gross ($1,186,231 net) from the 2022 MSSP Consideration.

Gain from the change in fair value of contingent acquisition consideration decreased by $128,664, or 96%, to $4,819 in the three months ended September 30, 2023, compared to $133,483 in the three months ended September 30, 2022. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the three months ended September 30, 2022, our share price decreased substantially, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value. With the repayment of NCFM contingent acquisition consideration in 2022 and the derecognition of CHM/AHP contingent acquisition consideration with the AHP Sale, the only remaining contingent acquisition consideration relates to MOD earnout years 3 and 4.

Interest expense increased by $12,049, or 214%, to $17,689 for the three months ended September 30, 2023, compared to interest expense of $5,640 in the three months ended September 30, 2022, due to an increase in interest-bearing notes payable to related parties and third parties since fourth quarter of 2022.

Total other income (expenses) increased by $1,026,650, or 32,315%, to income of $1,023,473 in the three months ended September 30, 2023 compared to expense of ($3,177) in the three months ended September 30, 2022. The change was primarily a result of gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023 and financing costs incurred in 2022, offset by higher debt-related interest and discount amortization charges in 2023.

Loss from continuing operations decreased by $1,373,075, or 89%, to $161,370 in the three months ended September 30, 2023, compared to $1,535,075 in the three months ended September 30, 2022. The decrease was due primarily to a $1,075,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023 as well as lower selling, general and administrative costs in our corporate function and lower practice operating costs resulting from focused cost cutting efforts, offset by an impairment loss of $319,958 related to AEU goodwill and lower gains from changes in fair value of contingent acquisition consideration.

Loss on discontinued operations

As a result of the AHP sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended September 30, 2023 and 2022. Loss from operations of discontinued operations decreased by $235,172, or 95%, from $248,726 in the three months ended September 30, 2022 to $13,554 in the three months ended September 30, 2023. The decreased loss was due primarily to the fact that the business operated for a full quarter in 2022, while the 2023 loss reflects winding down costs of the discontinued operation.

Net Loss

Net loss decreased by $1,608,877 or 90%, to $174,924 in the three months ended September 30, 2023, compared to net loss of $1,783,801 in the three months ended September 30, 2022. The lower net loss was due primarily to a $1,075,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023 as well as lower selling, general and administrative costs in our corporate function and lower practice operating costs resulting from focused cost cutting efforts, offset by an impairment loss of $319,958 related to AEU goodwill and lower gains from changes in fair value of contingent acquisition consideration.

Comparison of Nine months ended September 30, 2023 and 2022

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2023 compared with the three months ended September 30, 2022:

	Nine Months Ended September 30,		Change
	2023	2022	$	%

Patient service revenue, net	$4,602,081	$4,069,714	$532,367	13%
Subscription and event revenue	54,050	9,433	44,617	473%
Product revenue	135,034	372,877	(237,843)	-64%
Total revenue	4,791,165	4,452,024	339,141	8%

Operating Expenses and Costs
Practice salaries and benefits	2,635,065	2,344,529	290,536	12%
Other practice operating expenses	1,799,530	1,897,070	(97,540)	-5%
Cost of product revenue	107,277	419,129	(311,852)	-74%
Selling, general and administrative expenses	2,705,142	3,678,784	(973,642)	-26%
Depreciation and amortization	263,762	622,306	(358,544)	-58%
Impairment loss	319,958	---	319,958	*
Loss from operations	(3,039,569)	(4,509,794)	1,470,225	-33%

Other Income (Expenses)
Loss on extinguishment of debt	(88,932)	---	(88,932)	*
Gain from expiration of liability classified equity instruments	92,641	---	92,641	*
Financing cost	---	(110,000)	110,000	-100%
Amortization of original issue discounts on notes payable	(324,204)	(21,020)	(303,184)	1,442%
Gain from realization of contingent sale consideration receivable	1,090,857	---	1,090,857	*
Change in fair value of contingent acquisition consideration	9,183	665,573	(656,390)	-99%
Interest expense	(68,194)	(15,151)	(53,043)	350%
Total other income (expenses)	711,351	519,402	191,949	37%

Loss from continuing operations	(2,328,218)	(3,990,392)	1,662,174	-42%

Gain (loss) from operations of discontinued operations
Loss from operations of discontinued operations	(72,295)	(551,353)	479,058	-87%
Gain from disposal of discontinued operations	2,674,069	---	2,674,069	*
Gain (loss) on discontinued operations	2,601,774	(551,353)	3,153,127	-572%

Net income (loss)	$273,556	$(4,541,745)	$4,815,301	-106%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the nine months ended September 30, 2023 increased by $532,367, or 13% year-over-year, from $4,069,714, to $4,602,081, primarily as a result of a 17% year-over-year increase at our NCFM practice of $509,380 and the addition of AEU revenue of $142,335 following its acquisition in May 2022, offset by decreases of $107,397 at NWC and $11,951 at BTG.

Subscription and event revenue in the nine months ended September 30, 2023 increased by $44,617, or 473% year-over-year, to $54,050, from $9,433, due to an increase in HealthLynked Network paid subscriptions.

Product revenue was $135,034 in the nine months ended September 30, 2023, compared to $372,877 in the nine months ended September 30, 2022, a decrease of $237,843, or 64%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD. During the fourth quarter of 2022, we restructured our pricing in MOD to more accurately recapture the price of products sold with more consistent profit. The price increases led in part to the decline in revenue.

Operating Expenses and Costs

Practice salaries and benefits increased by $290,536, or 12%, to $2,635,065 in the nine months ended September 30, 2023, compared to $2,344,529 in the nine months ended September 30, 2022, as a result of increased production pay and personnel costs corresponding to increased revenue and the addition of AEU salaries and benefits in 2023 with only a partial period of corresponding cost in 2022, offset by fewer full-time equivalents at NWC.

Other practice operating costs decreased by $97,540, or 5%, to $1,799,530 in the nine months ended September 30, 2023 from $1,897,070 in the nine months ended September 30, 2022, primarily as a result of the addition of AEU operating costs starting in 2023 with only a partial period of corresponding cost in 2022.

Cost of product revenue was $107,277 in the nine months ended September 30, 2023, a decrease of $311,852, or 74%, compared to $419,129 in the same period of 2022, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $973,642, or 26%, to $2,705,142 in the nine months ended September 30, 2023 compared to $3,678,784 in the nine months ended September 30, 2022, primarily due to lower personnel, legal and consulting, and other overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization decreased in the nine months ended September 30, 2023 by $358,544, or 58%, to $263,762 compared to $622,306 in the nine months ended September 30, 2022, primarily as a result of the full impairment of MOD depreciable intangible assets in fourth quarter 2022, eliminating approximately $177,000 in quarterly depreciation in 2023 and after. This decrease was offset by depreciation on NCFM intangible assets that were previously treated as indefinite lived and for which depreciation was initiated in 2023.

During the three months ended September 30, 2023, we determined that triggering events had occurred that required impairment assessments of goodwill related to our AEU business. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the nine months ended September 30, 2023.

Loss from operations decreased by $1,470,225, or 33%, to $3,039,569 in the nine months ended September 30, 2023 compared to $4,509,794 in the nine months ended September 30, 2022, primarily as a result of lower selling, general and administrative costs in our corporate function from focused cost cutting efforts, as well as a $339,141, or 8%, year-over-year increase in revenue and increased product profitability in spite of lower product revenue.

Other Income (Expenses)

Loss on extinguishment of debt in the nine months ended September 30, 2023 was $88,932 resulting from extension and early repayment of notes payable to our CEO and Chairman, Dr. Dent, and our CFO, George O’Leary. Losses represent the excess of the repayment amount over the carrying value (net of unamortized discounts) of the debt instruments at the time of repayment and the excess of the fair value of extended debt and related warrant consideration over the fair value of debt before its extension. There were no gains or losses from the extinguishment of debt in the nine months ended September 30, 2022.

Gain from expiration of liability classified equity instruments was $92,641 in the three months ended September 30, 2023 and resulted from the expiration of liability-classified warrants issued in 2020.

Financing cost in the three months ended September 30, 2022 was $110,000, resulting from cash and stock-based fees paid in connection with the July 2022 SEPA. There were no financing costs in the three months ended September 30, 2023.

Amortization of original issue and debt discounts on notes payable and convertible notes in the nine months ended September 30, 2023 was $324,204, an increase of $303,184, or 1,442%, compared to $21,020 in the three months ended September 30, 2022. Amortization of discounts arose from warrants attached to debt instruments and original issue discounts on notes payable The increase was due to higher notes payable balances, and therefore corresponding amortizable discount balances, in 2023 compared to 2022.

Gain from realization of contingent sale consideration receivable was $1,090,857 in the three months ended September 30, 2023, resulting from actual proceeds received from contingent sale consideration related to the sale of AHP in the third quarter 2023 in excess of the amount estimated to be received at the time of the sale. Receipts of contingent sale consideration during the nine months ended September 30, 2023 included $1,750,000 gross ($1,540,000 net) in Incremental Cash Consideration and $1,873,993 gross ($1,186,231 net) from the 2022 MSSP Consideration.

Gain from the change in fair value of contingent acquisition consideration decreased by $656,390, or 99%, to $9,183 in the nine months ended September 30, 2023, compared to $665,373 in the nine months ended September 30, 2022. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the nine months ended September 30, 2022, our share price decreased substantially, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value. With the repayment of NCFM contingent acquisition consideration in 2022 and the derecognition of CHM/AHP contingent acquisition consideration with the AHP Sale, the only remaining contingent acquisition consideration relates to MOD earnout years 3 and 4.

Interest expense increased by $53,043, or 350%, to $68,194 for the nine months ended September 30, 2023, compared to interest expense of $15,151 in the nine months ended September 30, 2022, due to an increase in interest-bearing notes payable to related parties and third parties since the fourth quarter of 2022.

Total other income (expenses) increased by $191,949, or 37%, to income of $711,351 in the nine months ended September 30, 2023 compared to income of $519,402 in the nine months ended September 30, 2022. The change was primarily a result of a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023 and financing costs incurred in 2022, offset by lower gains from changes in fair value of contingent acquisition consideration and higher debt-related interest and discount amortization charges in 2023.

Loss from continuing operations decreased by $1,662,174, or 42%, to $2,328,218 in the nine months ended September 30, 2023, compared to $3,990,392 in the nine months ended September 30, 2022. The decreased loss was due primarily to a 33% reduction in the loss from operations and a gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, offset by lower gains from changes in fair value of contingent acquisition consideration and higher debt-related interest and discount amortization charges in 2023.

Gain (loss) from operations of discontinued operations

As a result of the AHP sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2023 and 2022. Loss from operations of discontinued operations decreased by $479,058, or 87%, from $551,353 in the nine months ended September 30, 2022 to $72,295 in the nine months ended September 30, 2023. The decreased loss was due primarily to the fact that the business operated for a full quarter in 2022, while the 2023 loss reflects winding down costs of the discontinued operation after the sale on January 17, 2023.

Effective January 17, 2023, we completed the AHP Sale, at which time we discontinued the operations of CHM and ceased to have a controlling financial interest in AHP. In connection with the AHP Sale, as of January 17, 2023, we recognized the fair value of consideration received and receivable from the AHP Sale, recognized an indemnification liability related to potential claims resulting from the AHP Sale, derecognized the carrying value of assets and liabilities transferred to the Buyer or otherwise derecognized in connection with in the AHP Sale, and recorded a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized. Accordingly, we recorded a gain from disposal of AHP in the amount of $2,674,069 in the nine months ended September 30, 2023.

Net Income (Loss)

Net income (loss) increased by $4,815,301, or 106%, to net income of $273,556 in the nine months ended September 30, 2023, compared to net loss of $4,541,745 in the nine months ended September 30, 2022, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the nine months ended September 30, 2023, (ii) a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, (iii) lower selling, general and administrative costs in our corporate function from focused cost cutting efforts, and (iv) a $339,141, or 8%, year-over-year increase in revenue. The improvements were offset by (i) an impairment loss of $319,958 related to AEU goodwill and lower gains from changes in fair value of contingent acquisition consideration, (ii) higher practice salaries and benefits as a result of increased production pay and personnel costs corresponding to increased NCFM revenue and the addition of AEU salaries and benefits in 2023 with only a partial period of corresponding cost in 2022, and (iii) lower gains from changes in fair value of contingent acquisition consideration.

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

Impairment Reviews

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

Impairment of AEU Goodwill

During the third quarter of 2023, we determined that triggering events had occurred that required an impairment assessment of the AEU goodwill. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the three and nine months ended September 30, 2023.

The fair value of AEU reporting unit was determined using an expected present value approach, which applies a market discount rate to a probability-weighted stream of cash flows based on multiple scenarios, as estimated by management. As such, the fair values of the AEU reporting unit and goodwill rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the impairment review.

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (November 14, 2024).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before November 14, 2024 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through November 14, 2024. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

We have experienced losses and cash outflows from operating activities since inception. As of September 30, 2023, we had cash balances of $51,328, a working capital deficit of $1,158,347 and an accumulated deficit of $40,747,377. For the nine months ended September 30, 2023, we generated net income of $273,556, which included a gain from the sale of AHP of $2,674,069 and a gain from the realization of contingent sale consideration receivable related to the sale of AHP of $1,090,857. Loss from continuing operations for nine months ended September 30, 2023 was $2,328,218 and we used cash from operating activities of $2,952,574. Notwithstanding the gain from the sale of AHP, we expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through September 30, 2023, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During the nine months ended September 30, 2023, we sold 225,000 shares of common stock, receiving $18,765 in proceeds, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in the three months ended September 30, 2023. We have not sold any shares under the SEPA since January 2023.

During the nine months ended September 30, 2023, we issued ten notes payable to our Chairman and CEO, Dr. Michael Dent, one note payable to our Chief Financial Officer, George O’Leary, and four notes payable to third parties for aggregate net proceeds of $1,733,750. We also made repayments on notes payable totaling $1,586,620.

During the nine months ended September 30, 2023, we sold 7,416,667 shares of common stock to two investors in separate private placement transactions. We received $475,000 in proceeds from the sales. In connection with the stock sales, we also issued 3,062,500 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.20 per share and a 6-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05.

On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. We received $750,000 upon signing of the AHP Merger Agreement, $31,381 in March 2023 for the Stub Period Reimbursement, $1,750,000 ($1,540,000 net after commissions) in Incremental Cash Consideration during June, July and August for meeting participating physician transfer milestones, and $1,873,993 gross ($1,186,231 net after commissions) in October 2023 from the 2022 MSSP Consideration. We may receive future proceeds comprised of proceeds from sale of shares of the buyer if the buyer completes an initial public offering by February 1, 2025 and up to $500,000 of the Physician Advance Consideration from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings.

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from the realization of contingent sale consideration related to the AHP Sale, or from other sources, there is substantial doubt about our ability to continue as a going concern through November 14, 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

During September 2023, we filed a patent for our artificial intelligence (AI) program, ARI (Augmented Real-time Interface). ARI is a healthcare companion designed to make healthcare more interactive, personalized, and user-friendly. By leveraging the capabilities of AI, ARI aims to offer a unique blend of technology and human touch, ensuring patients receive timely and relevant healthcare advice. Seamlessly integrated with the HealthLynked Network, ARI ensures a comprehensive view of a patient’s medical history, optimizing healthcare recommendations. We expect to formally launch ARI by the end of 2023.

If we fail to complete the development of, or successfully market, the HealthLynked Network, our ability to realize future increases in revenue and operating profits could be impacted, and our results of operations and financial position would be materially adversely affected.

We plan to raise funds through the issuance of additional capital or debt instruments to fund our ongoing plan of operation, although we can give no assurances that such funding will be available on terms acceptable to the Company.

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(2,867,628)	$(3,238,978)
Net cash used in discontinued operating activities	(84,946)	(523,666)
Net cash used in operating activities	(2,952,574)	(3,762,644)

Net cash provided by (used in) continuing investing activities	2,319,881	(544,750)
Net cash provided by (used in) discontinued investing activities	---	---
Net cash provided by (used in) investing activities	2,319,881	(544,750)

Net cash provided by continuing financing activities	622,130	1,173,908
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	622,130	1,173,908

Net increase (decrease) in cash from continuing operating	74,383	(2,609,820)
Net (decrease) in cash from discontinued operating	(84,946)	(523,666)
Net increase (decrease) in cash	$(10,563)	$(3,133,486)

Operating Activities – During the nine months ended September 30, 2023, we used cash from operating activities of $2,952,574 as compared with $3,762,644 in the nine months ended September 30, 2022. Net cash used in continuing operating activities decreased by $371,350 due primarily to decreased selling, general and administrative expenses resulting from focused cost cutting efforts, combined with increased revenue in our Health Services Division. Cash used in operations of our discontinued ACO/MSO Division also decreased by $438,720 as a result of the unit being sold on January 17, 2023.

Investing Activities – During the nine months ended September 30, 2023, we realized $2,319,881 from investing activities, comprised mostly of $2,321,381 cash proceeds received form the AHP sale. During the nine months ended September 30, 2022, we used $544,750 in investing activities, including $313,802 used to acquire AEU (net of cash acquired), $207,384 contingent acquisition consideration payment paid to the sellers of NCFM related to the third and final year of earn-out, and $23,564 to acquire fixed assets.

Financing Activities – During the nine months ended September 30, 2023, cash provided by financing activities was comprised of $475,000 proceeds from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $1,733,750 from the issuance of notes payable, offset by $1,586,620 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable). During the nine months ended September 30, 2022, we received $706,787 from the sale of common stock (net of $125,618 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable), $522,500 from the issuance of notes payable and paid $55,379 against notes payable balances (net of $125,618 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable).

Exercise of Warrants and Options

No warrants or options were exercised during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. No warrants were exercised.

Other Outstanding Obligations at September 30, 2023

As of September 30, 2023, (i) 71,396,486 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.035 to $1.05, (ii) 4,693,732 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.06 to $0.75, (iii) 1,992,652 shares of our common stock are issuable pursuant to future vesting of stock grants, (iv) up to 13,750,000 shares of our common stock are issuable upon conversion of Series B Preferred, and (v) up to 3,829,082 shares of our common stock are issuable that are earned but not paid under consulting and director compensation arrangements.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 5, 2023, we issued 729,554 shares of common stock to a vendor as payment in part for an outstanding liability.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Instance Document
Inline XBRL Taxonomy Extension Schema Document
Inline XBRL Taxonomy Extension Calculation Linkbase Document
Inline XBRL Taxonomy Extension Definition Linkbase Document
Inline XBRL Taxonomy Extension Label Linkbase Document
Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2023

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Chief Financial Officer (Principal Financial Officer)