Form 10-K
period 2023-12-31
HealthLynked Corp
filed 2024-04-01
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $12,005,039, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.07. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of April 1, 2024, there were 281,064,958 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

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

The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022.

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

Sale of ACO Health Partners

During October 2022, our Board of Directors (the “Board”) approved a plan to sell our ACO/MSO (Accountable Care Organization / Managed Service Organization) Division, comprised of the operations of Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”), which operate an Accountable Care Organization (“ACO”) and Managed Service Organization (“MSO”) that assists physician practices in providing coordinated and more efficient care to patients via the Medicare Shared Savings Program (“MSSP”) as administered by the Centers for Medicare and Medicaid Services (the “CMS”). On January 17, 2023, we entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”) pursuant to which PBACO Holding, LLC, an operator of ACOs (“Buyer”), agreed to buy, and we agreed to sell, AHP (the “AHP Sale”).

Concurrent with the AHP Merger Agreement, AHP and the Buyer also entered into a Management Services Agreement (the “MSA”), pursuant to which the Buyer assumed full control of managing AHP’s business operations and paying AHP’s operating expenses after January 16, 2023. Concurrent with the AHP Merger Agreement and the MSA, and as a result of the Buyer assuming control and responsibility of AHP’s operations, we discontinued our operations of CHM.

Health Services Division

In August 2014, we acquired NWC, an Obstetrical and Gynecological practice in Naples, Florida established in 1996 that provides medical services to female patients in the Southwest Florida region.

In April 2019, we acquired a 100% interest in Hughes Center for Functional Medicine (“HCFM”), a medical practice engaged in improving the health of its patients through individualized and integrative health care. HCFM, which was rebranded as NCFM upon acquisition, is a leader in functional medicine focusing on neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Multiple Sclerosis. NCFM employs three physicians, four nurses and support staff. NCFM provides cutting-edge treatments to improve health and slow aging, including hormones, thyroid treatment, weight loss, wellness and prevention. NCFM’s income streams are derived from Medical Membership fees,, patient office visits, a dedicated IV room, hyperbaric oxygen chambers, ozone, UVlrx, and the sale of supplements.

In May 2022, we acquired AEU, a patient service facility specializing in minimally and non-invasive cosmetic services including fat reduction, body sculpting, wrinkle reduction, hair removal, IV hydration, and feminine rejuvenation.

In January 2020, we launched a new physical therapy practice in Bonita Springs, Florida called Bridging the Gap Physical Therapy (“BTG”). BTG employs one physical therapist who provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery.

Medical Distribution Division

In October 2020, we acquired MOD, a Naples, Florida-based virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. With over 15,000 name brand medical products in over 150 different categories, MOD leverages Group Purchasing Organization (GPO) pricing discounts with a small unit-of-measure direct-to-consumer shipping model to make ordering medical supplies both convenient and highly cost-effective for its users. The MOD online marketplace can be found at www.medofficedirect.com.

Digital HealthCare Division

We operate a cloud-based Patient Information Network (PIN) and record archiving system, referred to as the “HealthLynked Network”, which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Through our website, www.HealthLynked.com and our mobile apps, patients can complete a detailed online personal medical history including past surgical history, medications, allergies, and family medical history. Once this information is entered, patients and their treating physicians can update the information as needed, to provide a comprehensive and up-to-date medical history.

We believe that the HealthLynked Network offers several advantages to patients and physicians not available in the market today. We provide a comprehensive marketing solution allowing physicians to market to both active and inactive patients, and an easy-to-use connection at the point of care through our Patient Access Hub (“PAH”). Patient members can access medical newsfeeds and groups. Our real-time appointment scheduling application allows patients to book appointments online with participating and non-participating healthcare providers through our call center. Our database and record archives allow for seamless sharing of medical records between healthcare providers and keeps patients in control of shared access. In the HealthLynked Network, parents can create accounts for their children that are linked to their family account, allowing them to provide access to healthcare providers, track vaccination records, and allow hospitals and schools access to important medical information in case of emergencies. The HealthLynked Network is accessible 24 hours a day, 7 days a week, via the internet and on mobile applications for both Android and iOS devices. We believe this type of accessibility is important for schools and during office visits, but more important, in times of a medical emergency.

We anticipate that our system will also provide 24-hour access to medical specialist healthcare providers who can answer medical questions and direct appropriate care to paying members. In addition to 24-hour access, patients may also schedule telemedicine consultations at set times with participating healthcare providers who have expertise in various specialized areas of medicine. Participating physicians can elect to allow patients to request online appointments either via our real-time app or by setting, in their administrator dashboard panel, times and days of the week that patients may request appointments. Appointment requests are then sent by our system to an email address specified by the physician’s office, requesting a follow up to confirm or automatically accept the appointment request.

HealthLynked has developed an extensive directory featuring over 880,000 profiles of physicians and medical offices across the United States, all of which are accessible for online search through the HealthLynked directory. This platform enables physicians and medical practices to claim their profiles at no cost by joining the HealthLynked network via a BAA agreement with their practices, thus ensuring the accuracy of their information and compliance of their staff.

There are two principal categories of practices and providers within the HealthLynked Network: in-network and out-of-network. To become an in-network practice, a one-time setup fee of $450 is required. This fee covers the cost of a HealthLynked setup specialist who trains the practice manager on accessing and configuring the practice’s and providers’ profiles connected to the medical facility. This status allows practices to manage their profiles, including updating basic information, adding videos and images, and setting times for online appointment bookings and secure medical record sharing within their practice. Additionally, in-network practices are preferred by patients for convenience, and even patients from out-of-network are permitted to book online with in-network practices and providers. Practices incur a $30 booking fee for each new patient booking obtained through the HealthLynked network.

Providers within in-network practices gain the ability to edit their profiles and enhance patient engagement by enabling online bookings and sharing medical records, thereby increasing patient convenience and practice efficiency. The designation of in-network status is essential for practices aiming to optimize their visibility and patient management processes within the HealthLynked ecosystem.

By participating in the HealthLynked Network, both in-network and out-of-network practices can utilize the platform to enhance patient care and improve practice operations. Specifically, in-network practices benefit from advanced features and services designed to attract and retain patients, streamline administrative tasks, and elevate the overall patient experience.

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

Practices are required to have a claimed active account in order to access patients’ online records. Once a patient has granted the practice access to their medical charts, office intake paperwork can be downloaded by the practice without the need for the patient to fill out lengthy and repetitive paperwork. Upon completion of the office visit, practices are required to upload the patient’s medical record into the online patients’ file within 24 hours via eFax, APIs with select EMRs (including AthenaNet) or through the HealthLynked Portal. Each patient’s account has a unique bar code that when faxed into our system is recognized for that patient, and archived in the patient’s chart, by date and provider. The HealthLynked Network is independent of any EMR system and physicians only require a fax machine or computer to participate, allowing for minimal barriers to participation and broader penetration of the market.

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

Benefits for patients:

●	Base service, which includes all of the below benefits other than telemedicine and the nurse hotline, will be free with the ability to upgrade to our online concierge paid service;

●	Easy online scheduling of appointments;

●	Real-time booking for appointments available within 4 hours;

●	Keep track of co-pays and deductibles on insurance plans;

●	More accurate and detailed personal medical history;

●	Complete medication lists with dosing and warnings of potential drug interactions;

●	Ability to create accounts for children, and track recommended health screenings and vaccines;

●	When traveling, patients will have the ability to access their medical records online 24 hours a day, 7 days a week even in the case of an emergency;

●	Shortened wait times at physicians’ offices by reducing the need to fill out redundant paperwork;

●	Access to a referral network of physicians across the United States who participate in the HealthLynked Network;

●	Patients can access family members’ records in the event of illness or accident;

●	Access to telemedicine for medical consultations and appointments for fee paying members; and

●	24-hour nurse hotline available for online concierge members.

Benefits for physicians, providers and practices:

●	More accurate patient medical history including past medical records;

●	“EMR Agnostic” and compatible with all electronic medical records systems;

●	A detailed and accurate medications list from patients;

●	Shortened time for patients to complete necessary paperwork translating into improved efficiency, shorter wait times, greater patient satisfaction and higher revenues;

●	Online marketing profiles;

●	Comprehensive Marketing to active and inactive patients;

●	Search engine optimization (“SEO”) and marketing options;

●	Co-pay and deductible information on patients’ insurance plans will be readily available;

●	Additional revenue stream from signing up new patients;

●	Online and real-time patient scheduling to control gaps in scheduling due to last minute cancelations by existing patients;

●	A one-time activation fee of $450 per practice; and

●	The PAH is provided to participating physician offices providing free Wi-Fi for their patients, provide for social distancing, and quick check-in application for their patients. Specific patient analytics are provided to physician members. There is now an option accessing QwikCheck application without the PAH.

Benefits for hospitals and emergency rooms:

●	Information on patients who present that are unconscious or unable to provide a complete medical history;

●	Information on traveling patients who present to a hospital in an emergency situation;

●	Online access to patient information 24 hours a day, 7 days a week;

●	“EMR Agnostic” and compatible with all electronic medical records systems; and

●	No new equipment required

Benefits for Universities and 1st grade thru 12th grade school systems:

●	Access by authorized school officials including school physicians to students’ medical histories;

●	Linked access to students’ primary care physicians;

●	Access to vaccination records;

●	Allergy and medication tracking; and

●	Emergency contact information of family members.

Benefits for parents:

●	Complete children’s profiles;

●	Access given to schools in case of medical emergencies;

●	List of allergies available to those granted access;

●	Vaccine records available to those granted access;

●	Recommended health screenings; and

●	Journal for health log and milestones through news feeds and groups.

Applications, Product Releases, and Partnerships

In 2020, we released our COVID-19 tracker application for IOS mobile devices. We released our Android version on March 5, 2020. The application allowed users to report how they are feeling and if they had any symptoms consistent with COVID-19 infection. In addition, the application included a detailed global map tracking the virus, the latest twitter feeds, and a real-time chat for users to engage with people from around the world to share information. The application had millions of downloads in a ten-week period after launch and was the number one tracking application in the Apple Medical Store for the month of March 2020. During 2022, we launched an update to the app to include confirmed cases of the Omicron variant, as reported by the CDC and local state health departments. During 2023, we launched an additional mapping features and improved interface.

In 2020, we launched Oohvie, a new iOS application focused on women’s healthcare. Oohvie offers unique features over competitive menstrual tracking apps, including the ability to connect with a user’s healthcare providers and share menstrual cycle data. This important information allows gynecologists to better evaluate patients for the causes of hormonal irregularities, infertility, pelvic pain, endometriosis and many other medical conditions and provides data that could help identify gynecological problems such as fibroids, polyps, or cervical or uterine cancer. Oohvie users also have access to a health forum designed specifically for women, covering topics such as contraception, menopause, hormones, pregnancy, sexual health, and pelvic infections. Oohvie offers a real time chat feature where users can discuss their experiences with birth control pills, menstrual symptoms, and other issues in private. In addition, users can purchase name brand feminine hygiene products that are shipped directly to their home at significantly discounted prices. Users can also use the app to schedule reminders for taking birth control pills or hormones. In 2022, we launched an update to the Oohvie app that allows users to chat with a live nurse to answer their medical questions and order feminine products at low cost.

In 2021, we released CareLynk, an innovative AI-enabled healthcare directory allowing users to call one number and connect to any doctor across the U.S. CareLynk utilizes natural language processing (NLP) and voice-to-text technology to understand what healthcare provider a caller is looking for. The system includes doctors from over 88 different medical specialties. Providers can be located by last name, zip code and specialty. Results are filtered in order of relevance allowing the user to quickly and efficiently locate the provider they are searching for, hands-free. CareLynk was first released in Florida, connecting patients to over 33,000 doctors throughout the state. CareLynk, which is capable of connecting to over 300,000 doctors across all 50 states, is expected to be expanded to include the rest of the United States in 2024.

During 2021, we launched DocLynk, a telemedicine service enabling users to connect to healthcare providers in the HealthLynked Network from the convenience of their home by phone, web or mobile app.

During 2021, we released QwikCheck, a streamlined process for practices to institute remote patient check-in without the need for any additional hardware. The QwikCheck system uses dynamic linking, which allows a single QR code tied to a practice that works seamlessly with both Android and iOS platforms. Patients can check in for their doctor’s appointment using their mobile devices regardless of their smart phone’s operating system, age, or model. QwikCheck allows patients to maintain social distance from the office staff and other patients while waiting for their appointments. Patient intake information is provided to the practice via the application and eliminates front office exposure, time and redundant paperwork. QwikCheck also provides all the back-end analytics for practices to manage their patient flow and optimize their provider’s schedules.

In January 2023, we introduced significant enhancements to our Telehealth Service delivered through the HealthLynked app and web portal. The upgraded Telehealth Service platform includes the unique ability for both patients and physicians to have immediate access to patient records and allows for the downloading of medical images that could play a crucial role in the telehealth patient care experience. We also manage all services associated with the Telehealth Service platform, including scheduling, documentation, and patient and physician communication. HealthLynked Telehealth Service is available at a fixed fee of $60 per visit and is currently available in Florida.

In March 2023, we launched our Online Concierge service for physician appointment bookings. Patients can now book appointments with any healthcare provider across the country through the HealthLynked Network’s online medical directory of over 880,000 healthcare providers and practice locations. The new Online Concierge service allows participating healthcare providers to offer specific times for available appointments. If a practice or provider has not yet claimed their listing in the HealthLynked Network directory, our concierge team will facilitate the appointment request with that provider. Once patients have booked an appointment, they can download the HealthLynked app and update their medical information in their secure HealthLynked profile. HealthLynked’s concierge staff is available to help patients update their health records for their upcoming appointment if needed.

In June 2023, rolled out updates to our HealthLynked app, including Online Nurse Chat, Secure Direct Communication with Medical Practices, Integrated Health Journal, Medical Record Uploading & Sharing, Mobile Check-In Process, and Copay Alerts and Payment.

In December 2023, we launched a search functionality update on our HealthLynked website and mobile applications, including a refined provider search algorithm, a new geolocation-driven distance filter, new provider ratings, and improved filtering options.

Business Model

Our business model is focused on market penetration and recruiting physician practices and patients to use our system for archiving patient medical records, comprehensive marketing to active and inactive patients, connecting on a regular basis utilizing news feeds and groups, accessing new patients, and for on-line “real-time” scheduling physician appointments.

We charge physician practices a one-time activation fee of $450 to participate in the network. Participating practices upload their patient files into a secure patient portal to market to their active and inactive patients. The practices initially send to all of their patients an email invitation to claim their HLYK profiles free of charge, update their profiles and bring their profiles with them to their next visit to the physician’s office.

We also anticipate charging certain healthcare facilities either an annual or monthly fee that will vary per facility based upon number of professionals per facility. Currently, it is anticipated that hospitals and emergency rooms would be charged a higher activation fee for our services once our patient and physician network has been expanded.

The base services of the HealthLynked Network are free for patients. Access to the Online Concierge service, including personalized appointment scheduling, 24-hour nurse hotline, and telehealth, was available for a free 30-day trial following its launch and thereafter paid member plans start at $12/month per patient, or $20/month for a family plan.

We initially began deployment of the HealthLynked Network by registering NWC’s approximately 6,000 active patients and 6,500 inactive patients. We then added patients from the healthcare providers serviced by CHM and AHP following our 2020 acquisition of CHM and AHP. While we have generated minimal revenues from physician and patient fees related to such deployment through 2022, we believe that establishing the patient database will be a valuable marketing tool for telesales, product sales and other marketing opportunities to physician practices and patients. With the sale of AHP in January 2023, we plan on offering our online concierge service to the buyer’s patients and our practice tools to the buyer’s ACO participating practices.

HealthLynked has launched other applications that provide valuable user patient services while also growing the number of patients in the HealthLynked Network. We launched women’s health application Oohvie, with a new subscription plan as part of our Online Concierge service, including new features. The original free launch had over 30,000 downloads free of charge.

During 2021, we updated our COVID-19 tracker application to include Omicron variant cases. The original tracker launched in March 2020 had millions of downloads in the first 45 days and was the number one tracking app in the Apple medical store. We also launched our automated phone routing system, CareLynk, allowing patients to connect with any doctor in the United States via AI enabled speech recognition system, a new telemedicine platform, DocLynk, and QwikCheck, a streamlined process for practices to institute remote patient check-in.

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

In October 2023, we filed a patent application for our artificial intelligence (AI) program, ARI (Augmented Real-time Interface). ARI is a healthcare companion designed to make healthcare more interactive, personalized, and user-friendly. By leveraging the capabilities of artificial intelligence, ARI looks to blend technology and human touch, with the goal to provide timely and relevant healthcare advice.

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

Employees

As of April 1, 2024, we had 38 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent.

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

Competitors in our Medical Distribution division indirectly include large unit-of-measure distributors such as McKesson Corp. and Medline as well as small unit-of-measure distributor Henry Schein offering direct to physician, dental and veterinary practices. We attempt to differentiate MOD’s model from these large distributors by focusing on small unit-of-measure distribution direct to patients and physician practices at competitive pricing.

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

Data Protection and Breaches

Most states require holders of personal information to maintain safeguards, and all states have laws that require certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. The laws are inconsistent across states, which can increase the costs of compliance. Additionally, HIPAA imposes certain notification requirements on Business Associates. In certain circumstances involving large breaches, media notice is required. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Business Associate or covered entity establishes that there is a low probability the information has been compromised consistent with the risk assessment requirements enumerated in HIPAA. In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

As of December 31, 2023, we had cash balances of $247,222, a working capital deficit of $1,755,864 and an accumulated deficit of $42,033,136. Based on our current business plan, management believes that our available cash and cash equivalents will not be sufficient to fund its operations for the next twelve months from the issuance of the financial statements that are included elsewhere in this Annual Report on Form 10-K without generating positive cash flows and by raising additional capital from outside sources. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease our operations if we are unable to obtain additional funding to support its current business plan.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern

We anticipate that current cash resources and opportunities will be insufficient for us to execute our business plan for twelve months after the date these financial statements are issued. It is possible that if future financing is not obtained, we will not be able to operate as a going concern. We believe that securing substantial additional sources of financing is possible, but there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Without raising additional capital, whether via additional advances made pursuant to the July 5, 2022 Standby Equity Purchase Agreement (the “SEPA”), from the sale of equity or debt instruments, from the collection of remaining contingent consideration related to the sale of AHP, or from other sources, there is substantial doubt about our ability to continue as a going concern. Any equity capital raised may result in substantial dilution in the number of outstanding shares of our Common Stock.

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

Our management has identified material weaknesses in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2023. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

During 2022 and 2023, we depended heavily on the continued efforts of Dr. Michael Dent, our Chief Executive Officer and Chairman of the Board. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a written employment contract with Dr. Dent, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

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

Each of our employees is advised that they are responsible for the security of the information in our systems and to ensure that private information is kept confidential. Should an employee not follow appropriate security measures, including those that have been put in place to prevent cyber threats or attacks, the improper release of protected health information could result. The release of such information could have a material adverse effect on our reputation and our business, financial condition, results of operations, and cash flows.

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

We have experienced substantial turnover of physicians at our Health Service Division facilities. Our ability to operate profitably will depend, in part, upon our ability to recruit and retain qualified physicians, who are key to our Health Services segment’s revenues and billing. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors, nurses, physical therapists and other skilled healthcare providers essential to our Health Services segment. We may not be able to continue to recruit new, qualified providers or renew contracts with existing providers on acceptable terms. If we do not do so, our ability to service execute our business plan may be adversely affected.

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

Approximately 8% of our net patient service revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our physicians. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could prevent us from providing services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially adversely affected.

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

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Stockholders’ ability to influence corporate decisions may be limited because Michael Dent, our Chief Executive Officer and Chairman of the Board, currently owns a controlling percentage of the voting power of our common stock.

Currently, our officer and directors as a group beneficially control approximately 70.0% of our voting power, of which approximately 68.4% is controlled by our Chairman and CEO, Dr. Michael Dent. As a result of this voting control, our officer and directors can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire. In addition, as the interests of our officer and directors and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

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

As of April 1, 2024, we had approximately 88,364,663 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options, warrants, unvested employee grants, common stock issuable, and Series B Convertible Preferred Stock. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We rely on information systems and the data stored on them to conduct its operations. We have adopted and maintain a cybersecurity risk management program in accordance with our risk profile and business that is informed by and incorporates elements of industry standards.

Our cybersecurity risk management program incorporates multiple components, including, but not limited to, ongoing monitoring of critical risks from cybersecurity threats using automated tools. Additionally, we have implemented an employee education and training program, which we provide on an annual basis, that is designed to raise awareness of cybersecurity threats. To support our cybersecurity risk management program, we leverage managed service providers and other third-party information technology and cybersecurity providers and consultants, including to perform regular system scans and threat intelligence analysis. Additionally, we require certain third-party providers and consultants to adhere to contractual requirements relating to privacy and cybersecurity standards.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and security incidents that could affect our information or systems. For more information, please see the section entitled “Risk Factors.”

Item 2. Properties

The Company leases its operating facilities pursuant to the following lease agreements: (i) amendment to our existing lease agreement for our NWC practice for approximately 3,650 square feet that commenced in August 2023 and expires in July 2026, located in Naples, FL; (ii) amendment to our existing lease agreement for our BTG practice for approximately 2,150 square feet that commenced in April 2023 and expires in March 2025, located in Bonita Springs, FL; (iii) amendment to our existing lease agreement for our NCFM practice for approximately 3,700 square feet that commenced in June 2022 and expires in May 2025, located in Naples, FL; and (iv) amendment to our existing lease agreement for our corporate office for approximately 7,650 square feet that commenced in December 2023 and expires December 2026, located in Naples, FL.

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

Holders

As of April 1, 2024, there were approximately 305 registered holders of record of the Company’s common stock. A substantially greater number of holders of Company common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2023 and through the date of this report:

On January 5, 2023, we issued 96,154 five-year warrants with an exercise price of $0.104 per share that were attached to a note payable of the same date.

On January 13, 2023, we issued 860,125 five-year warrants with an exercise price of $0.093 per share that were attached to a note payable of the same date.

On February 14, 2023, we issued 685,185 five-year warrants with an exercise price of $0.135 per share that were attached to a note payable of the same date.

On May 12, 2023, we issued 654,450 five-year warrants with an exercise price of $0.0764 per share in connection with extension of an existing note payable.

On June 2, 2023, we issued 261,194 five-year warrants with an exercise price of $0.067 per share in connection with extension of an existing note payable.

On August 17, 2023, we issued 500,000 five-year warrants with an exercise price of $0.15 per share that were attached to a note payable of the same date.

On September 13, 2023, we issued 850,000 five-year warrants with an exercise price of $0.06 per share that were attached to a note payable of the same date.

On September 18, 2023, we issued 500,000 five-year warrants with an exercise price of $0.10 per share that were attached to a note payable of the same date.

On October 6, 2023, we issued 250,000 five-year warrants with an exercise price of $0.10 per share in connection with our sale of AHP.

On December 1, 2023, we issued 1,500,000 five-year warrants with an exercise price of $0.06 per share that were attached to a note payable of the same date.

On December 8, 2023, we sold 2,500,000 shares of common stock for cash in a private placement transaction to an accredited investor. We received $100,000 in proceeds from the sale. In connection with the stock sale, we also issued 1,250,000 five-year warrants to purchase shares of common stock at an exercise price of $0.08 per share.

On December 15, 2023, we sold 5,555,556 shares of common stock for cash in a private placement transaction to an accredited investor. We received $250,000 in proceeds from the sale. In connection with the stock sale, we also issued 2,777,778 five-year warrants to purchase shares of common stock at an exercise price of $0.145 per share.

On December 20, 2023, we sold 480,769 shares of common stock for cash in a private placement transaction to an accredited investor. We received $25,000 in proceeds from the sale. In connection with the stock sale, we also issued 240,384 five-year warrants to purchase shares of common stock at an exercise price of $0.15 per share.

On January 4, 2024, we sold 3,571,429 shares of common stock for cash in a private placement transaction to an accredited investor. We received $250,000 in proceeds from the sale. In connection with the stock sale, we also issued 1,785,714 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share.

On January 23, 2024, we sold 1,428,571 shares of common stock for cash in a private placement transaction to an accredited investor. We received $100,000 in proceeds from the sale. In connection with the stock sale, we also issued 714,286 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share.

On February 26, 2024, we sold 100,000 shares of common stock for cash in a private placement transaction to an accredited investor. We received $5,000 in proceeds from the sale.

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

Overview

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions: the Health Services Division, the Digital Healthcare Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. Our Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations: Years Ended December 31, 2023 and 2022

The following table summarizes the changes in our results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022:

	Year Ended December 31,		Change
	2023	2022	$	%

Patient service revenue, net	$5,484,278	$5,407,416	$76,862	1%
Subscription and event revenue	58,901	20,835	38,066	183%
Product revenue	179,200	429,951	(250,751)	-58%
Total revenue	5,722,379	5,858,202	(135,823)	-2%

Operating Expenses and Costs
Practice salaries and benefits	3,231,117	3,335,695	(104,578)	-3%
Other practice operating expenses	2,205,085	2,566,191	(361,106)	-14%
Cost of product revenue	142,501	463,156	(320,655)	-69%
Selling, general and administrative expenses	3,623,402	4,577,490	(954,088)	-21%
Depreciation and amortization	352,027	829,481	(477,454)	-58%
Impairment loss	319,958	2,745,563	(2,425,605)	-88%
Loss from operations	(4,151,711)	(8,659,374)	4,507,663	-52%

Other Income (Expenses)
Loss on extinguishment of debt	(145,212)	---	(145,212)	*
Gain from expiration of liability classified equity instruments	92,641	---	92,641	*
Financing cost	---	(110,000)	110,000	-100%
Amortization of original issue discounts on notes payable	(427,808)	(55,282)	(372,526)	674%
Gain from realization of contingent sale consideration receivable	1,090,857	---	1,090,857	*
Change in fair value of contingent acquisition consideration	11,094	779,999	(768,905)	-99%
Interest expense	(83,812)	(22,825)	(60,987)	267%
Total other income (expenses)	537,760	591,892	(54,132)	-9%

Loss from continuing operations	(3,613,951)	(8,067,482)	4,453,531	-55%

Gain (loss) from operations of discontinued operations
Loss from operations of discontinued operations	(72,321)	(748,262)	675,941	-90%
Gain from disposal of discontinued operations	2,674,069	---	2,674,069	*
Gain (loss) on discontinued operations	2,601,748	(748,262)	3,350,010	-448%

Net loss	$(1,012,203)	$(8,815,744)	$7,803,541	-89%

* -	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the year ended December 31, 2023 increased by $76,862, or 1% year-over-year, from $5,407,416, to $5,484,278, primarily as a result of a 5% year-over-year increase at our NCFM practice of $158,803, a 21% year-over-year increase at our BTG practice of $49,315, and the addition of AEU revenue of $67,187 following its acquisition in May 2022. The increases were offset by a 30% decrease of $198,443 at NWC.

Subscription and event revenue in the year ended December 31, 2023 increased by $38,066, or 183% year-over-year, to $58,901, from $20,835, due to an increase in HealthLynked Network paid subscriptions.

Product revenue was $179,200 in the year ended December 31, 2023, compared to $429,951 in the year ended December 31, 2022, a decrease of $250,751, or 58%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD. During the fourth quarter of 2022, we restructured our pricing in MOD to more accurately recapture the price of products sold with more consistent profit. The price increases led in part to the decline in revenue.

Operating Expenses and Costs

Practice salaries and benefits decreased by $104,578, or 3%, to $3,231,117 in the year ended December 31, 2023, compared to $3,335,695 in the year ended December 31, 2022, as a result of cost reduction efforts at NWC and BTG, offset by increased production pay and personnel costs corresponding to increased revenue and the addition of AEU salaries and benefits in 2023 with only a partial period of corresponding cost in 2022.

Other practice operating costs decreased by $361,106 or 14%, to $2,205,085 in the year ended December 31, 2023 from $2,566,191 in the year ended December 31, 2022, primarily as a result of focused cost reduction efforts at all of our practices in 2023.

Cost of product revenue was $142,501 in the year ended December 31, 2023, a decrease of $320,655, or 69%, compared to $463,156 in the same period of 2022, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $954,088, or 21%, to $3,623,402 in the year ended December 31, 2023 compared to $4,577,490 in the year ended December 31, 2022, primarily due to lower personnel, legal and consulting, and other overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization decreased in the year ended December 31, 2023 by $477,454, or 58%, to $352,027 compared to $829,481 in the year ended December 31, 2022, primarily as a result of the full impairment of MOD depreciable intangible assets in fourth quarter 2022, eliminating approximately $177,000 in quarterly depreciation in 2023 and after. This decrease was offset by depreciation on NCFM intangible assets that were previously treated as indefinite lived and for which depreciation was initiated in 2023.

During the year ended December 31, 2023, we determined that triggering events had occurred that required impairment assessments of goodwill related to our AEU business. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the year ended December 31, 2023. During the year ended December 31, 2022, we determined that triggering events had occurred that required impairment assessments of the MOD Website. The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022. We determined that the asset group, which included the MOD Website and goodwill related to MOD, was not recoverable and, accordingly, recorded an impairment charge in the amount of $2,745,563 to adjust carrying value to its estimated fair value of $-0-. The impairment charge was allocated $1,979,314 to the intangible Website asset and $766,249 to goodwill.

Loss from operations decreased by $4,507,663, or 52%, to $4,151,711 in the year ended December 31, 2023 compared to $8,659,374 in the year ended December 31, 2022, primarily as a result of the MOD impairment charge in 2022, as well as lower selling, general and administrative costs in our corporate function and practice operating costs in our patient service facilities from focused cost cutting efforts.

Other Income (Expenses)

Loss on extinguishment of debt in the year ended December 31, 2023 was $145,212 resulting from extension and early repayment of notes payable during the year. Losses represent the excess of the repayment amount over the carrying value (net of unamortized discounts) of the debt instruments at the time of repayment and the excess of the fair value of extended debt and related warrant consideration over the fair value of debt before its extension. There were no gains or losses from the extinguishment of debt in the year ended December 31, 2022.

Gain from expiration of liability classified equity instruments was $92,641 in the year ended December 31, 2023 and resulted from the expiration of liability-classified warrants issued in 2020.

Financing cost in the year ended December 31, 2022 was $110,000, resulting from cash and stock-based fees paid in connection with the July 2022 SEPA (as defined herein). There were no financing costs in the year ended December 31, 2023.

Amortization of original issue and debt discounts on notes payable and convertible notes in the year ended December 31, 2023 was $427,808, an increase of $372,526, or 674%, compared to $55,282 in the year ended December 31, 2022. Amortization of discounts arose from warrants attached to debt instruments and original issue discounts on notes payable. The increase was due to higher notes payable balances, and therefore corresponding amortizable discount balances, in 2023 compared to 2022.

Gain from realization of contingent sale consideration receivable was $1,090,857 in the year ended December 31, 2023, resulting from actual proceeds received from contingent sale consideration related to the sale of AHP in the third quarter 2023 in excess of the amount estimated to be received at the time of the sale. Receipts of contingent sale consideration during the year ended December 31, 2023 included $1,750,000 gross ($1,540,000 net) in Incremental Cash Consideration and $1,873,993 gross ($1,186,231 net) from the 2022 MSSP Consideration.

Gain from the change in fair value of contingent acquisition consideration decreased by $768,905, or 99%, to $11,094 in the year ended December 31, 2023, compared to $779,999 in the year ended December 31, 2022. Because contingent acquisition consideration related to our acquisition of MOD is payable in a fixed number of shares, changes in the fair value of the contingent acquisition consideration fluctuates with our share price. During the year ended December 31, 2022, our share price decreased substantially, resulting in a decrease in the fair value of the contingent acquisition consideration liability and a corresponding gain from the change in fair value. With the repayment of NCFM contingent acquisition consideration in 2022 and the derecognition of CHM/AHP contingent acquisition consideration with the AHP Sale, the only remaining contingent acquisition consideration relates to MOD earnout year 4.

Interest expense increased by $60,987, or 267%, to $83,812 for the year ended December 31, 2023, compared to $22,825 in the year ended December 31, 2022, due to an increase in interest-bearing notes payable to related parties and third parties since the fourth quarter of 2022.

Total other income (expenses) decreased by $54,132, or 9%, to income of $537,760 in the year ended December 31, 2023 compared to income of $591,892 in the year ended December 31, 2022. The change was primarily a result of a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP Sale in 2023 and financing costs incurred in 2022, offset by lower gains from changes in fair value of contingent acquisition consideration and higher debt-related interest and discount amortization charges in 2023.

Loss from continuing operations decreased by $4,453,531, or 55%, to $3,613,951 in the year ended December 31, 2023, compared to $8,067,482 in the year ended December 31, 2022. The decreased loss was due primarily to reduced overhead and practice operating costs in 2023 from focused cost cutting efforts, lower impairment charges in 2023, and a gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP Sale in 2023. These improvements were offset by lower gains from changes in fair value of contingent acquisition consideration and higher debt-related interest and discount amortization charges in 2023.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2023 and 2022. Loss from operations of discontinued operations decreased by $675,941, or 90%, from $748,262 in the year ended December 31, 2022 to $72,321 in the year ended December 31, 2023. The decreased loss was due primarily to the fact that the business operated for a full year in 2022, while the 2023 loss reflects only two weeks of operations in 2023 as well as winding down costs of the discontinued operation after the sale on January 17, 2023.

Effective January 17, 2023, we completed the AHP Sale, at which time we discontinued the operations of CHM and ceased to have a controlling financial interest in AHP. In connection with the AHP Sale, as of January 17, 2023, we recognized the fair value of consideration received and receivable from the AHP Sale, recognized an indemnification liability related to potential claims resulting from the AHP Sale, derecognized the carrying value of assets and liabilities transferred to the Buyer or otherwise derecognized in connection with in the AHP Sale, and recorded a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized. Accordingly, we recorded a gain from disposal of AHP in the amount of $2,674,069 in the year ended December 31, 2023.

Net loss

Net loss decreased by $7,803,541, or 89%, to $1,012,203 in the year ended December 31, 2023, compared to $8,815,744 in the year ended December 31, 2022, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the year ended December 31, 2023, (ii) lower impairment charges in 2023, (iii) a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP Sale in 2023, and (iv) lower selling, general and administrative costs in our corporate function and practice operating costs from focused cost cutting efforts. The improvements were offset by lower gains from changes in fair value of contingent acquisition consideration and higher debt-related interest and discount amortization charges in 2023.

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

Impairment of MOD Website and Goodwill – 2022

During the fourth quarter of 2022, we determined that triggering events had occurred that required impairment assessments of the MOD Website. The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022. We determined that the asset group, which included the MOD Website and goodwill related to MOD, was not recoverable and, accordingly, recorded an impairment charge in the amount of $2,745,563 in the year ended December 31, 2022 to adjust carrying value to its estimated fair value of $-0-. The impairment charge was allocated $1,979,314 to the intangible Website asset and $766,249 to goodwill.

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

Impairment of AEU Goodwill – 2023

During the third quarter of 2023, we determined that triggering events had occurred that required an impairment assessment of the AEU goodwill. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the year ended December 31, 2023.

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

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (April 1, 2025).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before April 1, 2025 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through April 1, 2025. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of December 31, 2023, we had cash balances of $247,222, a working capital deficit of $1,755,864 and an accumulated deficit of $42,033,136. For the year ended December 31, 2023, we had a net loss of $1,012,203, which included a gain from the sale of AHP of $2,674,069 and a gain from the realization of contingent sale consideration receivable related to the sale of AHP of $1,090,857. Loss from continuing operations for the year ended December 31, 2023 was $3,613,951 and we used cash from operating activities of $4,144,868. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through December 31, 2023, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During the year ended December 31, 2023, we sold 225,000 shares of common stock, receiving $18,765 in proceeds, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in the year ended December 31, 2023. We have not sold any shares under the SEPA since January 2023.

During the year ended December 31, 2023, we issued 19 notes payable, including 12 to related parties and 7 to third parties, for aggregate net proceeds of $2,481,749. We also made repayments on notes payable totaling $2,507,662.

During the year ended December 31, 2023, we sold 15,952,992 shares of common stock to six separate sophisticated investors in private placement transactions. We received $850,000 in proceeds from the sales. In connection with the stock sales, we also issued 7,330,662 five-year warrants to purchase shares of common stock at exercise prices between $0.08 and $0.20 per share and a 6-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05.

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

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from contingent consideration related to the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through April 1, 2025. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

We plan to raise additional capital to fund our ongoing plan of operation.

Historical Cash Flows

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(4,020,022)	$(3,673,950)
Net cash used in discontinued operating activities	(124,846)	(689,070)
Net cash used in operating activities	(4,114,868)	(4,363,020)

Net cash provided by (used in) continuing investing activities	3,506,112	(544,750)
Net cash provided by (used in) discontinued investing activities	---	---
Net cash provided by (used in) investing activities	3,506,112	(544,750)

Net cash provided by continuing financing activities	824,087	1,678,015
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	824,087	1,678,015

Net increase (decrease) in cash from continuing operating	310,177	(2,540,685)
Net (decrease) in cash from discontinued operating	(124,846)	(689,070)
Net increase (decrease) in cash	$185,331	$(3,229,755)

Operating Activities – During the year ended December 31, 2023, we used cash from operating activities of $4,114,868, as compared with $4,363,020 in the year ended December 31, 2022. The decrease in cash usage results primarily from a decrease of $564,224 in cash used in operations of our discontinued ACO/MSO Division, which was sold in January 2023. Net cash used in continuing operating activities increased by $346,072, due primarily to more cash received in the fourth quarter of 2022 for the sale of NCFM Medical Membership and Concierge Services at NCFM than was realized in fourth quarter of 2023 for the sale of new Optimal Health 365 Access Plans.

Investing Activities – During the year ended December 31, 2023, we realized $3,506,112 from investing activities, comprised mostly of $3,507,612 cash proceeds received from the AHP Sale. During the year ended December 31, 2022, we used $544,750 in investing activities, including $313,802 used to acquire AEU (net of cash acquired), $207,384 contingent acquisition consideration payment paid to the sellers of NCFM related to the third and final year of earn-out, and $23,564 to acquire fixed assets.

Financing Activities – During the years ended December 31, 2023 and 2022, we had cash of $824,087 and $1,678,015, respectively, provided by financing activities. Cash provided by financing activities in 2023 was comprised of $850,000 proceeds from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $2,481,749 from the issuance of notes payable, offset by $2,507,662 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable). Cash provided by financing activities in 2022 was comprised of $956,787 from the sale of common stock (net of $279,415 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable), $943,300 from the issuance of notes payable, and $222,072 repayments against notes payable balances (net of $279,415 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable).

Exercise of Warrants and Options

No warrants or options were exercised during the year ended December 31, 2023.

During the year ended December 31, 2022, we received no proceeds from the exercise of warrants or options. We issued 1,394 shares upon cashless exercise of 12,500 employee option shares exercised using a cashless exercise feature.

Other Outstanding Obligations at December 31, 2023

As of December 31, 2023, 77,414,648 shares of our Common Stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.035 to $1.05.

As of December 31, 2023, 5,093,738 shares of our Common Stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.06 to $0.75.

As of December 31, 2023, 1,484,488 shares of our Common Stock are issuable pursuant to future vesting of stock grants.

As of December 31, 2023, 2,764,352 shares of our Common Stock are earned but unissued pursuant to consulting and director agreements.

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

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthLynked Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
April 1, 2024 PCAOB ID Number 587

 New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

HEALTHLYNKED CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$247,222	$61,891
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of December 31, 2023 and 2022, respectively	20,861	72,284
Inventory, net	133,222	192,833
Contract assets	5,110	269,736
Prepaid expenses and other	50,100	92,940
Contingent sale consideration receivable, current portion	199,645	---
Current assets held for sale	---	1,454,856
Total Current Assets	656,160	2,144,540

Property, plant and equipment, net of accumulated depreciation of $521,062 and $397,194 as of December 31, 2023 and 2022, respectively	290,755	413,123
Intangible assets, net of accumulated amortization of $258,690 and $30,531 as of December 31, 2023 and 2022, respectively	883,848	1,112,007
Goodwill	---	319,958
Right of use lease assets	935,812	540,181
Deferred equity compensation and deposits	50,047	50,907
Contingent sale consideration receivable, long term portion	1,463,518	---

Total Assets	$4,280,140	$4,580,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$611,989	$1,602,558
Contract liabilities	271,774	574,847
Lease liability, current portion	326,033	344,464
Notes payable and other amounts due to related party, net of unamortized original issue discount of $34,834 and $104,490 as of December 31, 2023 and 2022, respectively	471,742	506,110
Notes payable, current portion, net of unamortized original issue discount of $166,487 and $37,748 as of December 31, 2023 and 2022, respectively	584,323	291,650
Indemnification liability	143,974	---
Other current liabilities	2,189	130,068
Current liabilities held for sale	---	25,000
Total Current Liabilities	2,412,024	3,474,697

Long-Term Liabilities
Lease liability, long term portion	613,386	198,330
Government notes payable, long term portion	450,000	450,000
Other long-term liabilities	---	143,239

Total Liabilities	3,475,410	4,266,266

Commitments and contingencies (Note 15)

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 275,964,958 and 255,940,389 shares issued and outstanding as of December 31, 2023 and 2022, respectively	27,597	25,594
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,764,352 and 2,585,542 as of December 31, 2023 and 2022, respectively	281,682	225,584
Additional paid-in capital	42,525,837	41,081,455
Accumulated deficit	(42,033,136)	(41,020,933)
Total Shareholders’ Equity	804,730	314,450

Total Liabilities and Shareholders’ Equity	$4,280,140	$4,580,716

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenue
Patient service revenue, net	$5,484,278	$5,407,416
Subscription and event revenue	58,901	20,835
Product revenue	179,200	429,951
Total revenue	5,722,379	5,858,202

Operating Expenses and Costs
Practice salaries and benefits	3,231,117	3,335,695
Other practice operating expenses	2,205,085	2,566,191
Cost of product revenue	142,501	463,156
Selling, general and administrative expenses	3,623,402	4,577,490
Depreciation and amortization	352,027	829,481
Impairment loss	319,958	2,745,563
Total Operating Expenses and Costs	9,874,090	14,517,576

Loss from operations	(4,151,711)	(8,659,374)

Other Income (Expenses)
Loss on extinguishment of debt	(145,212)	---
Gain from expiration of liability classified equity instruments	92,641	---
Financing cost	---	(110,000)
Amortization of original issue discounts on notes payable	(427,808)	(55,282)
Gain from realization of contingent sale consideration receivable	1,090,857	---
Change in fair value of contingent acquisition consideration	11,094	779,999
Interest expense and other	(83,812)	(22,825)
Total other income (expenses)	537,760	591,892

Loss from continuing operations before provision for income taxes	(3,613,951)	(8,067,482)

Provision for income taxes	---	---

Loss from continuing operations	(3,613,951)	(8,067,482)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	(72,321)	(748,262)
Gain from disposal of discontinued operations	2,674,069	---
Gain (loss) on discontinued operations	2,601,748	(748,262)

Net loss	(1,012,203)	(8,815,744)

Deemed dividend - amortization of beneficial conversion feature	---	(353,571)

Net loss to common shareholders	$(1,012,203)	$(9,169,315)

Loss per share from continuing operations, basic and diluted:
Basic	$(0.01)	$(0.03)
Fully diluted	(0.01)	(0.03)

Gain (loss) on discontinued operations, basic and diluted:
Basic	$0.01	$(0.00)
Fully diluted	0.01	(0.00)

Net loss per share to common shareholders, basic and diluted:
Basic	$(0.00)	$(0.04)
Fully diluted	(0.00)	(0.04)

Weighted average number of common shares:
Basic	262,891,873	243,419,736
Fully diluted	262,891,873	243,419,736

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2023 AND 2022

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	237,893,473	2,750,000	23,789	2,750	282,347	39,100,197	(32,205,189)	7,203,894

Sales of common stock pursuant to Standby Equity Purchase Agreement	5,683,100	---	569	---	---	450,634	---	451,203
Stock based financing fees	895,255	---	90	---	---	99,910	---	100,000
Other sales of common stock	8,998,485	---	900	---	---	569,449	---	570,349
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	214,651	---	214,651
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	35,281	---	35,281
Shares issued in acquisition of AEU	871,633	---	79	---	---	103,725	---	103,804
Consultant and director fees payable with common shares and warrants	1,209,049	---	129	---	13,464	307,708	---	321,301
Shares and options issued to employees	388,000	---	38	---	(70,227)	199,900	---	129,711
Exercise of stock options	1,394	---	---	---	---	---	---	---
Net loss	---	---	---	---	---	---	(8,815,744)	(8,815,744)

Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	15,952,992	---	1,596	---	---	544,587	---	546,183
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	303,817	---	303,817
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	221,899	---	221,899
Fair value of warrants allocated to proceeds of third party debt	---	---	---	---	---	15,140	---	15,140
Fair value of beneficial conversion feature on third party note payable	---	---	---	---	---	33,000	---	33,000
Fair value of warrants issued to pay liability	---	---	---	---	---	10,820	---	10,820
Consultant and director fees payable with common shares and warrants	1,969,523	---	197	---	90,298	90,203	---	180,698
Shares and options issued to employees	1,147,500	---	115	---	(34,200)	153,008	---	118,923
Incremental fair value of repriced warrants	---	---	---	---	---	4,358	---	4,358
Shares issued to vendors	729,554	---	73	---	---	48,807	---	48,880
Net loss	---	---	---	---	---	---	(1,012,203)	(1,012,203)

Balance at December 31, 2023	275,964,958	2,750,000	27,597	2,750	281,682	42,525,837	(42,033,136)	804,730

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(1,012,203)	$(8,815,744)
Loss from discontinued operations	72,321	748,262
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	(2,674,069)	---
Depreciation and amortization	352,027	829,481
Impairment loss	319,958	2,745,563
Stock based compensation, including amortization of deferred equity compensation	303,979	439,763
Gain from expiration of liability classified equity instruments	(92,641)	---
Amortization of debt discount	427,808	55,282
Stock-based financing cost	---	100,000
Loss on extinguishment of debt	145,212	---
Gain from realization of contingent sale consideration receivable	(1,090,857)	---
Change in fair value of contingent acquisition consideration	(11,094)	(779,999)
Changes in operating assets and liabilities:
Accounts receivable	28,916	36,510
Inventory	59,611	(44,631)
Contract assets	264,626	(269,736)
Prepaid expenses and deposits	(31,299)	51,532
Right of use lease assets	403,287	351,718
Accounts payable and accrued expenses	(780,239)	701,605
Lease liability	(402,292)	(350,566)
Contract liabilities	(303,073)	527,010
Net cash used in continuing operating activities	(4,020,022)	(3,673,950)
Net cash used in discontinued operating activities	(124,846)	(689,070)
Net cash used in operating activities	(4,144,868)	(4,363,020)

Cash Flows from Investing Activities
Acquisition, net of cash acquired	---	(313,802)
Payment of contingent acquisition consideration	---	(207,384)
Proceeds from sale of discontinued operations	3,507,612	---
Acquisition of property and equipment	(1,500)	(23,564)
Net cash provided by (used in) continuing investing activities	3,506,112	(544,750)
Net cash used in discontinued investing activities	---	---
Net cash provided by (used in) investing activities	3,506,112	(544,750)

Cash Flows from Financing Activities
Proceeds from sale of common stock	850,000	956,787
Proceeds from related party notes payable	1,198,500	260,000
Proceeds from third party notes payable	1,283,249	683,300
Repayment of related party notes payable	(1,411,004)	(28,000)
Repayment of third party notes payable	(1,096,658)	(194,072)
Net cash provided by continuing financing activities	824,087	1,678,015
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	824,087	1,678,015

Net increase (decrease) in cash	185,331	(3,229,755)
Cash, beginning of period	61,891	3,291,646

Cash, end of period	$247,222	$61,891

(continued)

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2023		2022
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$21,041		$5,923
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period		$108,928		$305,069
Net carrying value of equity liabilities (assets) written off		$64,647		$428,859
Recognition of operating lease: right of use asset and lease liability		$798,918		$284,905
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance		$18,765		$279,415
Debt discount and original issue discount allocated to proceeds of notes payable		$367,919		$153,631
Fair value of warrants allocated to proceeds of notes payable		$187,013		$35,281
Fair value of beneficial conversion feature allocated to proceeds of notes payable		$33,000	$	---
Fair value of warrants issued to extend debt		$50,025	$	---
Warrant liability incurred in connection with collection of contingent sale consideration receivable		$10,820	$	---
Fair value of shares issued to pay vendor accounts payable balance		$48,881	$	---
Fair value of shares issued as purchase price consideration	$	---		$103,804

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company currently operates in three distinct divisions: the Health Services Division, the Digital Healthcare Division, and the Medical Distribution Division. The Health Services division is comprised of the operations of (i) Naples Women’s Center (“NWC”), a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology) and General Practice, (ii) Naples Center for Functional Medicine (“NCFM”), a Functional Medical Practice engaged in improving the health of its patients through individualized and integrative health care, (iii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which enables patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MedOffice Direct LLC (“MOD”), a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the year ended December 31, 2023, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time includes revenue from NCFM annual access contracts (called the Medical Membership and Concierge Program prior to October 1, 2023 and Optimal Health 365 Access Plan thereafter), NWC annual administration fees, and BTG physical therapy bundles. Revenue from NCFM Medical Memberships and Concierge contracts and NWC annual administration fees, which include bundled products and services that have substantially the same pattern of transfer to the customer, is recognized over the period of delivery, which is the same as the period of the contract (typically, one year). Revenue from prepaid BTG physical therapy bundles, for which performance obligations are satisfied over time as visits are incurred, is recognized based on actual visits incurred in relation to total expected visits. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided and, where applicable, contract assets for recoverable amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained. The Company believes that these methods provide a faithful depiction of the transfer of services over the term of the performance obligations based on the inputs needed to satisfy the obligation.

Revenue for performance obligations satisfied at a point in time, which includes all patient service revenue other than NCFM annual access contracts, NWC annual administration fees, and BTG physical therapy bundles, is recognized when goods or services are provided at the time of the patient visit, and at which time the Company is not required to provide additional goods or services to the patient.

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the years ended December 31, 2023 or 2022 to the judgments applied in determining the amount and timing of patient service revenue.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains a return policy that allows customers to return a product within a specified period of time prior to and subsequent to the expiration date of the product. The Company analyzes the need for a product return allowance at the end of each period based on eligible products.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of December 31, 2023 and 2022, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 58% of total billings. Trade accounts receivable are recorded at this net amount. As of December 31, 2023 and 2022, the Company’s gross patient services accounts receivable were $34,481 and $98,180, respectively, and net patient services accounts receivable were $20,861 and $49,777, respectively, based upon net reporting of accounts receivable. The Company also had consulting accounts receivable of $-0- and $22,506 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. See Note 7, “Intangible Assets and Goodwill,” for further discussion of impairment charges in the years ended December 31, 2023 and 2022.

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

DECEMBER 31, 2023 AND 2022

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the years ended December 31, 2023 and 2022, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

DECEMBER 31, 2023 AND 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2023 and 2022, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2023 and 2022, potentially dilutive securities were comprised of (i) 77,414,648 and 68,109,094 warrants outstanding, respectively, (ii) 5,093,738 and 5,222,982 stock options outstanding, respectively, (iii) 1,484,488 and 1,651,435 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 2,764,352 and 2,585,542 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the years ended December 31, 2023 and 2022.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to us.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (April 1, 2025). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before April 1, 2025.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS (CONTINUED)

As of December 31, 2023, the Company had cash balances of $247,222, a working capital deficit of $1,755,864 and an accumulated deficit of $42,033,136. For the year ended December 31, 2023, the Company had a net loss of $1,012,203, which included a gain from the sale of AHP of $2,674,069 and a gain from the realization of contingent sale consideration receivable related to the sale of AHP of $1,090,857. Loss from continuing operations for the year ended December 31, 2023 was $3,613,951 and the Company used cash from operating activities of $4,144,868. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement, the $31,381 Stub Period Reimbursement (defined below) in March 2023, $1,750,000 ($1,540,000 net after commissions) during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement, and $1,873,993 ($1,186,231 net after commissions and other expenses) related to AHP’s Plan Year 2022 MSSP shared savings. The Company may also receive future proceeds under the AHP Merger Agreement comprised of (i) up to $500,000 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings to reimburse amounts advanced to participating physicians at signing, and (ii) proceeds from sale of shares of the Buyer’s common stock if the Buyer completes an initial public offering by February 1, 2025.

During the year ended December 31, 2023, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $2,481,749 for the issuance of 19 separate notes payable and made repayments on existing and new notes payable to related parties and third parties totaling $2,507,662, and (ii) received $850,000 proceeds from the sale of its common stock.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the year ended December 31, 2023, the Company sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a July 19, 2022 promissory note payable to Yorkville that was retired in March 2023.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through April 1, 2025. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (3) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022 (the “2022 MSSP Consideration”), of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in October 2023; (4) in the event that Buyer completes a planned initial public offering (“IPO”) by February 1, 2025, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”); (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will be reimbursed to HealthLynked by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”)($31,381 paid in March 2023). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

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

DECEMBER 31, 2023 AND 2022

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

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Revenue:
Consulting revenue	$23,646	$339,865
Total revenue	23,646	339,865

Operating Expenses and Costs:
Medicare shared savings expenses	95,967	1,088,127

Loss from operations of discontinued operations before income taxes	(72,321)	(748,262)
Provision for income taxes	---	---

Loss from discontinued operations, net of income taxes	$(72,321)	$(748,262)

Net cash used in operations of the ACO/MSO Division was $124,846 and $689,070 in the years ended December 31, 2023 and 2022, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the years ended December 31, 2023 and 2022.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Receipts of Contingent Sale Consideration Receivable

The Company received $750,000 upon signing of the AHP Merger Agreement, the $31,381 Stub Period Reimbursement in March 2023, $1,750,000 ($1,540,000 net after commissions) Incremental Cash Consideration during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement, and $1,873,993 ($1,186,231 net after commissions and other expenses) in October 2023 related to AHP’s Plan Year 2022 MSSP shared savings.

Upon resolution of the amount of Incremental Cash Consideration and 2022 MSSP Consideration to be received by the Company, the Company recorded a gain on realization of the contingent sale consideration receivable for the excess of cash consideration received over the carrying value of the contingent assets resolved. This gain is reflected in the “Other Income (Expense)” section of the accompanying Statements of Operations. Gains recognized during the year ended December 31, 2023 were as follows:

	Resolved Net	Less: Estimated	Gain (loss) on
	Settlement	Fair Value on	Realization of
	Amount	Sale Date	Contingency
Upfront Cash Consideration	$750,000	$(750,000)	$ ---
Stub Period Reimbursement	31,381	(31,381)	---
Incremental Cash Consideration	1,540,000	(1,311,567)	228,433
2022 MSSP Consideration	1,175,411	(312,987)	862,424
Total	$3,496,792	$(2,405,935)	$1,090,857

The carrying value of the remaining unresolved components of contingent consideration receivable as of December 31, 2023 was as follows:

IPO Share Consideration	$1,463,518
Physician Advance Consideration	199,645
Remaining contingent sale consideration receivable	$1,663,163

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 5 – ACQUISITION (CONTINUED)

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

Inventory	$13,272
Fixed assets	152,759
Right of use lease asset	80,264
Accounts payable and accruals	(33,037)
Loans payable	(35,346)
Lease liability	(80,264)

Fair Value of Identifiable Assets Acquired and Liabilities Assumed	$97,648

Goodwill of $319,958 arising from the acquisition consisted of value associated with the legacy name. None of the goodwill recognized was deductible for income tax purposes.

The following table represents the pro forma consolidated income statement as if AEU had been included in the consolidated results of the Company for the year ended December 31, 2022. The operations of AEU were included in the Company’s consolidated financial results for the full year ended December 31, 2023.

Year Ended December 31, 2022
Revenue	$6,127,394
Net loss	$(5,930,867)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of AEU to reflect the additional depreciation that would have been charged assuming the fair value adjustments to property, plant and equipment had been applied on January 1 of the period presented.

NOTE 6 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Insurance prepayments	$11,209	$17,733
Other expense prepayments	38,391	6,989
Rent deposits	50,547	44,125
Deferred equity compensation	---	75,000
Total prepaid expenses and other	100,147	143,847
Less: long term portion	(50,047)	(50,907)
Prepaid expenses and other, current portion	$50,100	$92,940

Deferred equity compensation reflects common stock grants made in 2021 and 2022 from the Company’s 2021 Equity Incentive Plan that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. The original grant date fair value of the equity compensation was $-0- and $90,000 in the years ended December 31, 2023 and 2022, respectively. Amortization was $10,353 and $46,771 in the years ended December 31, 2023 and 2022, respectively. Unearned amounts written off were $64,647 and $13,338 in the years ended December 31, 2023 and 2022, respectively. Amounts related to the grants were written off in the fourth quarter of 2023 due to forfeiture of the future grants upon termination of the grantee. At inception, the Company recorded a corresponding liability captioned “Liability-classified equity instruments” which was also written off in the fourth quarter of 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 7 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Medical equipment	$493,854	$493,854
Furniture, office equipment and leasehold improvements	317,963	316,463

Total property, plant and equipment	811,817	810,317
Less: accumulated depreciation	(521,062)	(397,194)

Property, plant and equipment, net	$290,755	$413,123

Depreciation expense during the years ended December 31, 2023 and 2022 was $123,868 and $113,681, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023		2022

NCFM: Medical database		$1,101,538	$1,101,538
NCFM: Website		41,000	41,000

Total intangible assets		1,142,538	1,142,538
Less: accumulated amortization		(258,690)	(30,531)

Intangible assets, net		$883,848	$1,112,007

Goodwill	$	---	$319,958

Goodwill and intangible assets recorded during 2022 and 2023 arose from the acquisitions of NCFM in April 2019, MOD in October 2020, and AEU in May 2022. Prior to December 31, 2022, the NCFM medical database was assumed to have an indefinite life and was not amortized. As of December 31, 2022, the Company determined that developing healthcare technologies have the potential to render certain of the protocols in the NCFM medical database obsolete. Accordingly, the Company determined that the NCFM medical database should be prospectively amortized over an estimated five-year useful life. Prior to its impairment in 2022 as described below, the Company had recorded an intangible asset related to the MOD website, which was being amortized on a straight-line basis over its estimated useful life of five years. Amortization expense related to intangible assets in the years ended December 31, 2023 and 2022 was $228,159 and $715,800, respectively.

Goodwill arose as a result of the excess of consideration transferred over the fair value of the net identifiable assets acquired related to the acquisitions of MOD and AEU. Goodwill related to MOD and AEU was fully impaired in 2022 and 2023, respectively, as described below.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Impairment of MOD Website and Goodwill

During the fourth quarter of 2022, the Company determined that triggering events had occurred that required impairment assessments of the MOD Website. The triggering events included (i) a material decline in revenue during 2022, and during fourth quarter 2022 in particular, from the reporting unit’s existing customer base, (ii) delays in realization of material increases in revenue from new marketing channels, and (iii) an inability to achieve profitability during 2022 despite a fundamental pricing and profit margin restructuring implemented in fourth quarter of 2022. An impairment loss is recognized if the carrying amount of an intangible asset that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. The amount of impairment loss is measured as the excess of the asset’s (or asset group’s) carrying value over its fair value. The Company determined that the asset group, which included the MOD Website and goodwill related to MOD, was not recoverable and, accordingly, recorded an impairment charge in the amount of $2,745,563 in the year ended December 31, 2022 to adjust carrying value to its estimated fair value of $-0-. The impairment charge was allocated $1,979,314 to the intangible Website asset and $766,249 to goodwill.

Impairment of AEU Goodwill

In connection with the acquisition of AEU in May 2022, the Company recorded goodwill of $319,958, representing the excess fair value of consideration transferred over the fair value of the net identifiable assets acquired.

During the third quarter of 2023, the Company determined that triggering events had occurred that required an impairment assessment of the AEU goodwill. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. The Company determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the year ended December 31, 2023.

NOTE 9 – LEASES

The Company has separate operating leases, and related amendments thereto, for office space related to its NWC, NCFM, BTG and AEU practices, its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2024, March 2026, November 2026, and January 2027, respectively. As of December 31, 2023, the Company’s weighted-average remaining lease term relating to its operating leases was 2.6 years, with a weighted-average discount rate of 15.33%. Effective April 1, 2023, the Company entered into an extension of its existing lease for its BTG office through March 31, 2023. Effective August 1, 2023, the Company entered into an extension of its existing lease for its NWC office through July 31, 2026. Effective December 1, 2023, the Company entered into an extension of its existing lease for its corporate headquarters office through November 30, 2026.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Lease assets	$935,812	$540,181

Lease liabilities
Lease liabilities (short term)	$326,033	$344,464
Lease liabilities (long term)	613,386	198,330
Total lease liabilities	$939,419	$542,794

Lease expense was $468,901 and $430,719 in the years ended December 31, 2023 and 2022, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 9 – LEASES (CONTINUED)

Maturities of operating lease liabilities were as follows as of December 31, 2023:

2024	$528,579
2025	467,994
2026	335,634
2027	990
Total lease payments	1,333,197
Less interest	(393,778)
Present value of lease liabilities	$939,419

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Trade accounts payable	$251,479	$863,662
Accrued payroll liabilities	110,103	190,633
Accrued operating expenses	91,238	389,655
Accrued interest	57,074	63,615
Accrued commissions payable from 2022 MSSP Consideration (a)	100,000	---
Accrued warrant liability (b)	---	92,641
Product return allowance	2,095	2,352
	$611,989	$1,602,558

(a)	During September 2023, AHP received from the CMS a final determination of AHP’s Plan Year 2022 MSSP shared savings, of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in satisfaction of the 2022 MSSP Consideration. Gross payment was received by the Company in October 2023. As of December 31, 2023, the Company’s remaining accrued commissions and other fees payable resulting from the receipt and prior consideration received in the amount of $100,000. See Note 4 for complete description of the AHP sale and related consideration.

(b)	During the year ended December 31, 2023, the Company wrote off a liability in the amount of $92,641 related to a dispute over unexercised warrants. The warrants in question expired unexercised during July 2023.

NOTE 11 – CONTRACT ASSETS AND LIABILITIES

Contract assets were $5,110 and $269,736 as of December 31, 2023 and 2022, respectively. Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

Amounts related to contract liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Patient services paid but not provided - NCFM (i)	$95,334	$491,020
Patient services paid but not provided - BTG (ii)	100,857	78,120
Patient services paid but not provided – NWC (iii)	75,438	---
Unshipped products – MOD (iv)	145	5,707
	$271,774	$574,847

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 11 – CONTRACT ASSETS AND LIABILITIES (CONTINUED)

Contract liabilities relate to (i) NCFM annual access contracts, including Medical Membership, Concierge Service and Optimal Health 365 Access Plan contracts pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, (ii) BTG contracts pursuant to which patients prepay for access to a fixed number of visits used at the patients’ discretion, (iii) NWC annual administration fees, and (iv) MOD sold but unshipped products.

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2023 and 2022 were comprised of the following:

	December 31,
	2023		2022

Note Payable to Dr. Michael Dent, November 2022	$	---	$172,500
Note Payable to Dr. Michael Dent, December 2022		---	137,500
Note Payable to Dr. Michael Dent, March 2023		12,601	---
Note Payable to Dr. Michael Dent, June 2023		26,875	---
Note Payable to Dr. Michael Dent, December 2023		166,500	---
Face value of notes payable to related party		205,976	310,000
Less: unamortized discounts		(34,834)	(104,490)
Notes payable to related party, total		171,142	205,510
Plus deferred compensation payable to Dr. Michael Dent		300,600	300,600
Total due to related party		$471,742	$506,110

Notes Payable to Dr. Michael Dent and George O’Leary

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company was required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount was being amortized over the life of the November MCA. The Company made payments totaling $172,500 and $22,500 in the years ended December 31, 2023 and 2022, respectively. Amortization of debt discount was $38,836 and $6,164 in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, remaining payments were $-0- and $172,500, respectively, and the net carrying value was $-0- and $133,664, respectively.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company was required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount was being amortized over the life of the December MCA. The Company made payments totaling $137,500 and $5,500 in the years ended December 31, 2023 and 2022, respectively. Amortization of debt discount was $65,655 and $2,626 in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, remaining payments were $-0- and $137,500, respectively, and the net carrying value was $-0- and $71,845, respectively.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $269 and $53, respectively, in the year ended December 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $3,582 in the year ended December 31, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the year ended December 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $41,181 in the year ended December 31, 2023.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum and matured six months from issuance. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount was amortized over the life of the February 2023 Dent Note. The February 2023 Dent Note was repaid in full during August 2023. Amortization of debt discount and interest expense prior to repayment were $50,989 and $13,875, respectively, in the year ended December 31, 2023. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment.

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of December 31, 2023, the March 2023 Dent Note was not in default and the Company was in compliance with the stated loan covenants. The Company made payments totaling $113,410 and $-0- in the years ended December 31, 2023 and 2022, respectively. Amortization of debt discount was $23,507 and $-0- in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, remaining payments were $12,601 and $-0-, respectively, and the net carrying value was $10,097 and $-0-, respectively. The final payment on the March 2023 Dent Note was subsequently made, and the note retired, in January 2024.

On April 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bore a fixed interest charge of $15,000 (15% per annum) and had an original maturity date of May 12, 2023. At inception, the Company recorded a note payable in the amount of $115,000 and a discount against the note of $15,000, representing the difference between the total required repayments and the net proceeds received. On May 12, 2023, the Company issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date of the April 2023 Dent Note until September 30, 2023. The April 2023 Dent Note was repaid in full on June 29, 2023. Amortization of debt discount prior to repayment was $15,000 in the year ended December 31, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $31,621 in the year ended December 31, 2023.

On April 27, 2023, the Company issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bore a fixed interest charge of $5,250 (15% per annum) and was scheduled to mature May 25, 2023. At inception, the Company recorded a note payable in the amount of $40,250 and a discount against the note of $5,250, representing the difference between the total required repayments and the net proceeds received. On June 2, 2023, the Company issued 261,194 five-year warrants with an exercise price of $0.067 to Mr. O’Leary in exchange for extending the maturity date of the April 2023 O’Leary Note until July 13, 2023. The April 2023 O’Leary Note was repaid in full on June 15, 2023. Amortization of debt discount prior to repayment was $5,250 in the year ended December 31, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $12,549 in the year ended December 31, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 8, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note”). Net proceeds were $30,000. The June 2023 Dent Note bore a fixed interest charge of $4,500 (15% per annum) and had a maturity date of June 30, 2023. At inception, the Company recorded a note payable in the amount of $34,500 and a discount against the note of $4,500, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $4,500 in the year ended December 31, 2023. The June 2023 Dent Note was repaid in full on June 29, 2023. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. Amortization of the debt discount was $1,875 in the year ended December 31, 2023. As of December 31, 2023, the remaining payments were $26,875 and $-0-, respectively, and the net carrying value was $26,875. As of December 31, 2023, the June 2023 Dent Note II was not in default and the Company was in compliance with the stated loan covenants. The June 2023 Dent Note II was subsequently repaid in full and retired in January 2024.

On August 17, 2023, the Company issued to a trust controlled by Dr. Dent a promissory note (the “August 2023 Dent Note”) with an initial stated principal amount equal to $330,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The August 2023 Dent Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. The Company received net proceeds of $308,500 after discounts and fees. In connection with the note, the Company issued 500,000 five-year warrants to the holder with an exercise price of $0.15. The fair value of the warrants was $25,311. At inception, the Company recorded a note payable in the amount of $343,200 and a discount against the note payable of $56,739 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $30,261 in the year ended December 31, 2023. The August 2023 Dent Note was repaid in full in October 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $26,478 in the year ended December 31, 2023.

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

On September 13, 2023, the Company issued to Dr. Michael Dent a promissory note with a face value of $93,500 (the “September 2023 Dent Note”). Net proceeds were $85,000. The September 2023 Dent Note bore a fixed interest charge of $8,500 (10% per annum) and had a maturity date of October 12, 2023. In connection with the note, the Company issued 850,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $31,714. At inception, the Company recorded a note payable in the amount of $93,500 and a discount against the note payable of $30,672 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $29,615 in the year ended December 31, 2023. The September 2023 Dent Note was repaid in full in October 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $1,058 in the year ended December 31, 2023.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent a promissory note with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bears a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matures on February 28, 2024. The Company received net proceeds of $150,000 after discounts and fees. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. Amortization of the debt discount was $16,439 in the year ended December 31, 2023. No payments were made on the December 2023 Dent Note during the year ended December 31, 2023. As of December 31, 2023, the remaining payments were $166,500 and the net carrying value was $134,170. As of December 31, 2023, the December 2023 Dent Note was not in default and the Company was in compliance with the stated loan covenants.

Interest accrued on respective loans as of December 31, 2023 and 2022 was $7,456 and $-0-, respectively. Interest expense on the loans was $21,331 and $-0- in the years ended December 31, 2023 and 2022, respectively

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 12 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Deferred Compensation Payable to Dr. Michael Dent

There was no activity related to deferred compensation payable to Dr. Michael Dent and therefore, as of December 31, 2023 and 2022, the balance was $300,600 and $300,600, respectively.

Other Related Transactions

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2023 and 2022, we had 408,164 and 402,144 shares, respectively, issuable to our directors under such compensation arrangements.

During the years ended December 31, 2023 and 2022, the Company paid Dr. Dent’s spouse $139,423 and $128,269, respectively, in consulting fees pursuant to a consulting agreement.

NOTE 13 – NOTES PAYABLE

Notes payable as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

SBA Disaster Relief Loans	$450,000	$450,000
Yorkville Note Payable I, July 2022	---	168,300
1800 Diagonal Note Payable I, October 2022	---	129,705
AEU Note Payable, November 2022	---	31,393
1800 Diagonal Note Payable III, August 2023	97,279	---
Yorkville Note Payable III, November 2023	302,400	---
1800 Diagonal Note Payable III, December 2023	162,131	---
Yorkville Note Payable III, December 2023	189,000	---
Face value of notes payable	1,200,810	779,398
Less: unamortized discounts	(166,487)	(37,748)
Notes payable, total	1,034,323	741,650
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$584,323	$291,650

Government Notes Payable

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

Interest accrued on SBA loans as of December 31, 2023 and 2022 was $27,628 and $41,625, respectively. Interest expense on the loans was $7,533 and $16,902 in the years ended December 31, 2023 and 2022, respectively. Payments against interest were $21,530 and $-0- in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Other Notes Payable

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 13 – NOTES PAYABLE (CONTINUED)

On July 19, 2022, the Company issued to Yorkville the Promissory Note with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrued interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment included a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. The remaining principal amount of the Amended Note, $224,400, was required to be repaid by the Company in four equal monthly installments of $56,100 beginning on December 15, 2022. Because the present value of cash did not change by more than 10% as a result of the Amended Note, the Amended Note was treated as a modification with no gain or loss on extinguishment recorded. Amortization expense related to the discount was $4,748 and $33,752 in the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company made payments of $168,300 and $392,700, respectively, against the Promissory Note, including $18,765 and $279,415, respectively, applied from proceeds of sales of common stock under the SEPA. The final installment payment was made and the Amended Note was retired in March 2023.

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note did not bear interest in excess of the original issue discount and had a maturity date of October 31, 2023. The Company was required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. During the years ended December 31, 2023 and 2022, amortization expense related to the note discount was $29,012 and $8,119, respectively, and the Company made payments of $129,705 and $32,426, respectively, against the outstanding balance. The final installment payment was made and the October 2022 Note was retired in August 2023.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts (the “AEU Loan”). At inception of the note, the Company recognized a discount of $5,209. During the years ended December 31, 2023 and 2022, amortization expense related to the note discount was $3,998 and $1,221, respectively, and the Company made payments of $31,394 and $9,615, respectively, against the outstanding balance. The final installment payment was made and the AEU Loan was retired in June 2023.

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note does not bear interest in excess of the original issue discount and matures on March 10, 2024. The Company was required to make 10 monthly payments of $13,077 starting April 30, 2023 and ending on January 31, 2024. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $25,993 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $130,771 and $-0- in the years ended December 31, 2023 and 2022, respectively. The final installment payment was made and the March 2023 Note was retired in December 2023. In connection with the early repayment, the company recognized a loss on extinguishment of debt of $4,778 in the year ended December 31, 2023.

On May 10, 2023, the Company issued to Yorkville a note payable (the “May 2023 Note”) with an initial principal amount equal to $330,000 at a purchase price equal to the principal amount of the May 2023 Note less any original issue discounts and fees. The Company received net proceeds of $308,500. The May 2023 Note was scheduled to mature on July 31, 2023. The May 2023 Note accrued interest at a rate of 0% but was issued with 5% original issue discount. The May 2023 Note was scheduled to be repaid in four equal semi-monthly installments beginning on June 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. At inception, the Company recorded a discount against the note of $34,700, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $34,700 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $343,200 and $-0- in the years ended December 31, 2023 and 2022, respectively. The final installment payment was made and the May 2023 Note was retired in July 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 13 – NOTES PAYABLE (CONTINUED)

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note does not bear interest in excess of the original issue discount and matures on June 30, 2024. The Company is required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $16,401 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $64,852 and $-0- in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, remaining payments were $97,279 and $-0-, respectively, and the net carrying value was $76,549 and $-0-, respectively. The August 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of December 31, 2023, the August 2023 Note was not in default and the Company was in compliance with the stated loan requirements.

On September 18, 2023, the Company issued to Yorkville a note payable (the “September 2023 Note”) with an initial principal amount equal to $165,000 at a purchase price equal to the principal amount of the September 2023 Note less any original issue discounts and fees. The Company received net proceeds of $151,750. The September 2023 Note was scheduled to mature on November 30, 2023. The September 2023 Note accrued interest at a rate of 0% but was issued with 5% original issue discount and was scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $171,600 in cash repayments. In connection with the note, the Company issued 500,000 three-year warrants to the holder with an exercise price of $0.10. The fair value of the warrants was $17,312. At inception, the Company recognized a note payable in the amount of $171,600 and a discount against the note payable of $34,990 for the allocated fair value of the original issue discount and warrants. Amortization expense related to the note discount was $11,024 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $171,600 and $-0- in the years ended December 31, 2023 and 2022, respectively. The September 2023 Note was repaid in full and retired in October 2023. In connection with the early repayment, the company recognized a loss on extinguishment of debt of $23,966 in the year ended December 31, 2023.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note is scheduled to mature on September 3, 2024. The November 2023 Note accrues interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $11,600 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made payments against the outstanding balance of $75,600 and $-0- in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, remaining payments were $302,400 and $-0-, respectively, and the net carrying value was $253,000 and $-0-, respectively.

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I does not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company is required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $2,291 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made no payments against the outstanding in the years ended December 31, 2023 or 2022. As of December 31, 2023 and 2022, remaining payments were $162,131 and $-0-, respectively, and the net carrying value was $127,291 and $-0-, respectively. The December 2023 Note I gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of December 31, 2023, the December 2023 Note I was not in default and the Company was in compliance with the stated loan requirements.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 13 – NOTES PAYABLE (CONTINUED)

On December 13, 2023, the Company issued to Yorkville a note payable (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II is scheduled to mature on September 3, 2024. The December 2023 Note II accrues interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received . The discount is being amortized over the repayment period. Amortization expense related to the note discount was $4,483 and $-0- in the years ended December 31, 2023 and 2022, respectively. The Company made no payments against the December 2023 Note II in the years ended December 31, 2023 or 2022. As of December 31, 2023 and 2022, remaining payments were $189,000 and $-0-, respectively, and the net carrying value was $127,483 and $-0-, respectively.

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

During the year ended December 31, 2023, the Company sold 225,000 shares of its common stock, receiving $18,765 in proceeds, all of which was applied to the balance of the July 2022 Note that was retired in first quarter 2023. During the year ended December 31, 2022, the Company made 21 advances under the SEPA, receiving $451,202 in proceeds for the issuance of 5,683,100 shares of common stock, of which $279,415 was applied to the balance of the Promissory Note.

Private Placements

During the year ended December 31, 2023, the Company sold 15,952,992 shares of common stock to six separate sophisticated investors in private placement transactions. The Company received $850,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 7,330,662 five-year warrants to purchase shares of common stock at exercise prices between $0.08 and $0.20 per share and a 6-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05. Of the $850,000 proceeds, $546,183 was allocated to common stock and $303,817 to warrants.

During the year ended December 31, 2022, the Company sold 8,998,485 shares of common stock to eight separate investors in private placement transactions. The Company received $785,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 6,249,244 five-year warrants to purchase shares of common stock at exercise prices between $0.10 and $0.25 per share. Of the $785,000 proceeds, $570,348 was allocated to common stock and $214,652 to warrants.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Shares issued to Consultants

During the years ended December 31, 2023 and 2022, the Company issued 200,000 and 664,076 common shares, respectively, to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $15,400 and $59,005 in the years ended December 31, 2023 and 2022, respectively.

Common Stock Issuable

As of December 31, 2023 and 2022, the Company was obligated to issue the following shares:

	December 31, 2023		December 31, 2022
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$261,682	2,356,188	$210,584	2,183,398
Shares issuable to independent directors	20,000	408,164	15,000	402,144
	$281,682	2,764,352	$225,584	2,585,542

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2023 and 2022are summarized as follows:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	68,109,094	$0.22	59,796,992	$0.25
Granted during the period	18,487,860	$0.10	9,392,101	$0.10
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(9,182,306)	$(0.14)	(1,079,999)	$(0.40)
Outstanding at end of the period	77,414,648	$0.20	68,109,094	$0.23

Exercisable at end of the period	77,414,648	$0.20	68,109,094	$0.23

Weighted average remaining life	2.2 years		2.5 years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2023:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	23,308,289	2.0	$0.07	23,308,289	$0.07
$0.10 to 0.24	23,525,175	2.9	$0.15	23,525,175	$0.15
$0.25 to 0.49	27,621,260	1.7	$0.31	27,621,260	$0.31
$0.50 to 1.05	2,959,924	2.5	$0.68	2,959,924	$0.68
$0.05 to 1.00	77,414,648	2.2	$0.20	77,414,648	$0.20

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the years ended December 31, 2023 and 2022, the Company issued 18,487,860 and 9,392,101 warrants, respectively, the aggregate grant date fair value of which was $794,220 and $333,162, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.45% to 5.43%	2.82% to 4.64%
Expected life range (in years)	0.28 years to 5.00 years	5.00 years
Volatility range	126.30% to 165.20%	69.69% to 97.27%
Dividend yield	0.00%	0.00%
Probability of exercise	80.00%	80.00%

There were no warrants exercised during the years ended December 31, 2023 or 2022.

Employee Equity Incentive Plans

On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by the Board, or a committee that may be appointed by the Board in the future. The 2016 EIP expired during 2021 but allows for the prospective issuance of common shares upon vesting of stock awards or exercise of stock options granted prior to expiration of the 2016 EIP.

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

Amounts recognized in the financial statements with respect to the EIPs in the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023		2022
Total cost of share-based payment plans during the period		$228,978		$418,617
Amounts capitalized in deferred equity compensation during period	$	---		$(90,000)
Amounts written off from deferred equity compensation during period		$64,647		$119,479
Amounts charged against income for amounts previously capitalized		$10,353		$(8,333)
Amounts charged against income, before income tax benefit		$303,979		$439,763
Amount of related income tax benefit recognized in income	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the years ended December 31, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (Yrs.)	Value
Outstanding at January 1, 2022	3,456,250	$0.20	6.5	873,096
Granted during the period	2,211,232	$0.10
Exercised during the period	(12,500)	$(0.26)
Forfeited during the period	(432,000)	$(0.31)

Outstanding at December 31, 2022	5,222,982	$0.17	7.2	10,200
Granted during the period	493,756	$0.07
Exercised during the period	---	$ ---
Forfeited during the period	(623,000)	$(0.18)

Outstanding at December 31, 2023	5,093,738	$0.16	6.3	2,400

Exercisable at December 31, 2023	4,020,654	$0.17	5.7	950

As of December 31, 2023, there was $64,281 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $0.05 and $0.06, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $89,270 and $77,025, respectively. The aggregate intrinsic value of share options exercised during the years ended December 31, 2023 and 2022 was $-0- and $388, respectively. During the year ended December 31, 2022, the Company issued 1,394 shares upon cashless exercise of 12,500 option shares exercised using a cashless exercise feature. Stock based compensation expense related to stock options was $94,598 and $115,145 in the years ended December 31, 2023 and 2022, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the years ended December 31, 2023 and 2022 was calculated using the following range of assumptions:

	2023	2022
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.48% to 3.89%	2.81% to 2.90%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	145.03% to 168.24%	74.38% to 74.50%
Dividend yield	0.00%	0.00%
Probability of exercise	20.00% to 30.00%	20.00% to 30.00%

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 14 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the years ended December 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	2,260,417	$0.08	858,750	$0.23
Granted	493,756	$0.05	2,211,232	$0.06
Vested	(1,264,589)	$(0.07)	(515,315)	$(0.15)
Forfeited	(416,500)	$(0.11)	(294,250)	$(0.26)
Nonvested options at end of period	1,073,084	$0.06	2,260,417	$0.08

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the years ended December 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,651,435	$0.05	302,050	$0.27
Granted	1,793,596	$0.05	3,721,222	$0.05
Vested	(1,945,543)	$(0.05)	(2,266,883)	$(0.08)
Forfeited	(15,000)	$(0.26)	(104,954)	$(0.19)
Nonvested grants at end of period	1,484,488	$0.05	1,651,435	$0.05

As of December 31, 2023, there was $12,245 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant-date fair value of share grants made during the years ended December 31, 2023 and 2022 was $0.05 per share and $0.05 per share, respectively. The aggregate fair value of share grants that vested during the years ended December 31, 2023 and 2022 was $97,556 and $174,594, respectively. Stock based compensation expense related to stock grants was $93,972 and $171,399 in the years ended December 31, 2023 and 2022, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant using. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. Estimated forfeiture rates were 20% and 20% in the years ended December 31, 2023 and 2022, respectively.

Liability-Classified Equity Instruments

During the year ended December 31, 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During the year ended December 31, 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. At inception of each grant, the Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets in the years ended December 31, 2023 and 2022 was $10,353 and $46,771, respectively. The Company also de-recognized Deferred equity compensation and Liability-classified equity instrument in the amount of $64,647 and $13,338 in the years ended December 31, 2023 and 2022, respectively, based on failure to achieve targets and termination of future rights under such grants.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Contingent acquisition consideration as of December 31, 2023 and 2022 was comprised of the following:

	December 31,
	2023		2022

Fair value of CHM contingent acquisition consideration	$	---	$185,024
Fair value of MOD contingent acquisition consideration		2,189	13,283
Total contingent acquisition consideration		2,189	198,307
Less: long term portion		---	(98,239)
Contingent acquisition consideration, current portion		$2,189	$100,068

During the year ended December 31, 2023 and 2022, the Company recognized gains (losses) on the change in the fair value of contingent acquisition consideration as follows:

	Year Ended December 31,
	2023		2022

HCFM contingent acquisition consideration	$	---	$(35,260)
CHM contingent acquisition consideration		---	91,505
MOD contingent acquisition consideration		11,094	723,754

Net gain on change in fair value of contingent acquisition consideration		$11,094	$779,999

All of the remaining $2,189 contingent acquisition consideration related to MOD matures in 2024 based on the performance of the business unit for the year ended December 31, 2024.

Hughes Center for Functional Medicine Acquisition – April 2019

On April 12, 2019, the Company acquired a 100% interest in HCFM, a medical practice engaged in improving the health of its patients through individualized and integrative health care. Under the terms of acquisition, the Company paid the seller $500,000 in cash, issued 3,968,254 shares of the Company’s common stock and agreed to an earn-out provision of $500,000 that may be earned based on the performance of NCFM in the years ended on the first, second and third anniversary dates of the acquisition closing. The total consideration fair value represented a transaction fair value of $1,764,672. In May 2020, the Company paid the seller $47,000 in satisfaction of the year 1 earn out. In May 2021, the Company paid the seller $196,000 in satisfaction of the year 2 earn out. In May 2022, the Company paid the seller $207,384 in satisfaction of the year 3 earn out. The Company has no further earn-out obligations related to the NCFM acquisition.

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

DECEMBER 31, 2023 AND 2022

NOTE 15 – CONTINGENT ACQUISITION CONSIDERATION (CONTINUED)

MedOffice Direct LLC Acquisition – October 2020

On October 19, 2020, the Company acquired a 100% interest in MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States. Under the terms of acquisition, the Company paid the following consideration: (i) 19,045,563 shares of Company common stock issued at closing, (ii) partial satisfaction of certain outstanding debt obligations of MOD in the amount of $703,200 in cash paid by the Company, and (iii) up to 10,004,749 restricted shares of the Company’s common stock over a four-year period based on MOD achieving revenue targets in calendar years 2021, 2022, 2023, and 2024 of $1,500,000, $1,875,000, $2,344,000, and $2,930,000, respectively. The first, second and third years of earnout measured based on performance in calendar years 2021, 2022, and 2023, respectively, were not met. Because the MOD earnout is payable in a fixed number of shares for each earnout year, the fair value of MOD contingent acquisition consideration is dependent in large part on the price of the Company’s stock.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 94% and 95% of its product sales made through MOD in the years ended December 31, 2023 and 2022, respectively.

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Litigation

None.

Leases

Maturities of operating lease liabilities were as follows as of December 31, 2023:

2024	$528,579
2025	467,994
2026	335,634
2027	990
Total lease payments	1,333,197
Less interest	(393,778)
Present value of lease liabilities	$939,419

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services division. The agreements generally call for a fixed salary plus performance-based pay.

On October 13, 2022, the Company entered into an offer letter (the “Agreement”) with George O’Leary in his continuing capacity as Chief Financial Officer of the Company. The Agreement was effective as of July 1, 2022 and provides that Mr. O’Leary’s base salary will be $259,000 per year, with annual review and adjustment at the discretion of the Chief Executive Officer and Compensation Committee of the Board of Directors of the Company, and an annual incentive bonus of 25% of annual salary based on the achievement of the Company of certain financial metrics as approved by the Compensation Committee. In addition, Mr. O’Leary will be eligible for a cash bonus of $50,000 upon the uplisting of the Company and completion of a financing round at the time of uplisting. The Agreement provided that Mr. O’Leary would receive a grant of 100,000 shares of restricted stock upon execution of the Agreement and additional grants of 100,000 restricted shares on each of July 1, 2023, 2024 and 2025. Mr. O’Leary was also granted 1,200,000 stock options with an exercise price of $0.06, a portion of which are subject to time vesting and a portion of which are subject to vesting upon the achievement of certain of the Company’s corporate objectives and Mr. O’Leary’s individual objectives. Concurrently, the Company and Mr. O’Leary entered into a Non-Disclosure, Non-Solicitation and Non-Compete Agreement, effective as of September 20, 2022 that contains a non-solicitation and non-compete provision which will be in effect for a two-year period following the termination of Mr. O’Leary’s employment relationship with the Company. On January 5, 2024, Mr. O’Leary tendered his resignation as Chief Financial Officer of the Company, effective April 4, 2024. Mr. O’Leary will continue to serve the Company as a member of the Board.

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

The components of earnings before income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Loss before income taxes
Domestic	$(1,012,200)	$(8,815,700)
Foreign	---	---
Total loss before income taxes	$(1,012,200)	$(8,815,700)

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 17 – INCOME TAXES (CONTINUED)

Income tax provision (benefit) consists of the following for the years ended December 31, 2023 and 2022:

Year Ended December 31,
Income tax provision (benefit)	2023		2022
Current
Federal	$	---	$	---
State		---		---
Foreign		---		---
Total current		---		---
Deferred
Federal		---		---
State		---		---
Foreign		---		---
Total deferred		---		---

Total income tax provision (benefit)	$	---	$	---

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2023		2022
Rate Reconciliation
Expected tax at statutory rate		$(212,600)		$(1,851,300)
Permanent differences		97,700		576,600
State income tax, net of federal benefit		(19,500)		(214,100)
Current year change in valuation allowance		102,900		3,747,800
Prior year true-ups		31,500		(2,259,000)

Income tax provision (benefit)	$	---	$	---

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Year Ended December 31,
	2023		2022
Deferred Tax Assets (Liabilities) Detail
Net operating loss deferred tax asset		$9,020,200		$8,713,000
Gain from disposal of discontinued operations		(253,800)		---
Gain from change in fair value of derivative financial instruments		(199,300)		(176,600)
Gain from change in fair value of contingent acquisition consideration		(121,000)		(118,300)
Loss from change in fair value of debt		93,600		93,600
Right of use lease asset		(229,500)		(132,500)
Lease liability		230,400		133,000
Stock compensation		364,500		290,000
Deferred tax assets (liabilities)		8,905,100		8,802,200
Valuation allowance		(8,905,100)		(8,802,200)
Net deferred tax assets (liabilities)	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 17 – INCOME TAXES (CONTINUED)

As of December 31, 2023 and 2022, the Company had available for income tax purposes approximately $36.8 million and $35.5 million, respectively, in federal and state net operating loss carry forwards, which may be available to offset future taxable income, of which $3.2 million expire in 2035-37 and $33.6 million carry forward indefinitely. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Prior to 2014, the Company was an S-Corporation, as defined in the Internal Revenue Code. During 2014, the Corporation defaulted to C-Corporation status. Pre C-Corporation losses were passed through to qualified S-Corporation shareholders. The net operating loss (“NOL”) carryovers presented in this note are C-Corporation losses. NOLs are subject to limitations imposed by IRC Section 382/383 resulting from changes in ownership. At the date of this filing, management has not reviewed the Company’s ownership changes and will perform the study in advance of any potential use of the NOLs. Based upon management’s assessment, a full valuation allowance has been placed upon the net deferred tax assets, since it is more likely than not that such assets will not be realized. Therefore, no financial statement benefit has been taken for the deferred tax assets, as of the filing date.

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2022. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on an accrual basis. The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2023 and 2022.

NOTE 18 – SEGMENT REPORTING

As of December 31, 2023, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 18 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2023 was as follows:

	Year Ended December 31, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$5,484,278	$	---	$	---	$5,484,278
Subscription and event revenue		---		58,901		---	58,901
Product and other revenue		---		---		179,200	179,200
Total revenue		5,484,278		58,901		179,200	5,722,379

Operating Expenses
Practice salaries and benefits		3,231,117		---		---	3,231,117
Other practice operating expenses		2,205,085		---		---	2,205,085
Cost of product revenue		---		---		142,501	142,501
Selling, general and administrative expenses		---		3,520,811		102,591	3,623,402
Depreciation and amortization		346,375		5,652		---	352,027
Impairment loss		319,958		---		---	319,958
Total Operating Expenses		6,102,535		3,526,463		245,092	9,874,090

Income (loss) from operations		$(618,257)		$(3,467,562)		$(65,892)	$(4,151,711)

Other Segment Information
Loss on extinguishment of debt	$	---		$145,212	$	---	$145,212
Gain from expiration of liability classified equity instruments	$	---		$(92,641)	$	---	$(92,641)
Amortization of original issue discounts on notes payable		$423,820		$3,988	$	---	$427,808
Gain from realization of contingent sale consideration receivable		$(1,090,857)	$	---	$	---	$(1,090,857)
Change in fair value of contingent acquisition consideration	$	---		$(11,094)	$	---	$(11,094)
Interest expense		$22,178		$61,634	$	---	$83,812

December 31, 2023
Identifiable assets	$1,812,609	$2,457,849	$9,682	$4,280,140

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 18 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2022 was as follows:

	Year Ended December 31, 2022
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$5,407,416	$	---	$	---	$5,407,416
Subscription, consulting and event revenue		---		20,835		---	20,835
Product and other revenue		---		---		429,951	429,951
Total revenue		5,407,416		20,835		429,951	5,858,202

Operating Expenses
Practice salaries and benefits		3,335,695		---		---	3,335,695
Other practice operating expenses		2,566,191		---		---	2,566,191
Cost of product revenue		---		---		463,156	463,156
Selling, general and administrative expenses		---		4,411,551		165,939	4,577,490
Depreciation and amortization		116,004		5,877		707,600	829,481
Impairment loss		---		---		2,745,563	2,745,563
Total Operating Expenses		6,017,890		4,417,428		4,082,258	14,517,576

Income (loss) from operations		$(610,474)		$(4,396,593)		$(3,652,307)	$(8,659,374)

Other Segment Information
Interest expense (income)		$11,264		$11,561	$	---	$22,825
Financing cost		$110,000	$	---	$	---	$110,000
Amortization of original issue discounts on notes payable		$50,661		$4,621	$	---	$55,282
Change in fair value of contingent acquisition consideration	$	---		$(779,999)	$	---	$(779,999)

	December 31, 2022
Identifiable assets		$2,402,188		$377,758		$25,956	$2,805,902
Goodwill		$319,958	$	---	$	---	$319,958
Assets of discontinued business unit	$	---	$	---	$	---	$1,454,856

The Digital Healthcare made intercompany sales of $790 and $830 in the years ended December 31, 2023 and 2022, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $22,617 and $38,713 in the years ended December 31, 2023 and 2022, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2023 and 2022:

	As of December 31, 2023						As of December 31, 2022
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3		Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$1,663,163	$1,663,163	$	---	$	---	$	---	$	---
Liabilities:
Contingent acquisition consideration payable		---		---	2,189	2,189		---		---		198,307		198,307
Liability-classified equity instruments		---		---	---	---		---		---		75,000		75,000
Total liabilities	$	---	$	---	$2,189	$2,189	$	---	$	---		$273,307		$273,307

Contingent acquisition consideration payable is a Level 3 financial instruments that is measured at fair value on a recurring basis. Gains from the change in fair value of contingent acquisition consideration payable were $11,094 and $779,999 during the years ended December 31, 2023 and 2022, respectively.

NOTE 20 – SUBSEQUENT EVENTS

During January and February 2024, the Company sold 5,100,000 shares of common stock to three separate sophisticated investors in private placement transactions. The Company received $355,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise prices of $0.17 per share.

On January 4, 2024, the Company repaid and retired the June 2023 Dent Note II.

On January 31, 2024, the Company made the final payment on, and retired, the March 2023 Dent Note issued in March 2023 with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011.

On March 27, 2024, the Company issued to a trust controlled by Dr. Michael Dent tree separate notes payable as follows: (1) a note payable with a principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024 (the “March 2024 Dent Note I”), (2) a note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of August 24, 2024 (the “March 2024 Dent Note II”), and (3) a note payable with a principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (the “March 2024 Dent Note III”, and collectively, the “March 2024 Dent Notes”). Each of the March 2024 Dent Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0573 per share. In connection with the issuance of the March 2024 Dent Notes, the Company also issued to the holder a ten-year warrant to purchase 6,660,000 shares of the Company’s common stock at an exercise price of $0.06 per share. The March 2024 Dent Note III refinanced and retired the previously issued December 2023 Dent Note in the same principal amount.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	During the 2023 audit, we recorded adjusting journal entries, the effects of which were material, both individually and in the aggregate, to the financial statements as a whole. Though adjusted in the audited financial statements, the adjustment or the matters underlying them could potentially cause future period financial statements to be materially misstated.

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

Changes in Internal Control over Financial Reporting

Except for the matters discussed above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the Board and serve at the discretion of the Board.

Name	Age	Positions with the Company
Michael Dent, MD	59	Chief Executive Officer and Chairman of the Board of Directors
George O’Leary	61	Chief Financial Officer (outgoing) and Director
David Rosal	61	Chief Financial Officer (incoming)
Robert Gasparini	69	Director
Heather Monahan	49	Director
Daniel Hall	51	Director
Dr. Paul Hobaica	59	Director

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

George G. O’Leary, Chief Financial Officer (Outgoing) and Member of the Board of Directors. Mr. O’Leary has served as our Chief Financial Officer since August 6, 2014. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. He is a financially trained senior executive specializing in innovative strategic problem solving across functional and industry boundaries. Mr. O’Leary is Vice Chairman of Referrizer, LLC, a private marketing automation company, since January 2016. Mr. O’Leary was the Vice-Chairman of the board of directors of Timios Holdings Corp. from March 2014 through January 2021 and on the board of directors of MedOfficeDirect since October 2013. From June 2009 to May 2013 Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. Mr. O’Leary started SKS with the mission to help companies focus on high growth initiatives and execution of their core business while shedding non-core business assets. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our Board of Directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director. On January 5, 2024, Mr. O’Leary tendered his resignation as Chief Financial Officer of the Company, effective April 4, 2024. Mr. O’Leary will continue to serve the Company as a member of the Board.

David Rosal, Chief Financial Officer (Incoming). On March 11, 2024, we appointed David Rosal, age 61, as incoming Chief Financial Officer, replacing George O’Leary. Mr. Rosal previously served as Senior Industry Expert – CFO Analytics at Teradata in Fort Myers, Florida, from June 2008 to November 2023. Before his time at Teradata, Mr. Rosal held several senior positions at McDonald’s Corporation in Oak Brook, Illinois, including Director of Business Integration from January 2006 to December 2008, and Director of Concept Development from January 2000 to December 2006 and Director of Finance – East Division from November 1994 to December 1999. Mr. Rosal holds a Master of Business Administration in Business Administration from DePaul University, Chicago, IL (September 1988 to January 1992), and a Bachelor of Science in Accounting from Marquette University, Milwaukee, WI (September 1981 to May 1985).

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

Board Independence

The Board determined that Mr. Gasparini, Ms. Monahan and Dr. Hobaica would be considered independent directors of the Company.

Meetings

During 2023, our Board held a total of 5 meetings. Each incumbent director attended at least 75% of the aggregate of (1) the total number of meetings of our Board during the period in which he or she was a director, and (2) 75% of the total number of meetings of all committees on which he or she served during the period in which he or she was a director.

Board Committees

Audit Committee

Our audit committee is comprised of independent directors Dan Hall (Chairperson) and Heather Monahan. Mr. Hall qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Report of the Audit Committee

The audit committee has reviewed and discussed the audited consolidated financial statements with management. The audit committee has discussed with RBSM the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. In addition, the audit committee has received the written disclosures and the letter from RBSM required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence and has discussed with RBSM its independence from the Company and management.

Based on the reviews and discussions referred to above, the audit committee recommended that the audited consolidated financial statements for the Company for the fiscal year ended December 31, 2022 be included in this Annual Report on Form 10-K for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Dan Hall, Chairman

Heather Monahan

Compensation Committee

Our compensation committee is comprised of independent directors Robert Gasparini, and Heather Monahan.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Dr. Michael Dent (Chairperson) and independent director Dr. Paul Hobaica.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2023, one respective Form 4 for each of Messrs. Dent, Hobaica, Hall, and Gasparini and Ms. Monahan were not filed in the required timeframe but were subsequently filed. .

Code of Ethics

We have not adopted a code of ethics because our Board believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our Board intends to adopt a code of ethics when circumstances warrant.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2023 and 2022:

						All Other
				Stock	Option	Compen-
		Salary	Bonus	Awards (1)	Awards (2)	sation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)
Michael Dent	2023	33,654	---	1,800	1,390	---	36,844
(Chief Executive Officer)	2022	35,000	---	536	---	---	35,536

George O’Leary	2023	249,008	13,000	6,800	348	---	269,156
(Chief Financial Officer)	2022	177,078	3,500	4,036	45,425	---	230,039

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. O’Leary in 2023 include 100,000 vested shares granted in connection with Mr. O’Leary’s 2022 employment agreement and 50,000 shares pursuant to a bonus grant. Stock awards for Mr. O’Leary in 2022 include 100,000 vested shares granted in connection with Mr. O’Leary’s 2022 employment agreement and 2,000 shares pursuant to a bonus grant. Stock awards for Dr. Dent include 50,000 shares granted in 2023 and 2,000 shares granted in 2022 pursuant to a bonus grant.

(2)	Reflects the grant date fair values of stock options. Option awards for Mr. O’Leary in 2023 include a 10-year option to purchase 7,246 shares of Company common stock at an exercise price of $0.069 that vested 100% upon grant pursuant to a bonus grant. Option awards for Mr. O’Leary in 2022 include a 10-year option to purchase 1,200,000 shares of Company common stock at an exercise price of $0.06, 50% of which have time-based vesting over a four-year period and 50% of which vest on the achievement of corporate and individual goals for fiscal years 2022-25. Option awards for Dr. Dent in 2023 include a 10-year option to purchase 28,986 shares of Company common stock at an exercise price of $0.069 that vested 100% upon grant pursuant to a bonus grant.

Employment Agreements

On October 13, 2022, we entered into an agreement with George O’Leary in his continuing capacity as Chief Financial Officer of the Company. The agreement was effective as of July 1, 2022 and provides that Mr. O’Leary’s base salary will be $259,000 per year, with annual review and adjustment at the discretion of the Chief Executive Officer and Compensation Committee of the Board of Directors of the Company, and an annual incentive bonus of 25% of annual salary based on the achievement of the Company of certain financial metrics as approved by the Compensation Committee. In addition, Mr. O’Leary will be eligible for a cash bonus of $50,000 upon the uplisting of the Company and completion of a financing round at the time of uplisting. The Agreement provided that Mr. O’Leary would receive a grant of 100,000 shares of restricted stock upon execution of the Agreement and additional grants of 100,000 restricted shares on each of July 1, 2023, 2024 and 2025. Mr. O’Leary was also granted 1,200,000 stock options with an exercise price of $0.06, a portion of which are subject to time vesting and a portion of which are subject to vesting upon the achievement of certain corporate objectives and Mr. O’Leary’s individual objectives. Concurrently, we and Mr. O’Leary entered into a Non-Disclosure, Non-Solicitation and Non-Compete Agreement, effective as of September 20, 2022 that contains a non-solicitation and non-compete provision which will be in effect for a two-year period following the termination of Mr. O’Leary’s employment relationship with the Company. On January 5, 2024, Mr. O’Leary tendered his resignation as Chief Financial Officer of the Company, effective April 4, 2024. Mr. O’Leary will continue to serve the Company as a member of the Board.

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

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options; shares of stock that have not vested; and equity incentive plan awards outstanding as of December 31, 2023 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	750,000	---	---	$0.080	7/1/2026
(Chief Executive Officer)	28,986	---	---	$0.069	12/21/2033

George O’Leary	400,000	---	---	$0.080	7/1/2026
(Chief Financial Officer)	900,000	---	---	$0.310	6/30/2028
	416,666	83,334	83,334	$0.268	11/22/2031
	475,000	725,000	725,000	$0.060	10/20/2032
	7,246	---	---	$0.069	12/21/2033

On January 1, 2016, our Board adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by our employees. The 2016 EIP allowed for the issuance of up to 15,503,680 shares of our common stock to employees, which may have been issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP was governed by our Board, or a committee appointed by the Board. The 2016 EIP expired during 2021 but allows for the prospective issuance of common shares upon vesting of stock awards or exercise of stock options granted prior to expiration of the 2016 EIP.

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

Director Compensation

The following table sets forth information regarding compensation paid to our outside directors for the year ended December 31, 2023.

				Non-equity	Nonqualified
	Fees			Incentive	Deferred	All
	Earned			Plan	Compen-	Other
	or Paid	Stock	Option	Compen-	sation	Compen-
	in Cash	Awards	Awards	sation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Robert Gasparini	---	$20,000	---	---	---	---	$20,000
Heather Monahan	---	$20,000	---	---	---	---	$20,000
Daniel Hall	---	$20,000	---	---	---	---	$20,000
Dr. Paul Hobaica	---	$35,000	---	---	---	---	$35,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On January 1, 2016, our Board adopted the 2016 Employee Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by our employees. The 2016 EIP allows for the issuance of up to 15,503,680 shares of our common stock to employees, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by our Board, or a committee that may be appointed by the Board in the future. The 2016 EIP expired during 2021 but allows for the prospective issuance of common shares upon vesting of stock awards or exercise of stock options granted prior to expiration of the 2016 EIP.

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

The following table summarizes the total number of outstanding options and share grants available for other future issuances under our equity compensation plans as of December 31, 2023:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	4,089,476	$0.12	12,218,334
Equity compensation plans not approved by stockholders	2,488,750	$0.20	---
	6,578,226	$0.16	12,218,334

During the years ended December 31, 2023 and 2022, the Company made stock grants pursuant to the plans totaling 1,793,596 and 3,721,222 shares, respectively. During the years ended December 31, 2023 and 2022, the Company also made grants pursuant to the plans of options to purchase 493,756 and 2,211,232 shares of common stock. Certain of the stock options are subject to time-based vesting requirements, generally over a period of 4 years, and certain of the stock options are subject to performance-based vesting requirements based on future Company revenue and earnings metrics as well as individual performance goals.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 1, 2024 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 1265 Creekside Parkway, Suite 302, Naples, Florida 34108. As of April 1, 2024, we had 281,064,958 common shares and 2,750,000 Series B Preferred shares issued and outstanding.

	Number of Common Shares (1)	Percent of Class (Common Stock)(2)	Number of Series B Preferred Shares	Percent of Class (Series B Preferred Stock) (3)	Total Percentage Held (Common and Series B Preferred) (4)
Dr. Michael Dent, Chief Executive Officer and Chairman (5)	123,202,326	40.05%	2,750,000	100.00%	68.35%
George O’Leary, Chief Financial Officer, Chief Operating Officer and Director (6)	6,465,502	2.28%	---	---	1.16%
Robert Gasparini, Director (7)	2,676,110	*	---	---	*
Paul Hobaica, Director (8)	397,543	*	---	---	*
Heather Monahan, Director (9)	977,616	*	---	---	*
Daniel Hall, Director (10)	977,616	*	---	---	*
All officers and directors as a group (6 persons)	134,696,713	43.43%	2,750,000	100.00%	70.01%
5% Stockholders:
Iconic Holdings, LLC (11)	28,031,748	9.97%	---	---	5.04%

*	less than 1%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 281,064,958 shares of common stock issued and outstanding as of April 1, 2024.

(3)	Based on 2,750,000 shares of Series B Preferred stock issued and outstanding as of April 1, 2024.

(4)	Reflects total percentage of combined voting power based on 100 votes per share of Series B Preferred stock outstanding.

(5)	Beneficial ownership of common shares includes (i) 3,010,640 shares of common stock held by Dr. Dent directly, (ii) 81,996,472 shares of common stock held in the name of Mary S. Dent Gifting Trust, a trust of which Dr. Michael Dent is trustee (iii) 24,784,466 shares of common stock issuable upon exercise of warrants, (iv) 1,778,986 vested employee stock options, and (v) 11,631,762 shares issuable upon conversion of outstanding fixed price convertible notes beneficially owned by the holder. Excludes 1,000,000 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of April 1, 2024. Beneficial ownership of Series B preferred shares includes 2,750,000 shares of Series B Preferred Shares held in the name of the Michael Thomas Dent Declaration of Trust that are convertible into 13,750,000 shares of common stock and that have that number of votes equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), or the equivalent of 275,000,000 votes.

(6)	Includes (i) 3,188,781 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, (ii) 729,115 shares of common stock held by George O’Leary directly, and (iii) 2,286,412 vested employee stock options. Excludes 720,834 employee stock options and 200,000 employee stock grants which are subject to future vesting requirements and are not expected to vest within 60 days of April 1, 2024.

(7)	Includes 2,472,028 shares of common stock held by Mr. Gasparini and his spouse, and 204,082 vested stock grants subject to issuance. Excludes 204,081 stock grants subject to future vesting requirements and are not expected to vest within 60 days of April 1, 2024.

(8)	Includes 193,461 shares of common stock held by Mr. Hobaica and 204,082 vested stock grants subject to issuance. Excludes 204,081 stock grants subject to future vesting requirements and are not expected to vest within 60 days of April 1, 2024.

(9)	Includes 773,534 shares of common stock held by Ms. Monahan and 204,082 vested stock grants subject to issuance. Excludes 204,081 stock grants subject to future vesting requirements and are not expected to vest within 60 days of April 1, 2024.

(10)	Includes 773,534 shares of common stock held by Mr. Hall and 204,082 vested stock grants subject to issuance. Excludes 204,081 stock grants subject to future vesting requirements and are not expected to vest within 60 days of April 1, 2024.

(11)	The address of this beneficial owner is 2251 San Diego Ave, #B150, San Diego CA 92110. Michael Sobeck as the Managing Member of Iconic Holdings, LLC holds voting and dispositive power over the securities of the Company held by Iconic Holdings, LLC. Includes up to 28,031,748 shares of common stock issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Amounts due to related parties as of December 31, 2023 and 2022 were comprised of the following:

	December 31,
	2023	2022

Notes payable to Dr. Michael Dent and trust controlled by Dr. Dent, net of unamortized discount	$171,142	$205,510
Deferred compensation, Dr. Michael Dent	300,600	300,600

	$471,742	$506,110

Notes Payable to Dr. Michael Dent and George O’Leary

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company was required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. As of December 31, 2023 and 2022, remaining payments were $-0- and $172,500, respectively, and the net carrying value was $-0- and $133,664, respectively.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company was required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. As of December 31, 2023 and 2022, remaining payments were $-0- and $137,500, respectively, and the net carrying value was $-0- and $71,845, respectively.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. The $10k Dent Note was repaid in full during January 2023.

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. The January 2023 Dent Note was repaid in full during January 2023.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum and matured six months from issuance. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. The February 2023 Dent Note was repaid in full during August 2023.

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company was required to make 10 monthly payments of $12,601 starting April 30, 2023. As of December 31, 2023 and 2022, remaining payments were $12,601 and $-0-, respectively, and the net carrying value was $10,097 and $-0-, respectively. The final payment on the March 2023 Dent Note was subsequently made, and the note retired, in January 2024.

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

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. As of December 31, 2023, the remaining payments were $26,875 and $-0-, respectively, and the net carrying value was $26,875. As of December 31, 2023, the June 2023 Dent Note II was not in default and the Company was in compliance with the stated loan covenants. The June 2023 Dent Note II was subsequently repaid in full and retired in January 2024.

On August 17, 2023, the Company issued to a trust controlled by Dr. Dent a promissory note (the “August 2023 Dent Note”) with an initial stated principal amount equal to $330,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The August 2023 Dent Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. The Company received net proceeds of $308,500 after discounts and fees. In connection with the note, the Company issued 500,000 five-year warrants to the holder with an exercise price of $0.15. The fair value of the warrants was $25,311. The August 2023 Dent Note was repaid in full in October 2023.

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

On September 13, 2023, the Company issued to Dr. Michael Dent a promissory note with a face value of $93,500 (the “September 2023 Dent Note”). Net proceeds were $85,000. The September 2023 Dent Note bore a fixed interest charge of $8,500 (10% per annum) and had a maturity date of October 12, 2023. In connection with the note, the Company issued 850,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $31,714. The September 2023 Dent Note was repaid in full in October 2023.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent a promissory note with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bears a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matures on February 28, 2024. The Company received net proceeds of $150,000 after discounts and fees. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. As of December 31, 2023, the remaining payments were $166,500 and the net carrying value was $134,170. As of December 31, 2023, the December 2023 Dent Note was not in default and the Company was in compliance with the stated loan covenants.

Other Related Transactions

During the years ended December 31, 2023 and 2022, we paid Dr. Dent’s spouse $139,423 and $128,269, respectively, in consulting fees pursuant to a consulting agreement.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2023 and 2022, we had 408,164 and 402,144 shares, respectively, issuable to our directors under such compensation arrangements.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2023 and 2022, our independent registered public accounting firm RBSM LLP billed us a total of $171,528 and $149,000, respectively, related to interim reviews and annual audits of our financial statements and $-0- and $10,000, respectively, related to auditor consents and registration statements reviews. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 17, 2023, among ACO Health Partners, LLC, HealthLynked Corp., PBACO Holding, LLC and AHP Acquisition, LLC (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
3.1	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 20, 2021)
3.2	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.3	Description of our Common Stock (Filed as Exhibit 4.3 to the Company’s Form 10-K filed with the Commission on March 31, 2022)
10.1	Standby Equity Purchase Agreement, dated July 5, 2022, by and between HealthLynked Corp. and YA II PN, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2022)
10.2	Management Services Agreement, dated January 17, 2023 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
21.1*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* -	Provided herewith

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2024

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

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2024
Michael Dent	(Principal Executive Officer)

/s/ George O’Leary	Chief Financial Officer and Director	April 1, 2024
George O’Leary	(Principal Financial and Accounting Officer)

/s/ Dr. Paul Hobaica	Director	April 1, 2024
Dr. Paul Hobaica

/s/ Robert Gasparini	Director	April 1, 2024
Robert Gasparini

/s/ Heather Monahan	Director	April 1, 2024
Heather Monahan

/s/ Daniel Hall	Director	April 1, 2024
Daniel Hall

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2023.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2023