Form 10-Q
period 2024-03-31
HealthLynked Corp
filed 2024-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 281,942,151 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current Assets
Cash	$23,491	$247,222
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of March 31, 2024 and December 31, 2023, respectively	33,620	20,861
Inventory, net	136,205	133,222
Prepaid expenses and other current assets	40,016	55,210
Contingent sale consideration receivable, current portion	1,663,163	199,645
Total Current Assets	1,896,495	656,160

Property and equipment, net of accumulated depreciation of $550,531 and $521,062 as of March 31, 2024 and December 31, 2023, respectively	263,884	290,755
Intangible assets, net of accumulated amortization of $315,730 and $258,690 as of March 31, 2024 and December 31, 2023, respectively	826,808	883,848
Right of use lease assets	853,525	935,812
Deposits, long term portion	50,047	50,047
Contingent sale consideration receivable, long term portion	---	1,463,518

Total Assets	$3,890,759	$4,280,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$705,124	$614,178
Contract liabilities	331,440	271,774
Lease liability, current portion	332,692	326,033
Notes payable and other amounts due to related party, net of unamortized original issue discount of $281,579 and $34,834 as of March 31, 2024 and December 31, 2023, respectively	718,642	471,742
Notes payable, current portion, net of unamortized original issue discount of $104,288 and $166,487 as of March 31, 2024 and December 31, 2023, respectively	462,847	584,323
Indemnification liability	143,974	143,974
Total Current Liabilities	2,694,719	2,412,024

Long-Term Liabilities
Lease liability, long-term portion	524,546	613,386
Government notes payable, long-term portion	450,000	450,000

Total Liabilities	3,669,265	3,475,410

Commitments and contingencies (Note 14)

Shareholders’ Equity
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 281,064,958 and 275,964,958 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	28,107	27,597
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 1,055,536 and 2,764,352 as of March 31, 2024 and December 31, 2023, respectively	54,570	281,682
Additional paid-in capital	43,556,921	42,525,837
Accumulated deficit	(43,420,854)	(42,033,136)
Total Shareholders’ Equity	221,494	804,730

Total Liabilities and Shareholders’ Equity	$3,890,759	$4,280,140

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue
Patient service revenue, net	$963,621	$1,700,281
Subscription revenue	7,628	16,299
Product revenue	32,983	38,574
Total revenue	1,004,232	1,755,154

Operating Expenses and Costs
Practice salaries and benefits	583,156	963,657
Other practice operating expenses	482,583	624,247
Cost of product revenue	30,579	32,060
Selling, general and administrative expenses	999,443	1,103,748
Depreciation and amortization	86,509	88,077
Total Operating Expenses and Costs	2,182,270	2,811,789

Loss from operations	(1,178,038)	(1,056,635)

Other Income (Expenses)
Loss on extinguishment of debt	(96,660)	(44,763)
Amortization of original issue discounts on notes payable	(108,265)	(63,360)
Change in fair value of contingent acquisition consideration	76	(1,706)
Interest expense and other	(4,831)	(11,381)
Total other income (expenses)	(209,680)	(121,210)

Loss from continuing operations before provision for income taxes	(1,387,718)	(1,177,845)

Provision for income taxes	---	---

Loss from continuing operations	(1,387,718)	(1,177,845)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	---	(44,289)
Gain from disposal of discontinued operations	---	2,674,069
Gain on discontinued operations	---	2,629,780

Net income (loss)	$(1,387,718)	$1,451,935

Loss per share from continuing operations, basic and diluted:
Basic	$(0.00)	$(0.00)
Fully diluted	(0.00)	(0.00)

Gain (loss) on discontinued operations, basic and diluted:
Basic	$0.00	$0.01
Fully diluted	0.00	0.01

Net loss per share, basic and diluted:
Basic	$(0.00)	$0.01
Fully diluted	(0.00)	0.01

Weighted average number of common shares:
Basic	280,484,268	257,131,222
Fully diluted	280,484,268	257,131,222

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	275,964,958	2,750,000	27,597	2,750	281,682	42,525,837	(42,033,136)	804,730

Sales of common stock	5,100,000		510		---	255,413		255,923
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	99,077	---	99,077
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	209,943	---	209,943
Fair value of beneficial conversion feature allocated to proceeds of related party debt	---	---	---	---	---	146,405	---	146,405
Consultant and director fees payable with common shares and warrants	---	---	---	---	43,437		---	43,437
Shares and options issued to employees	---	---	---	---	(270,549)	320,246	---	49,697
Net loss	---	---	---	---	---	---	(1,387,718)	(1,387,718)

Balance at March 31, 2024	281,064,958	2,750,000	28,107	2,750	54,570	43,556,921	(43,420,854)	221,494

Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	2,000,000		200		---	125,998		126,198
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	73,802	---	73,802
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	95,393	---	95,393
Consultant and director fees payable with common shares and warrants	---	---	---	---	54,972		---	54,972
Shares and options issued to employees	987,500	---	99	---	(34,200)	67,229	---	33,128
Net income	---	---	---	---	---	---	1,451,935	1,451,935

Balance at March 31, 2023	259,152,889	2,750,000	25,915	2,750	246,356	41,462,620	(39,568,998)	2,168,643

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024		2023
Cash Flows from Operating Activities
Net income (loss)		$(1,387,718)		$1,451,935
Loss from discontinued operations		---		44,289
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations		---		(2,674,069)
Depreciation and amortization		86,509		88,077
Stock based compensation, including amortization of deferred equity compensation		93,133		88,101
Amortization of debt discount		108,265		63,360
Loss on extinguishment of debt		96,660		44,763
Change in fair value of contingent acquisition consideration		(76)		1,706
Changes in operating assets and liabilities:
Accounts receivable		(12,760)		811
Inventory		(2,983)		(97)
Prepaid expenses and other current assets		15,194		56,566
Right of use lease assets		82,287		334,157
Accounts payable and accrued expenses		89,149		(219,064)
Lease liability		(82,181)		(333,881)
Contract liabilities		59,666		996
Net cash used in continuing operating activities		(854,855)		(1,052,350)
Net cash used in discontinued operating activities		---		(47,163)
Net cash used in operating activities		(854,855)		(1,099,513)

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations		---		781,381
Acquisition of property and equipment		(2,598)		---
Net cash provided by (used in) continuing investing activities		(2,598)		781,381
Net cash used in discontinued investing activities		---		---
Net cash provided by (used in) investing activities		(2,598)		781,381

Cash Flows from Financing Activities
Proceeds from sale of common stock		355,000		200,000
Proceeds from related party notes payable		500,000		455,000
Proceeds from third party notes payable		---		100,000
Repayment of related party notes payable		(37,602)		(229,500)
Repayment of third party notes payable		(183,676)		(200,593)
Net cash provided by continuing financing activities		633,722		324,907
Net cash provided by discontinued financing activities		---		---
Net cash provided by financing activities		633,722		324,907

Net increase (decrease) in cash		(223,731)		6,775
Cash, beginning of period		247,222		61,891

Cash, end of period		$23,491		$68,666

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$6,579		$3,272
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Common stock issuable issued during period	$	---		$34,105
Fair value of options issued in satisfaction of common stock issuable		270,549		---
Fair value of warrants allocated to proceeds of related party notes payable		$209,943		$95,393
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable		$146,405	$	---
Net carrying value of equity liabilities (assets) written off	$	---		$2,350
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance	$	---		$18,743
Incremental fair value of convertible note payable to related party resulting from refinancing		$33,121		$--
Note payable to related party balance classified as accrued interest		$1,875		$--

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on April 1, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three months ended March 31, 2024, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about fair valuation of acquired intangible assets; cash flow and fair value assumptions associated with measurements of contingent sale consideration receivable, contingent acquisition consideration payable, and impairment of intangible assets; valuation of inventory; collection of accounts receivable; the valuation and recognition of stock-based compensation expense; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the three months ended March 31, 2024 or 2023 to the judgments applied in determining the amount and timing of patient service revenue.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of March 31, 2024 and December 31, 2023, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 61% of total billings. Trade accounts receivable are recorded at this net amount. As of March 31, 2024 and December 31, 2023, the Company’s gross patient services accounts receivable were $40,295 and $34,481, respectively, and net patient services accounts receivable were $33,620 and $20,861, respectively, based upon net reporting of accounts receivable. As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory consisting of supplements, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Outdated inventory is directly charged to cost of goods sold.

Intangible Assets

The Company recognizes an acquired intangible whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

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

MARCH 31, 2024 (UNAUDITED)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three months ended March 31, 2024 since the Company sustained a loss in that period. No income tax was provided for the three months ended March 31, 2023 because the Company had sufficient operating loss carryforwards to offset any net income for the full year 2023, including income from capital gains related to the disposal of discontinued operations. The Company recognized net loss for the full year 2023. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2024 and 2023, the Company reported a loss from continuing operations. As a result, diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share, even though the Company had net income in the three months ended March 31, 2023 after adjusting for discontinued operations. The Company excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2024 and December 31, 2023, potentially dilutive securities were comprised of (i) 85,357,246 and 77,414,648 warrants outstanding, respectively, (ii) 7,063,146 and 5,093,738 stock options outstanding, respectively, (iii) 1,026,324 and 1,484,488 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 1,055,536 and 2,764,352 common shares issuable that are earned but not paid under consulting and director compensation arrangements, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the three months ended March 31, 2024 and 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the three months ended March 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the three months ended March 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 15, 2025). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 15, 2025.

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

As of March 31, 2024, the Company had cash balances of $23,491, a working capital deficit of $798,224 and an accumulated deficit of $43,420,854. For the three months ended March 31, 2024, the Company had a net loss of $1,387,718 and used cash from operating activities of $854,855. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS (CONTINUED)

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement, the $31,381 Stub Period Reimbursement (defined below) in March 2023, $1,750,000 ($1,540,000 net after commissions) during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement, and $1,873,993 ($1,186,231 net after commissions and other expenses) related to AHP’s Plan Year 2022 MSSP shared savings. The Company may also receive future proceeds under the AHP Merger Agreement comprised of (i) up to $500,000 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings to reimburse amounts advanced to participating physicians at signing that would be received in October 2024, and (ii) proceeds from sale of shares of the Buyer’s common stock if the Buyer completes an initial public offering by February 1, 2025.

During the three months ended March 31, 2024, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $500,000 and made repayments on existing and new notes payable to related parties and third parties totaling $221,278, and (ii) received $355,000 proceeds from the sale of its common stock.

On July 5, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) (See Note 13, “Shareholders’ Equity,” below for additional information on the SEPA). Pursuant to the SEPA, the Company shall have the right to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by the Company to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of the Company’s common stock during the applicable pricing period, the Company cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds to be raised by the Company from those sales, if any. During the three months ended March 31, 2023, the Company sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a then-outstanding promissory note payable to Yorkville. The Company has not made any draws pursuant to the SEPA since January 2023.

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2025. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the CMS, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”)($31,381 paid in March 2023); (3) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022 (the “2022 MSSP Consideration”), of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in October 2023; (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will be reimbursed to HealthLynked by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) in the event that Buyer completes a planned initial public offering (“IPO”) by February 1, 2025, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

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

Discontinued Operations

The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. No assets or liabilities were classified as held for sale as of March 31, 2024 or December 31, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024		2023
Revenue:
Consulting revenue	$	---	$23,646
Total revenue		---	23,646

Operating Expenses and Costs:
Medicare shared savings expenses		---	67,935

Loss from operations of discontinued operations before income taxes		---	(44,289)
Provision for income taxes		---	---

Loss from discontinued operations, net of income taxes	$	---	$(44,289)

Net cash used in operations of the ACO/MSO Division was $-0- and $47,163 in the three months ended March 31, 2024 and 2023, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the three months ended March 31, 2024 and 2023.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

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

After recording the fair value of consideration and derecognition of assets and liabilities, and an estimated liability related to the Indemnification Clause, the Company recorded a gain from disposal of discontinued operations in the amount of $2,674,069 in the three months ended Mach 31, 2023 as follows:

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

The carrying value of the remaining unresolved components of contingent consideration receivable as of March 31, 2024 and December 31, 2023 was as follows:

IPO Share Consideration	$1,463,518
Physician Advance Consideration	199,645
Remaining contingent sale consideration receivable	$1,663,163

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

Insurance prepayments	$7,791	$11,209
Other expense prepayments	22,475	38,391
Rent deposits	50,047	50,547
Contract assets	9,750	5,110
Total prepaid expenses and other	90,063	105,257
Less: long term portion	(50,047)	(50,047)
Prepaid expenses and other, current portion	$40,016	$55,210

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

Medical equipment	$496,452	$493,854
Furniture, office equipment and leasehold improvements	317,963	317,963

Total property and equipment	814,415	811,817
Less: accumulated depreciation	(550,531)	(521,062)

Property and equipment, net	$263,884	$290,755

Depreciation expense during the three months ended March 31, 2024 and 2023 was $29,469 and $31,037, respectively.

NOTE 7 – INTANGIBLE ASSETS

Identifiable intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000

Total intangible assets	1,142,538	1,142,538
Less: accumulated amortization	(315,730)	(258,690)

Intangible assets, net	$826,808	$883,848

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets arose from the acquisition of NCFM in April 2019. The NCFM medical database is being prospectively amortized starting January 1, 2023 over an estimated five-year useful life. The NCFM website began being amortized over a five-year life from the acquisition date. Amortization expense related to intangible assets in the three months ended March 31, 2024 and 2023 was $57,040 and $57,040, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2024 (April to December)	$165,885
2025	220,308
2026	220,308
2027	220,307
Thereafter	---

Total future amortization expense	$826,808

NOTE 8 – LEASES

The Company has separate operating leases, and related amendments thereto, for office space related to its NWC, NCFM, BTG and AEU practices, its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2024, March 2026, November 2026, and January 2027, respectively. As of March 31, 2024, the Company’s weighted-average remaining lease term relating to its operating leases was 2.4 years, with a weighted-average discount rate of 15.44%.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Lease assets	$853,525	$935,812

Lease liabilities
Lease liabilities (short term)	$332,692	$326,033
Lease liabilities (long term)	524,546	613,386
Total lease liabilities	$857,238	$939,419

Lease expense was $129,431 and $111,905 in the three months ended March 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities were as follows as of March 31, 2024:

2024	$390,027
2025	467,994
2026	335,634
2027	990
Total lease payments	1,194,645
Less interest	(337,407)
Present value of lease liabilities	$857,238

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

Trade accounts payable	$372,612	$251,479
Accrued payroll liabilities	76,646	110,103
Accrued operating expenses	175,349	91,238
Accrued interest	52,287	57,074
Accrued commissions payable from 2022 MSSP Consideration (a)	25,000	100,000
Contingent acquisition consideration payable (b)	2,113	2,189
Product return allowance	1,117	2,095
	$705,124	$614,178

(a)	During September 2023, AHP received from the CMS a final determination of AHP’s Plan Year 2022 MSSP shared savings, of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in satisfaction of the 2022 MSSP Consideration. Gross payment was received by the Company in October 2023. As of December 31, 2023, the Company’s remaining accrued commissions and other fees payable resulting from the receipt and prior consideration received in the amount of $100,000, of which $75,000 was paid in the three months ended March 31, 2024. See Note 4 for complete description of the AHP Sale and related consideration.
(b)	Contingent acquisition consideration reflects the fair value of the final earn-out payment potentially payable related to the Company’s acquisitions of MOD in 2020. All of the remaining $2,113 contingent acquisition consideration related to MOD matures in 2024 based on the performance of the business unit for the year ended December 31, 2024.

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

Patient services paid but not provided - NCFM	$175,333	$95,334
Patient services paid but not provided - BTG	90,599	100,857
Patient services paid but not provided - NWC	64,114	75,438
Unshipped products - MOD	1,394	145
	$331,440	$271,774

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2024 and December 31, 2023 were comprised of the following:

	March 31,	December 31,
	2024	2023

Note Payable to Dr. Michael Dent, March 2023	$ ---	$12,601
Note Payable to Dr. Michael Dent, June 2023	---	26,875
Note Payable to Dr. Michael Dent, December 2023	---	166,500
Convertible Note Payable I to Dr. Michael Dent, March 2024	150,000	---
Convertible Note Payable II to Dr. Michael Dent, March 2024	350,000	---
Convertible Note Payable III to Dr. Michael Dent, March 2024	199,621	---
Face value of notes payable to related party	699,621	205,976
Less: unamortized discounts	(281,579)	(34,834)
Notes payable to related party, total	418,042	171,142
Plus deferred compensation payable to Dr. Michael Dent	300,600	300,600
Total due to related party	$718,642	$471,742

Notes Payable to Dr. Michael Dent

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company was required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount was being amortized over the life of the November MCA. The Company made payments totaling $-0- and $33,750 in the three months ended March 31, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $11,219 in the three months ended March 31, 2024 and 2023, respectively. The November MCA was repaid in full during the fourth quarter of 2023. As of March 31, 2024 and December 31, 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company was required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount was being amortized over the life of the December MCA. The Company made payments totaling $-0- and $24,750 in the three months ended March 31, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $17,070 in the three months ended March 31, 2024 and 2023, respectively. The December MCA was repaid in full during the fourth quarter of 2023. As of March 31, 2024 and December 31, 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $269 and $53, respectively, in the three months ended March 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $3,582 in the three months ended March 31, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the three months ended March 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $41,181 in the three months ended March 31, 2023.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum and matured six months from issuance. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount was amortized over the life of the February 2023 Dent Note. No payments were made on the February 2023 Dent Note in the three months ended March 31, 2023. Amortization of debt discount and interest expense were $1,373 and $3,440, respectively, in the three months ended March 31, 2023.

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matured on March 14, 2024. The Company was required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The Company made payments totaling $12,601 and $-0- in the three months ended March 31, 2024 and 2023, respectively. Amortization of debt discount was $2,504 and $1,292 in the three months ended March 31, 2024 and 2023, respectively. The March 2023 Dent Note was repaid in January 2024.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note”). The June 2023 Dent Note bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. The Company made payments totaling $25,000 and $-0- in the three months ended March 31, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $1,292 in the three months ended March 31, 2024 and 2023, respectively. The June 2023 Dent Note was repaid in January 2024.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bore a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matured on February 28, 2024. The Company received net proceeds of $150,000 after discounts and fees. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. The Company made payments totaling $-0- and $-0- in the three months ended March 31, 2024 and 2023, respectively, on the December 2023 Dent Note. Amortization of debt discount was $32,330 and $-0- in the three months ended March 31, 2024 and 2023, respectively. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below. No loss on extinguishment of debt was recognized in the three months ended March 31, 2024 because the discount was fully amortized at the time of the refinancing.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 27, 2024, the Company issued to a trust controlled by Dr. Michael Dent three separate notes payable as follows: (1) a note payable with a principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024 (the “March 2024 Dent Note I”), (2) a note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of August 24, 2024 (the “March 2024 Dent Note II”), and (3) a note payable with a principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (the “March 2024 Dent Note III”, and collectively, the “March 2024 Dent Notes”). The full amount of principal and accrued interest on each of the March 2024 Dent Notes is due at the respective maturity date of each note. Each of the March 2024 Dent Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0573 per share. In connection with the issuance of the March 2024 Dent Notes, the Company also issued to the holder a ten-year warrant to purchase 6,660,000 shares of the Company’s common stock at an exercise price of $0.06 per share (the “March 2024 Warrant”). The fair value of the March 2024 Warrant was $254,345.

Net proceeds from the March 2024 Dent Note I were $350,000. At inception, the Company recorded a discount of $203,588, representing the allocated fair value of the beneficial conversion feature (“BCF”) and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note I. The discount is being amortized over the life of the note. Amortization expense related to the note discount was $8,852 and $-0- in the three months ended March 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note I in the three months ended March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, remaining principal payments were $350,000 and $-0-, respectively, the net carrying value was $155,264 and $-0-, respectively, and accrued interest was $460 and $-0-, respectively.

Net proceeds from the March 2024 Dent Note II were $150,000. At inception, the Company recorded a discount of $89,222, representing the allocated fair value of the BCF and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note II. The discount is being amortized over the life of the note. Amortization expense related to the note discount was $2,379 and $-0- in the three months ended March 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the three months ended March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, remaining principal payments were $150,000 and $-0-, respectively, the net carrying value was $63,157 and $-0-, respectively, and accrued interest was $197 and $-0-, respectively.

The March 2024 Dent Note III refinanced the previously issued December 2023 Dent Note in the same principal amount of $166,500. Because the two notes were determined to be substantially different, the issuance of the March 2024 Dent Note III and repayment of the December 2023 Dent Note was treated as an extinguishment and reissuance. Accordingly, the Company recognized a loss on debt extinguishment of $96,660 on the transaction date, comprised of $63,539 for the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note III and $33,121 for the excess of the fair value of the March 2024 Dent Note III over the carrying value of the refinanced December 2023 Dent Note. The March 2024 Dent Note III was recorded at its fair value of $199,621 and will be revalued at future period ends. As of March 31, 2024 and December 31, 2023, remaining principal payments were $166,500 and $-0-, respectively, the carrying value was $199,621 and $-0-, respectively, and accrued interest was $219 and $-0-, respectively.

Interest accrued on notes and convertible notes payable to related parties as of March 31, 2024 and December 31, 2023 was $3,202 and $7,456, respectively. Interest expense on the loans was $3,202 and $3,890 in the three months ended March 31, 2024 and 2023, respectively.

Deferred Compensation Payable to Dr. Michael Dent

There was no activity related to deferred compensation payable to Dr. Michael Dent and therefore, as of March 31, 2024 and December 31, 2023, the balance was $300,600 and $300,600, respectively.

Other Related Transactions

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of March 31, 2024 and December 31, 2023, we had 816,328 and 408,164 shares, respectively, issuable to our directors under such compensation arrangements.

During the three months ended March 31, 2024 and 2023, the Company paid Dr. Dent’s spouse $39,038 and $27,885, respectively, in consulting fees pursuant to a consulting agreement.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE

Notes payable as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable III, August 2023	64,853	97,279
Yorkville Note Payable III, November 2023	226,800	302,400
1800 Diagonal Note Payable III, December 2023	113,482	162,131
Yorkville Note Payable III, December 2023	162,000	189,000
Face value of notes payable	1,017,135	1,200,810
Less: unamortized discounts	(104,288)	(166,487)
Notes payable, total	912,847	1,034,323
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$462,847	$584,323

Government Notes Payable

During June, July and August 2020, the Company and its subsidiaries received an aggregate of $450,000 in Disaster Relief Loans from the SBA. The loans bear interest at 3.75% per annum and mature 30 years from issuance. Mandatory principal and interest payments were originally scheduled to begin 12 months from the inception date of each loan and were subsequently extended by the SBA until 30 months from the inception date. Installment payments, which are first applied to accrued but unpaid interest and then to principal, began in 2023.

Interest accrued on SBA loans as of March 31, 2024 and December 31, 2023 was $27,095 and $27,628, respectively. Interest expense on the loans was $6,046 and $4,219 in the three months ended March 31, 2024 and 2023, respectively. Payments against interest were $6,579 and $5,117 in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Other Notes Payable

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville a promissory note (the “Promissory Note”) with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment included a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $-0- and $4,748 in the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company made payments of $-0- and $168,300 against the Promissory Note, including $18,765 applied from proceeds of sales of common stock under the SEPA. The Amended Note was repaid in March 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note did not bear interest in excess of the original issue discount and had a maturity date of October 31, 2023. The Company was required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. During the three months ended March 31, 2024 and 2023, amortization expense related to the note discount was $-0- and $10,745, respectively, and the Company made payments of $-0- and $32,426, respectively, against the outstanding balance. The October 2022 Note was repaid in August 2023.

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note did not bear interest in excess of the original issue discount and matured on March 10, 2024. The Company was required to make 10 monthly payments of $13,077 starting April 30, 2023. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $1,529 in the three months ended March 31, 2024 and 2023, respectively. The Company made no payments against the outstanding balance in the three months ended March 31, 2024 or 2023. The final installment payment was made in December 2023.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts (the “AEU Loan”). At inception of the note, the Company recognized a discount of $5,209. During the three months ended March 31, 2024 and 2023, amortization expense related to the note discount was $-0- and $2,367, respectively, and the Company made payments of $-0- and $18,632, respectively, against the outstanding balance. The AEU Loan was repaid in June 2023.

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note does not bear interest in excess of the original issue discount and matures on June 30, 2024. The Company is required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $10,365 and $-0- in the three months ended March 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $32,426 and $-0- in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, remaining payments were $64,853 and $97,279, respectively, and the net carrying value was $54,488 and $76,549, respectively. The August 2023 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As of March 31, 2024, the August 2023 Note was not in default and the Company was in compliance with the stated loan requirements.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note is scheduled to mature on September 3, 2024. The November 2023 Note accrues interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $18,200 and $-0- in the three months ended March 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $75,600 and $-0- in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, remaining payments were $226,800 and $302,400, respectively, and the net carrying value was $195,600 and $253,000, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I does not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company is required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $10,971 and $-0- in the three months ended March 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $48,649 and $-0- in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, remaining payments were $113,482 and $162,131, respectively, and the net carrying value was $89,612 and $127,291, respectively. The December 2023 Note I gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. As March 31, 2024, the December 2023 Note I was not in default and the Company was in compliance with the stated loan requirements.

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II is scheduled to mature on September 3, 2024. The December 2023 Note II accrues interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received. The discount is being amortized over the repayment period. Amortization expense related to the note discount was $22,664 and $-0- in the three months ended March 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $27,000 and $-0- in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, remaining payments were $162,000 and $189,000, respectively, and the net carrying value was $123,147 and $127,483, respectively.

NOTE 13 – SHAREHOLDERS’ EQUITY

SEPA Advances

On July 5, 2022, the Company entered into the SEPA with Yorkville, pursuant to which the Company shall have the right, but not the obligation, to sell to Yorkville up to 30,000,000 of its shares of common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on July 5, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Company’s common stock equal to the commitment amount of 30,000,000 shares of common stock. Each SEPA advance (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to greater of: (i) an amount equal to thirty percent (30%) of the aggregate daily volume traded of the Company’s common stock for the three (3) trading days immediately preceding notice from the Company of an Advance, or (ii) 2,000,000 shares of common stock. The shares would be purchased at 96.0% of the average of the daily volume weighted average price of the Company’s common stock as reported by Bloomberg L.P. during regular trading hours during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville and would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding common stock at the time of an Advance. On July 11, 2022, the Company filed a Form S-1 registration statement registering up to 30,000,000 shares of common stock underlying the SEPA. The registration statement was declared effective on July 19, 2022.

During the three months ended March 31, 2023, the Company made one Advance under the SEPA, receiving $18,765 in proceeds for the issuance of 225,000 shares of common stock, all of which was applied to the balance of the Yorkville Promissory Note that was repaid in first quarter 2023. No Advances were made during the three months ended March 31, 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Private Placements

During the three months ended March 31, 2024, the Company sold 5,100,000 shares of common stock to three investors in separate private placement transactions. The Company received $355,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share.

During the three months ended March 31, 2023, the Company sold 2,000,000 shares of common stock to one investor in a private placement transaction. The Company received $200,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 1,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.20 per share.

Shares issued to Consultants

During the three months ended March 31, 2024, the Company issued to a consultant a ten-year stock option to purchase 2,504,974 shares of common stock at an exercise price equal of $0.0569 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024.

Common Stock Issuable

As of March 31, 2024 and December 31, 2023, the Company was obligated to issue the following shares:

	March 31, 2024		December 31, 2023
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$14,570	239,208	$261,682	2,356,188
Shares issuable to independent directors	40,000	816,328	20,000	408,164
	$54,570	1,055,536	$281,682	2,764,352

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2024 and 2023 are summarized as follows:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	77,414,648	$0.20	68,109,094	$0.23
Granted during the period	9,160,000	$0.09	3,141,554	$0.15
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(1,217,402)	$(0.28)	(2,508,333)	$(0.25)
Outstanding at end of the period	85,357,246	$0.19	68,742,315	$0.22

Exercisable at end of the period	85,357,246	$0.19	68,742,315	$0.22

Weighted average remaining life	2.7 years		2.5 years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2024:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	29,968,289	3.6	$0.07	29,968,289	$0.07
$0.10 to 0.24	25,436,940	3.0	$0.16	25,436,940	$0.16
$0.25 to 0.49	26,992,093	1.5	$0.31	26,992,093	$0.31
$0.50 to 1.05	2,959,924	2.3	$0.68	2,959,924	$0.68
$0.05 to 1.00	85,357,246	2.7	$0.19	85,357,246	$0.19

During the three months ended March 31, 2024 and 2023, the Company issued 9,160,000 and 3,141,554 warrants, respectively, the aggregate grant date fair value of which was $385,633 and $246,063, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.97% to 4.20%	3.45% to 5.43%
Expected life range (in years)	5.00 years to 10.00 years	0.28 years to 5.00 years
Volatility range	140.94% to 173.25%	126.30% to 165.20%
Dividend yield	0.00%	0.00%
Expected forfeiture	33.00%	20.00%

There were no warrants exercised during the three months ended March 31, 2024 or 2023.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

Amounts recognized in the financial statements with respect to the EIPs in the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
Total cost of share-based payment plans during the period		$35,986		$82,951
Amounts capitalized in deferred equity compensation during period	$	---	$	---
Amounts written off from deferred equity compensation during period		$57,147	$	---
Amounts charged against income for amounts previously capitalized	$	---		$5,150
Amounts charged against income, before income tax benefit		$93,133		$88,101
Amount of related income tax benefit recognized in income	$	---	$	---

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the three months ended March 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	5,093,738	$0.16	5,222,982	$0.20
Granted during the period	4,504,974	$0.06	93,750	$0.08
Exercised during the period	---	$ ---	---	$ ---
Forfeited during the period	(449,982)	$(0.21)	(150,000)	$(0.16)
Outstanding at end of period	9,148,730	$0.10	5,166,732	$0.17

Options exercisable at period-end	7,063,146	$0.11	3,108,565	$(0.20)

As of March 31, 2024, there was $78,222 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 and 2023 was $0.04 and $0.05, respectively. The total fair value of options vested during the three months ended March 31, 2024 and 2023 was $137,040 and $26,845, respectively. No options were exercised during the three months ended March 31, 2024 or 2023. Stock based compensation expense related to stock options was $47,900 and $22,511 in the three months ended March 31, 2024 and 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the three months ended March 31, 2024 and 2023 was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.20%	3.48%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	173.25%	145.03%
Dividend yield	0.00%	0.00%
Expected forfeiture	30.00%	30.00%

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the three months ended March 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	1,073,084	$0.06	2,260,417	$0.08
Granted	4,504,974	$0.04	93,750	$0.05
Vested	(3,442,474)	$(0.04)	(196,000)	$(0.14)
Forfeited	(50,000)	$(0.08)	(100,000)	$(0.09)
Nonvested options at end of period	2,085,584	$0.05	2,058,167	$0.07

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the three months ended March 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,484,488	$0.05	1,651,435	$0.05
Granted	---	$ ---	160,944	$0.09
Vested	(408,164)	$(0.05)	(468,292)	$(0.05)
Forfeited	(50,000)	$(0.12)	---	$ ---
Nonvested grants at end of period	1,026,324	$0.05	1,344,087	$0.06

As of March 31, 2024, there was $10,449 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant-date fair value of share grants made during the three months ended March 31, 2023 was $0.09 per share. No grants were made in the three months ended March 31, 2024. The aggregate fair value of share grants that vested during the three months ended March 31, 2024 and 2023 was $20,000 and $22,460, respectively. Stock based compensation expense related to stock grants was $1,796 and $25,467 in the three months ended March 31, 2024 and 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets in the three months ended March 31, 2024 and 2023 was $-0- and $5,150, respectively. The liability will be converted to equity if and when shares are earned and issued pursuant to prescribed vesting events. The Company subsequently de-recognized Deferred equity compensation and Liability-classified equity instruments upon termination of the instruments in 2022 and 2023 and no further equity-related assets or liabilities remained as of March 31, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 91% and 95% of its product sales made through MOD in the three months ended March 31, 2024 and 2023, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Leases

Maturities of operating lease liabilities were as follows as of March 31, 2024:

2024	$390,027
2025	467,994
2026	335,634
2027	990
Total lease payments	1,194,645
Less interest	(337,407)
Present value of lease liabilities	$857,238

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services Division. The agreements generally call for a fixed salary plus performance-based pay.

On March 1, 2024, the Company entered into an offer letter agreement with David Rosal, Chief Financial Officer of the Company. The agreement was effective as of March 11, 2024 and provides that Mr. Rosal’s base salary will be $150,000 per year. Mr. Rosal is eligible to receive grants from the Company’s Employee Stock Option Plan. Mr. Rosal’s employment is at-will with no defined contractual employment period.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

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

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 15 – SEGMENT REPORTING

As of March 31, 2024, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services Division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended three months ended March 31, 2024 was as follows:

	Three Months ended March 31, 2024
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$963,621	$	---	$	---	$963,621
Subscription revenue		---		7,628		---	7,628
Product and other revenue		---		---		32,983	32,983
Total revenue		963,621		7,628		32,983	1,004,232

Operating Expenses
Practice salaries and benefits		583,156		---		---	583,156
Other practice operating expenses		482,583		---		---	482,583
Cost of product revenue		---		---		30,579	30,579
Selling, general and administrative expenses		---		980,174		19,269	999,443
Depreciation and amortization		85,169		1,340		---	86,509
Total Operating Expenses		1,150,908		981,514		49,848	2,182,270

Income (loss) from operations		$(187,287)		$(973,886)		$(16,865)	$(1,178,038)

Other Segment Information
Loss on extinguishment of debt	$	---		$96,660	$	---	$96,660
Amortization of original issue discounts on notes payable		$108,265	$	---	$	---	$108,265
Change in fair value of contingent acquisition consideration	$	---		$(76)	$	---	$(76)
Interest expense		$3,881		$950	$	---	$4,831

Identifiable Assets
Identifiable assets as of March 31, 2024		$1,635,387		$2,246,600		$8,772	$3,890,759
Identifiable assets as of December 31, 2023		$1,812,609		$2,457,849		$9,682	$4,280,140

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended three months ended March 31, 2023 was as follows:

	Three Months Ended March 31, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,700,281	$	---	$	---	$1,700,281
Subscription revenue		---		16,299		---	16,299
Product and other revenue		---		---		38,574	38,574
Total revenue		1,700,281		16,299		38,574	1,755,154

Operating Expenses
Practice salaries and benefits		963,657		---		---	963,657
Other practice operating expenses		624,247		---		---	624,247
Cost of product revenue		---		---		32,060	32,060
Selling, general and administrative expenses		---		1,070,321		33,427	1,103,748
Depreciation and amortization		86,672		1,405		---	88,077
Total Operating Expenses		1,674,576		1,071,726		65,487	2,811,789

Income (loss) from operations		$25,705		$(1,055,427)		$(26,913)	$(1,056,635)

Other Segment Information
Interest expense (income)	$	---		$44,763	$	---	$44,763
Financing cost		$2,812		$8,569	$	---	$11,381
Amortization of original issue discounts on notes payable		$60,993		$2,367	$	---	$63,360
Change in fair value of contingent acquisition consideration	$	---		$1,706	$	---	$1,706

Identifiable Assets
Identifiable assets as of March 31, 2023		$2,204,934		$3,606,105		$14,203	$5,825,242
Goodwill as of March 31, 2023		$319,958	$	---	$	---	$319,958

The Digital Healthcare Division made intercompany sales of $180 and $180 in the three months ended March 31, 2024 and 2023, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $-0- and $8,340 in the three months ended March 31, 2024 and 2023, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024						As of December 31, 2023
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$1,663,163	$1,663,163	$	---	$	---	$1,663,163	$1,663,163
Liabilities:
Contingent acquisition consideration payable		---		---	2,113	2,113		---		---	2,189	2,189
Convertible note payable to related party		---		---	199,621	199,621		---		---	---	---
	$	---	$	---	$201,734	$201,734	$	---	$	---	$2,189	$2,189

Contingent acquisition consideration payable is a Level 3 financial instrument that is measured at fair value on a recurring basis. Gains (losses) from the change in fair value of contingent acquisition consideration payable were $76 and ($1,706) during the three months ended March 31, 2024 and 2023, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024. The convertible note payable is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.0577 per share.

On April 12, 2024, the Company sold 877,193 shares of common stock for cash in a private placement transaction to an accredited investor. The Company received $50,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024. The convertible note payable is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.05 per share.

On April 22, 2024, the Company issued a promissory note payable to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default.

On May 6 and May 8, 2024, a trust controlled by Dr. Michael Dent advanced $100,000 and $70,000, respectively, to the Company. The advances are expected to be documented in formal debt agreements in the second quarter of 2024.

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

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes the changes in our results of operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%

Patient service revenue, net	$963,621	$1,700,281	$(736,660)	-43%
Subscription revenue	7,628	16,299	(8,671)	-53%
Product revenue	32,983	38,574	(5,591)	-14%
Total revenue	1,004,232	1,755,154	(750,922)	-43%

Operating Expenses and Costs
Practice salaries and benefits	583,156	963,657	(380,501)	-39%
Other practice operating expenses	482,583	624,247	(141,664)	-23%
Cost of product revenue	30,579	32,060	(1,481)	-5%
Selling, general and administrative expenses	999,443	1,103,748	(104,305)	-9%
Depreciation and amortization	86,509	88,077	(1,568)	-2%
Loss from operations	(1,178,038)	(1,056,635)	(121,403)	11%

Other Income (Expenses)
Loss on extinguishment of debt	(96,660)	(44,763)	(51,897)	116%
Amortization of original issue discounts on notes payable	(108,265)	(63,360)	(44,905)	71%
Change in fair value of contingent acquisition consideration	76	(1,706)	1,782	-104%
Interest expense	(4,831)	(11,381)	6,550	-58%
Total other income (expenses)	(209,680)	(121,210)	(88,470)	73%

Loss from continuing operations	(1,387,718)	(1,177,845)	(209,873)	18%

Gain (loss) from operations of discontinued operations
Loss from operations of discontinued operations	---	(44,289)	44,289	-100%
Gain from disposal of discontinued operations	---	2,674,069	(2,674,069)	-100%
Gain (loss) on discontinued operations	---	2,629,780	(2,629,780)	-100%

Net income (loss)	$(1,387,718)	$1,451,935	$(2,839,653)	-196%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue in the three months ended March 31, 2024 decreased by $736,660, or 43% year-over-year, from $1,700,281, to $963,261, primarily as a result of (i) a 45% year-over-year decrease at our NCFM practice of $582,785 due to changes in clinical staffing that saw the departure of three physicians in 2023, two of which have been replaced and one more which is expected to be replaced in the second quarter of 2024, (ii) a 93% year-over-year decrease at our AEU practice of $107,385 due to the departure of our primary physician, and (iii) a 33% decrease at our practice facility of $70,183, offset by (iv) 28% increase of $23,694 at our BTG practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $522,165 from 2023 to 2024. While we expect patient service revenue to increase in future periods from levels realized in the three months ended March 31, 2024 as we add an additional physician and continue patient marketing and retention efforts, there is no guarantee that such increases will occur.

Subscription revenue in the three months ended March 31, 2024 decreased by $8,671, or 53% year-over-year, to $7,628, from $16,299, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $32,983 in the three months ended March 31, 2024, compared to $38,574 in the three months ended March 31, 2023, a decrease of $5,591, or 14%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD.

Operating Expenses and Costs

Practice salaries and benefits decreased by $380,501, or 39%, to $583,156 in the three months ended March 31, 2024, compared to $963,657 in the three months ended March 31, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023.

Other practice operating costs decreased by $141,664 or 23%, to $482,583 in the three months ended March 31, 2024 from $624,247 in the three months ended March 31, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023.

Cost of product revenue was $30,579 in the three months ended March 31, 2024, a decrease of $1,481, or 5%, compared to $32,060 in the same period of 2023, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $104,305, or 9%, to $999,443 in the three months ended March 31, 2024 compared to $1,103,748 in the three months ended March 31, 2023, primarily due to lower legal, consulting, and other overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the three months ended March 31, 2024 decreased by $1,568, or 2%, to $86,509 compared to $88,077 in the three months ended March 31, 2023, primarily as a result of certain fixed asset reaching the end of their depreciable lives during 2023.

Loss from operations increased by $121,403, or 11%, to $1,178,038 in the three months ended March 31, 2024 compared to $1,056,635 in the three months ended March 31, 2023, primarily as a result of the decrease in revenue, offset in part by reduced practice operating costs and corporate overhead costs.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended March 31, 2023 was $44,763 resulting from early repayment of notes payable to our CEO and Chairman, Dr. Dent, representing the excess of the repayment amount over the carrying value (net of unamortized discounts) of the debt instruments at the time of repayment. Loss on extinguishment of debt in the three months ended March 31, 2024 was $96,660 resulting from a maturing note payable to Dr. Dent refinanced with a new convertible note payable in the same amount.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended March 31, 2024 was $108,265, an increase of $44,905, or 71%, compared to $63,360 in the three months ended March 31, 2023. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances, and therefore corresponding amortizable discount balances, in 2024 compared to 2023.

Gain (loss) from the change in fair value of contingent acquisition consideration increased by $1,782, or -104%, to a gain of $76 in the three months ended March 31, 2024, compared to a loss of ($1,706) in the three months ended March 31, 2023. These charges relate to the fourth and final year of the MOD earnout, which will resolve based on the performance of our Medical Distribution Division in calendar year 2024.

Interest expense decreased by $6,550, or 58%, to $4,831 for the three months ended March 31, 2024, compared to $11,381 in the three months ended March 31, 2023, due to a decrease in interest-bearing notes payable to related parties and third parties during the first quarter of 2024 compared to the same period of 2023.

Total other income (expenses) increased by $88,470, or 73%, to net expense of $209,680 in the three months ended March 31, 2024 compared to net expense of $121,210 in the three months ended March 31, 2023. The change was primarily a result of increased debt discount amortization charges in 2024 corresponding to higher debt balances and higher debt extinguishment loss in 2024.

Loss from continuing operations increased by $209,873, or 18%, to $1,387,718 in the three months ended March 31, 2024, compared to $1,177,845 in the three months ended March 31, 2023. The increased loss was due primarily a decrease in revenue, offset in part by reduced practice operating costs and corporate overhead costs.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2024 and 2023. Loss from operations of discontinued operations decreased by $44,289, or 100%, from $44,289 in the three months ended March 31, 2023 to $-0- in the three months ended March 31, 2024. The loss in 2023 reflects two weeks of operations in 2023 as well as winding down costs of the discontinued operation after the sale on January 17, 2023. No revenue or costs were incurred related to the business in the three months ended March 31, 2024.

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

Net loss

Net income (loss) decreased by $2,839,653, or 196%, to net loss of ($1,387,718) in the three months ended March 31, 2024, compared to net income of $1,451,93 in the three months ended March 31, 2023, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the three months ended March 31, 2023 with no corresponding gain in the three months ended March 31, 2024, and (ii) lower revenue in 2024, offset by (iii) reduced practice operating costs and corporate overhead costs.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our continuing operations.

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (May 15, 2025).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before May 15, 2025 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through May 15, 2025. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of March 31, 2024, we had cash balances of $23,491, a working capital deficit of $798,224 and an accumulated deficit of $43,420,854. For the three months ended March 31, 2024, we had a net loss of $1,387,718 and we used cash from operating activities of $854,855. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through March 31, 2024, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During the three months ended March 31, 2023, we sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a then-outstanding promissory note payable to Yorkville. We have not sold any additional shares under the SEPA since January 2023.

During the three months ended March 31, 2024, we issued three new convertible notes payable to our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $500,000 and refinancing of an existing note in the amount of $166,500. We also made cash repayments on notes payable totaling $221,278.

During the three months ended March 31, 2024, the Company sold 5,100,000 shares of common stock to three investors in separate private placement transactions. The Company received $355,000 in proceeds from the sale. In connection with the stock sale, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share.

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

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from receipt of remaining contingent consideration related to the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2025. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

We plan to raise additional capital to fund our ongoing plan of operation.

Historical Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(854,855)	$(1,052,350)
Net cash used in discontinued operating activities	---	(47,163)
Net cash used in operating activities	(854,855)	(1,099,513)

Net cash provided by (used in) continuing investing activities	(2,598)	781,381
Net cash provided by (used in) discontinued investing activities	---	---
Net cash provided by (used in) investing activities	(2,598)	781,381

Net cash provided by continuing financing activities	633,722	324,907
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	633,722	324,907

Net increase (decrease) in cash from continuing operating	(223,731)	53,938
Net (decrease) in cash from discontinued operating	---	(47,163)
Net increase (decrease) in cash	$(223,731)	$6,775

Operating Activities – During the three months ended March 31, 2024, we used cash from operating activities of $854,855, as compared with $1,099,513 in the three months ended March 31, 2023. The decrease in cash usage results primarily from cost reduction efforts at our Health Services practices, as well as a decrease of $47,163 in cash used in operations of our discontinued ACO/MSO Division resulting from the unit being sold on January 17, 2023.

Investing Activities – During the three months ended March 31, 2024, we used $2,598 in investing activities related to acquisition of computers and office equipment. During the three months ended March 31, 2023, we realized $781,381 from investing activities, comprised of cash proceeds received form the AHP sale, including $750,000 Upfront Cash Consideration and $31,381 Stub Period Reimbursement.

Financing Activities – During the three months ended March 31, 2024, cash provided by financing activities was $633,722, comprised of $355,000, from the sale of common stock and $500,000 from the issuance of notes payable to related parties, offset by $221,278 repayments made against notes payable balances. During the three months ended March 31, 2023, cash provided by financing activities was $324,907, comprised of $200,000 from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of a note payable) and $555,000 from the issuance of notes payable, offset by $430,393 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of a note payable).

Exercise of Warrants and Options

No warrants or options were exercised during the three months ended March 31, 2024 or 2023.

Other Outstanding Obligations at March 31, 2024

As of March 31, 2024, 85,357,246 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.035 to $1.05.

As of March 31, 2024, 9,148,730 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.0569 to $0.31.

As of March 31, 2024, 1,026,324 shares of our common stock are issuable pursuant to future vesting of stock grants.

As of March 31, 2024, 1,055,536 shares of our common stock are earned but unissued pursuant to consulting and director agreements.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q or 10-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report:

On March 27, 2024, we issued to a trust controlled by Dr. Michael Dent three separate notes payable as follows: (1) a note payable with a principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024, (2) a note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of August 24, 2024, and (3) a note payable with a principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (collectively, the “March 2024 Dent Notes”). The full amount of principal and accrued interest on each of the March 2024 Dent Notes is due at the respective maturity date of each note. Each of the March 2024 Dent Notes is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0573 per share, or 11,631,762 shares.

On March 29, 2024, we issued 6,660,000 ten-year warrants with an exercise price of $0.06 per share that were attached to a convertible note payable.

On April 10, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024. The convertible note payable is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0577, or 2,599,653 shares.

On April 12, 2024, we sold 877,193 shares of common stock for cash in a private placement transaction to an accredited investor. We received $50,000 in proceeds from the sale. In connection with the stock sale, we also issued 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share

On April 18, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024. The convertible note payable is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.05 per share, or 1,000,000 shares.

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

Dated: May 15, 2024

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ David Rosal
	Name:	David Rosal
	Title:	Chief Financial Officer (Principal Financial Officer)