Form 10-Q
period 2024-06-30
HealthLynked Corp
filed 2024-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, there were 281,947,151 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$172,700	$247,222
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of June 30, 2024 and December 31, 2023, respectively	38,559	20,861
Inventory, net	96,430	133,222
Prepaid expenses and other current assets	34,742	55,210
Contingent sale consideration receivable, current portion	1,663,163	199,645
Total Current Assets	2,005,594	656,160

Property and equipment, net of accumulated depreciation of $580,062 and $521,062 as of June 30, 2024 and December 31, 2023, respectively	234,353	290,755
Intangible assets, net of accumulated amortization of $371,461 and $258,690 as of June 30, 2024 and December 31, 2023, respectively	771,077	883,848
Right of use lease assets	798,593	935,812
Deposits, long term portion	50,047	50,047
Contingent sale consideration receivable, long term portion	—	1,463,518

Total Assets	$3,859,664	$4,280,140

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$794,346	$614,178
Contract liabilities	284,213	271,774
Lease liability, current portion	363,482	326,033
Notes payable and other amounts due to related party, net of unamortized original issue discount of $760,397 and $34,834 as of June 30, 2024 and December 31, 2023, respectively	1,466,930	471,742
Notes payable, current portion, net of unamortized original issue discount of $77,613 and $166,487 as of June 30, 2024 and December 31, 2023, respectively	342,743	584,323
Indemnification liability	143,974	143,974
Total Current Liabilities	3,395,688	2,412,024

Long-Term Liabilities
Lease liability, long term portion	438,555	613,386
Government notes payable, long term portion	450,000	450,000

Total Liabilities	4,284,243	3,475,410

Commitments and contingencies (Note 14)

Shareholders’ Equity (Deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 281,947,151 and 275,964,958 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	28,195	27,597
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 1,977,143 and 2,764,352 as of June 30, 2024 and December 31, 2023, respectively	110,874	281,682
Additional paid-in capital	44,394,892	42,525,837
Accumulated deficit	(44,961,290)	(42,033,136)
Total Shareholders’ Equity (Deficit)	(424,579)	804,730

Total Liabilities and Shareholders’ Equity	$3,859,664	$4,280,140

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Patient service revenue, net	$763,163	$1,630,334	$1,726,784	$3,330,615
Subscription revenue	8,166	19,177	15,794	35,476
Product revenue	23,749	53,985	56,732	92,559
Total revenue	795,078	1,703,496	1,799,310	3,458,650

Operating Expenses and Costs
Practice salaries and benefits	513,891	898,992	1,097,047	1,862,649
Other practice operating expenses	389,222	646,216	871,805	1,270,463
Cost of product revenue	24,723	34,397	55,302	66,457
Selling, general and administrative expenses	861,469	833,689	1,860,912	1,937,437
Depreciation and amortization	85,262	88,293	171,771	176,370
Total Operating Expenses and Costs	1,874,567	2,501,587	4,056,837	5,313,376

Loss from operations	(1,079,489)	(798,091)	(2,257,527)	(1,854,726)

Other Income (Expenses)
Loss on extinguishment of debt	(73,567)	(44,169)	(170,227)	(88,932)
Change in fair value of debt	27,900	—	27,900	—
Amortization of original issue discounts on notes payable	(371,356)	(128,689)	(479,621)	(192,049)
Gain from realization of contingent sale consideration receivable	—	15,000	—	15,000
Change in fair value of contingent acquisition consideration	635	6,070	711	4,364
Interest expense and other	(44,559)	(39,124)	(49,390)	(50,505)
Total other income (expenses)	(460,947)	(190,912)	(670,627)	(312,122)

Loss from continuing operations before provision for income taxes	(1,540,436)	(989,003)	(2,928,154)	(2,166,848)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,540,436)	(989,003)	(2,928,154)	(2,166,848)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	—	(14,452)	—	(58,741)
Gain from disposal of discontinued operations	—	—	—	2,674,069
Gain (loss) on discontinued operations	—	(14,452)	—	2,615,328

Net income (loss)	$(1,540,436)	$(1,003,455)	$(2,928,154)	$448,480

Loss per share from continuing operations, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Fully diluted	(0.01)	(0.00)	(0.01)	(0.01)

Gain (loss) on discontinued operations, basic and diluted:
Basic	$0.00	$(0.00)	$0.00	$0.01
Fully diluted	0.00	(0.00)	0.00	0.01

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.01)	$0.00
Fully diluted	(0.01)	(0.00)	(0.01)	0.00

Weighted average number of common shares:
Basic	281,788,578	259,817,248	281,136,423	258,481,657
Fully diluted	281,788,578	259,817,248	281,136,423	258,481,657

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	275,964,958	2,750,000	27,597	2,750	281,682	42,525,837	(42,033,136)	804,730

Sales of common stock	5,100,000	—	510		—	255,413	—	255,923
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	99,077	—	99,077
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	209,943	—	209,943
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	146,405	—	146,405
Consultant and director fees payable with common shares and warrants	—	—	—	—	43,437	—	—	43,437
Shares and options issued to employees	—	—	—	—	(270,549)	320,246	—	49,697
Net loss	—	—	—	—	—	—	(1,387,718)	(1,387,718)

Balance at March 31, 2024	281,064,958	2,750,000	28,107	2,750	54,570	43,556,921	(43,420,854)	221,494

Sales of common stock	877,193	—	87		—	38,734	—	38,821
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	11,178	—	11,178
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	364,422	—	364,422
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	392,905	—	392,905
Consultant and director fees payable with common shares and warrants	—	—	—	—	69,624	—	—	69,624
Shares and options issued to employees	5,000	—	1	—	(13,320)	30,732	—	17,413
Net loss	—	—	—	—	—	—	(1,540,436)	(1,540,436)

Balance at June 30, 2024	281,947,151	2,750,000	28,195	2,750	110,874	44,394,892	(44,961,290)	(424,579)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	—	22	—	—	18,743	—	18,765
Other sales of common stock	2,000,000		200		—	125,998		126,198
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	73,802	—	73,802
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	95,393	—	95,393
Consultant and director fees payable with common shares and warrants	—	—	—	—	54,972		—	54,972
Shares and options issued to employees	987,500	—	99	—	(34,200)	67,229	—	33,128
Net income	—	—	—	—	—	—	1,451,935	1,451,935

Balance at March 31, 2023	259,152,889	2,750,000	25,915	2,750	246,356	41,462,620	(39,568,998)	2,168,643

Other sales of common stock	5,416,667		542		—	154,072		154,614
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	120,386	—	120,386
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	50,025	—	50,025
Consultant and director fees payable with common shares and warrants	200,000	—	20	—	37,236	15,380	—	52,636
Shares and options issued to employees	60,000	—	6	—		24,607	—	24,613
Incremental fair value of repriced warrants	—	—	—	—	—	4,358		4,358
Net loss	—	—	—	—	—	—	(1,003,455)	(1,003,455)

Balance at June 30, 2023	264,829,556	2,750,000	26,483	2,750	283,592	41,831,448	(40,572,453)	1,571,820

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(2,928,154)	$448,480
Loss from discontinued operations	—	58,741
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	—	(2,674,069)
Depreciation and amortization	171,771	176,370
Stock based compensation, including amortization of deferred equity compensation	180,168	169,707
Amortization of debt discount	479,621	192,049
Loss on extinguishment of debt	170,227	88,932
Change in fair value of debt	(27,900)	—
Gain from realization of contingent sale consideration receivable	—	(15,000)
Change in fair value of contingent acquisition consideration	(711)	(4,364)
Changes in operating assets and liabilities:
Accounts receivable	(17,698)	11,084
Inventory	36,792	36,375
Prepaid expenses and other current assets	20,468	144,354
Right of use lease assets	165,264	409,222
Accounts payable and accrued expenses	189,591	(122,776)
Lease liability	(165,427)	(408,440)
Contract liabilities	12,439	(164,359)
Net cash used in continuing operating activities	(1,713,549)	(1,653,694)
Net cash used in discontinued operating activities	—	(49,561)
Net cash used in operating activities	(1,713,549)	(1,703,255)

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	—	1,961,381
Acquisition of property and equipment	(2,598)	—
Net cash provided by (used in) continuing investing activities	(2,598)	1,961,381
Net cash used in discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(2,598)	1,961,381

Cash Flows from Financing Activities
Proceeds from sale of common stock	405,000	475,000
Proceeds from related party notes payable	1,650,000	645,000
Proceeds from third party notes payable	135,000	408,500
Repayment of related party notes payable	(37,602)	(555,597)
Repayment of third party notes payable	(510,773)	(373,948)
Net cash provided by continuing financing activities	1,641,625	598,955
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	1,641,625	598,955

Net increase (decrease) in cash	(74,522)	857,081
Cash, beginning of period	247,222	61,891

Cash, end of period	$172,700	$918,972

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,158	$14,587
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability	$28,044	$30,468
Common stock issuable issued during period	$—	$34,105
Fair value of options issued in satisfaction of common stock issuable	$283,869	$—
Fair value of warrants allocated to proceeds of related party notes payable	$552,848	$95,393
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable	$539,310	$—
Fair value of warrants issued to extend debt	$21,518	$50,025
Incremental fair value of convertible note payable to related party resulting from refinancing	$88,127	$—
Net carrying value of equity liabilities (assets) written off	$—	$4,647
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance	$—	$18,743
Accrued interest included in fair value of note payable	$8,712	$—

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

The Company currently operates in three distinct divisions:

●	Health Services Division: This division includes a diverse range of practices in Naples Women’s Center (“NWC”), offering comprehensive Obstetrics and Gynecology services; Naples Center for Functional Medicine (“NCFM”), which provides personalized and integrative healthcare solutions; Bridging the Gap Physical Therapy (“BTG”) in Bonita Springs, specializing in manual therapy techniques to expedite recovery and manage pain without the need for medications or surgery; and Aesthetic Enhancements Unlimited (“AEU”), which focuses on minimally and non-invasive cosmetic services.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

In a strategic restructuring, during October 2022, our Board of Directors (the “Board”) approved the divestiture of the former ACO/MSO Division, including Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”). CHM and AHP were involved in enhancing coordinated care through the Medicare Shared Savings Program (“MSSP”). The divestiture was completed on January 17, 2023, aligning with the Company’s focus on core growth areas. See Note 4, “Discontinued Operations,” for additional information.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on April 1, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three or six months ended June 30, 2024, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time includes revenue from NCFM annual access contracts (the Medical Membership and Concierge Program prior to October 1, 2023 and the more comprehensive Optimal Health 365 Access Plan thereafter), NWC annual administration fees, and BTG physical therapy bundles. Revenue from NCFM Medical Memberships and Concierge contracts and NWC annual administration fees, which include bundled products and services that have substantially the same pattern of transfer to the customer, is recognized over the period of delivery, which is the same as the period of the contract (typically, one year). Revenue from prepaid BTG physical therapy bundles, for which performance obligations are satisfied over time as visits are incurred, is recognized based on actual visits incurred in relation to total expected visits. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided and, where applicable, contract assets for recoverable amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained. The Company believes that these methods provide a faithful depiction of the transfer of services over the term of the performance obligations based on the inputs needed to satisfy the obligation.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the six months ended June 30, 2024 or 2023 to the judgments applied in determining the amount and timing of patient service revenue.

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

JUNE 30, 2024 (UNAUDITED)

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of June 30, 2024 and December 31, 2023, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount, which is the standard charge based on the Company’ list price, net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 61% of total gross billings. Trade accounts receivable are recorded at this net amount. As of June 30, 2024 and December 31, 2023, the Company’s gross patient services accounts receivable were $63,733 and $34,481, respectively, and net patient services accounts receivable were $38,559 and $20,861, respectively, based upon net reporting of accounts receivable. As of June 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

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

JUNE 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the six months ended June 30, 2024 since the Company sustained a loss in that period. No income tax was provided for the six months ended June 30, 2023 because the Company had sufficient operating loss carryforwards to offset any net income for the full year 2023, including income from capital gains related to the disposal of discontinued operations. The Company recognized net loss for the full year 2023. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

JUNE 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the six months ended June 30, 2024 and 2023, the Company reported a loss from continuing operations. As a result, diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share, even though the Company had net income in the six months ended June 30, 2023 after adjusting for discontinued operations. The Company excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2024 and December 31, 2023, potentially dilutive securities were comprised of (i) 96,064,592 and 77,414,648 warrants outstanding, respectively, (ii) 9,448,730 and 5,093,738 stock options outstanding, respectively, (iii) 613,160 and 1,484,488 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 1,977,143 and 2,764,352 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (v) up to 36,972,139 and 3,780,000 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, and (vi) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the three and six months ended June 30, 2024 and 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the six months ended June 30, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the six months ended June 30, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 14, 2025). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 14, 2025.

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

As of June 30, 2024, the Company had cash balances of $172,700, a working capital deficit of $1,390,094 and an accumulated deficit of $44,961,290. For the six months ended June 30, 2024, the Company had a net loss of $2,928,154 and used cash from operating activities of $1,713,549. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

During the six months ended June 30, 2024, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $1,785,000 and made repayments on existing and new notes payable to related parties and third parties totaling $548,375, and (ii) received $405,000 proceeds from the sale of its common stock.

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

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through August 14, 2025. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which operated an Accountable Care Organization (“ACO”) that assisted physician practices in providing coordinated and more efficient care to patients via the MSSP, which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”), pursuant to which the buyer PBACO Holding, LLC, an operator of ACOs, (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or will receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”)($31,381 paid in March 2023); (3) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to PBACO by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022 (the “2022 MSSP Consideration”), of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in October 2023; (5) $500,000 of the Incremental Cash Consideration will be allocated to AHP’s participating physicians upon receipt and will be reimbursed to HealthLynked by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) in the event that Buyer completes a planned initial public offering (“IPO”) by February 1, 2025, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

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

Discontinued Operations

The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. No assets or liabilities were classified as held for sale as of June 30, 2024 or December 31, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Consulting revenue	$—	$—	$—	$23,646
Total revenue	—	—	—	23,646

Operating Expenses and Costs:
Medicare shared savings expenses	—	14,452	—	82,387

Loss from operations of discontinued operations before income taxes	—	(14,452)	—	(58,741)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of income taxes	$—	$(14,452)	$—	$(58,741)

Net cash used in operations of the ACO/MSO Division was $-0- and $49,561 in the six months ended June 30, 2024 and 2023, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the six months ended June 30, 2024 and 2023.

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

JUNE 30, 2024 (UNAUDITED)

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

After recording the fair value of consideration and derecognition of assets and liabilities, and an estimated liability related to the Indemnification Clause, the Company recorded a gain from disposal of discontinued operations in the amount of $2,674,069 in the six months ended June 30, 2023 as follows:

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

The carrying value of the remaining unresolved components of contingent consideration receivable as of June 30, 2024 and December 31, 2023 was as follows:

IPO Share Consideration	$1,463,518
Physician Advance Consideration	199,645
Remaining contingent sale consideration receivable	$1,663,163

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

Insurance prepayments	$8,099	$11,209
Other expense prepayments	18,379	38,391
Rent deposits	50,047	50,547
Contract assets	8,264	5,110
Total prepaid expenses and other	84,789	105,257
Less: long term portion	(50,047)	(50,047)
Prepaid expenses and other, current portion	$34,742	$55,210

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

Medical equipment	$496,452	$493,854
Furniture, office equipment and leasehold improvements	317,963	317,963

Total property and equipment	814,415	811,817
Less: accumulated depreciation	(580,062)	(521,062)

Property and equipment, net	$234,353	$290,755

Depreciation expense was $29,531 and $31,253, during the three months ended June 30, 2024 and 2023, respectively, and $59,000 and $62,290 during the six months ended June 30, 2024 and 2023, respectively.

NOTE 7 – INTANGIBLE ASSETS

Identifiable intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

NCFM: Medical database	$1,101,538	$1,101,538
NCFM: Website	41,000	41,000

Total intangible assets	1,142,538	1,142,538
Less: accumulated amortization	(371,461)	(258,690)

Intangible assets, net	$771,077	$883,848

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets arose from the acquisition of NCFM in April 2019. The NCFM medical database is being prospectively amortized starting January 1, 2023 over an estimated five-year useful life. The NCFM website began being amortized over a five-year life from the acquisition date. Amortization expense related to intangible assets was $55,731 and $57,040, during the three months ended June 30, 2024 and 2023, respectively, and $112,771 and $114,080 during the six months ended June 30, 2024 and 2023, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2024 (July to December)	$110,154
2025	220,308
2026	220,308
2027	220,307
Thereafter	—

Total future amortization expense	$771,077

NOTE 8 – LEASES

The Company has separate operating leases, and related amendments thereto, for office space related to its NWC, NCFM, BTG and AEU practices, its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2025, March 2026, November 2026, and January 2027, respectively. As of June 30, 2024, the Company’s weighted-average remaining lease term relating to its operating leases was 2.2 years, with a weighted-average discount rate of 22.79%.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Lease assets	$798,593	$935,812

Lease liabilities
Lease liabilities (short term)	$363,482	$326,033
Lease liabilities (long term)	438,555	613,386
Total lease liabilities	$802,037	$939,419

Lease expense was $129,968 and $120,501, during the three months ended June 30, 2024 and 2023, respectively, and $259,399 and $227,297 during the six months ended June 30, 2024 and 2023, respectively.

Maturities of operating lease liabilities were as follows as of June 30, 2024:

2024 (July to December)	$279,478
2025	477,584
2026	335,634
2027	990
Total lease payments	1,093,686
Less interest	(291,649)
Present value of lease liabilities	$802,037

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

Trade accounts payable	$527,645	$251,479
Accrued payroll liabilities	99,282	110,103
Accrued operating expenses	73,007	91,238
Accrued interest	65,579	57,074
Accrued commissions payable from 2022 MSSP Consideration	25,000	100,000
Contingent acquisition consideration payable	1,479	2,189
Product return allowance	2,354	2,095
	$794,346	$614,178

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

Patient services paid but not provided - NCFM	$144,966	$95,334
Patient services paid but not provided - BTG	88,256	100,857
Patient services paid but not provided - NWC	50,029	75,438
Unshipped products - MOD	962	145
	$284,213	$271,774

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2024 and December 31, 2023 were comprised of the following:

	June 30,	December 31,
	2024	2023

Note Payable to Dr. Michael Dent, March 2023	$—	$12,601
Note Payable to Dr. Michael Dent, June 2023	—	26,875
Note Payable to Dr. Michael Dent, December 2023	—	166,500
Convertible Note Payable I to Dr. Michael Dent, March 2024	150,000	—
Convertible Note Payable II to Dr. Michael Dent, March 2024 **	392,733	—
Convertible Note Payable III to Dr. Michael Dent, March 2024 **	183,994	—
Convertible Note Payable IV to Dr. Michael Dent, April 2024	150,000	—
Convertible Note Payable V to Dr. Michael Dent, April 2024	50,000	—
Convertible Note Payable VI to Dr. Michael Dent, June 2024	1,000,000	—
Face value of notes payable to related party	1,926,727	205,976
Less: unamortized discounts	(760,397)	(34,834)
Notes payable to related party, total	1,166,330	171,142
Plus deferred compensation payable to Dr. Michael Dent	300,600	300,600
Total due to related party	$1,466,930	$471,742

**	- denotes note payable carried at fair value

Notes Payable to Dr. Michael Dent

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company was required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount was being amortized over the life of the November MCA. The Company made payments totaling $-0- and $67,500 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $101,250 in the six months ended June 30, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $11,219 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $22,438 in the six months ended June 30, 2024 and 2023, respectively. The November MCA was repaid in full during the fourth quarter of 2023. As of June 30, 2024 and December 31, 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company was required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount was being amortized over the life of the December MCA. The Company made payments totaling $-0- and $49,500 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $74,250 in the six months ended June 30, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $17,071 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $34,141 in the six months ended June 30, 2024 and 2023, respectively. The December MCA was repaid in full during the fourth quarter of 2023. As of June 30, 2024 and December 31, 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $269 and $53, respectively, in the three and six months ended June 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $-0- and $3,582 in the three and six months ended June 30, 2023, respectively.

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the six months ended June 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $41,181 in the six months ended June 30, 2023.

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum and matured six months from issuance. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount was amortized over the life of the February 2023 Dent Note. The February 2023 Dent Note was repaid in full during August 2023. No payments were made on the February 2023 Dent Note in the three or six months ended June 30, 2024 or 2023. Amortization of debt discount was $-0- and $25,494 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $38,241 in the six months ended June 30, 2024 and 2023.

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matured on March 14, 2024. The Company was required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The Company made payments totaling $-0- and $25,202 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $25,202 in the six months ended June 30, 2024 and 2023. Amortization of debt discount was $2,504 and $7,351 in the three months ended June 30, 2024 and 2023, respectively, and $2,504 and $8,643 in the six months ended June 30, 2024 and 2023 respectively. The March 2023 Dent Note was repaid in January 2024.

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

JUNE 30, 2024 (UNAUDITED)

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

On June 8, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note I”). Net proceeds were $30,000. The June 2023 Dent Note I bore a fixed interest charge of $4,500 (15% per annum) and had an original maturity date of June 30, 2023. At inception, the Company recorded a discount against the note of $4,500, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $4,500 in the three and six months ended June 30, 2023. The June 2023 Dent Note was repaid in full on June 29, 2023.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. Amortization of debt discount was $-0- and $41 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $41 in the six months ended June 30, 2024 and 2023, respectively. The June 2023 Dent Note was repaid in full in January 2024.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bore a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matured on February 28, 2024. The Company received net proceeds of $150,000. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. The Company made no payments in the three or six months ended June 30, 2024 or 2023. Amortization of debt discount was $-0- and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $32,330 and $-0- in the six months ended June 30, 2024 and 2023, respectively. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below. No loss on extinguishment of debt was recognized in the six months ended June 30, 2024 because the discount was fully amortized at the time of the refinancing.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Net proceeds from the March 2024 Dent Note I were $350,000. At inception, the Company recorded a discount of $203,588, representing the allocated fair value of the beneficial conversion feature (“BCF”) and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note I. The discount was being amortized over the original life of the note. Amortization of debt discount was $194,736 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $203,588 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the three or six months ended June 30, 2024 or 2023. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 393,750 shares of the Company’s common stock at an exercise price of $0.081 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized a loss on extinguishment of debt of $65,936 in the three and six months ended June 30, 2024 and the March 2024 Dent Note I was recorded at its fair value of $405,006. The Company recognized a gain on change in fair value of debt in the amount of $12,273 in the three and six months ended June 30, 2024 related to the change in fair value of the March 2024 Dent Note I between June 27 and June 30, 2024. The fair value and carrying value of the March 2024 Dent Note I as of June 30, 2024 was $392,733. The March 2024 Dent Note I will continue to be revalued at future period ends.

Net proceeds from the March 2024 Dent Note II were $150,000. At inception, the Company recorded a discount of $89,222, representing the allocated fair value of the BCF and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note II. The discount is being amortized over the life of the note. Amortization of debt discount was $54,128 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $56,508 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the three or six months ended June 30, 2024 or 2023. As of June 30, 2024 and December 31, 2023, remaining principal payments were $150,000 and $-0-, respectively, the net carrying value was $117,285 and $-0-, respectively.

The March 2024 Dent Note III refinanced the previously issued December 2023 Dent Note in the same principal amount of $166,500. Because the two notes were determined to be substantially different, the issuance of the March 2024 Dent Note III and repayment of the December 2023 Dent Note was treated as an extinguishment and reissuance. Accordingly, the Company recognized a loss on debt extinguishment of $-0- and $96,660 in the three and six months ended June 30, 2024, respectively. The loss on debt extinguishment in the six month period was comprised of $63,539 for the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note III and $33,121 for the excess of the fair value of the March 2024 Dent Note III over the carrying value of the refinanced December 2023 Dent Note. The Company recognized a gain on change in fair value of debt in the amount of $15,627 in the three and six months ended June 30, 2024 related to the change in fair value of the March 2024 Dent Note III between March 31 and June 30, 2024. The fair value and carrying value of the March 2024 Dent Note III as of June 30, 2024 was $183,994. The March 2024 Dent Note I will continue to be revalued at future period ends.

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.0577 per share. The Company received net proceeds of $150,000. At inception, the Company recorded a note payable in the amount of $150,000 with no related discounts. No payments were made on the April 2024 Dent Note I in the three or six months ended June 30, 2024 or 2023.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.05 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. No payments were made on the April 2024 Dent Note II in the three or six months ended June 30, 2024 or 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 3, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.0497 per share. The Company received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, the Company issued 10,000,000 ten-year warrants to the holder with an exercise price of $0.0497. The fair value of the warrants was $333,111. The fair value of the embedded BCF was $392,905. At inception, the Company recorded a note payable in the amount of $1,000,000 and a discount against the note payable of $785,811 for the allocated fair value of the BCF, original issue discount and warrants. The Company made no payments in the three or six months ended June 30, 2024 or 2023. Amortization of debt discount was $58,128 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $58,128 and $-0- in the six months ended June 30, 2024 and 2023, respectively.

Interest accrued on notes and convertible notes payable to related parties as of June 30, 2024 and December 31, 2023 was $21,213 and $7,456, respectively. Interest expense on notes and convertible notes payable to related parties was $28,597 and $35,306 in the three months ended June 30, 2024 and 2023, respectively, and $24,549 and $40,196 in the six months ended June 30, 2024 and 2023, respectively.

Deferred Compensation Payable to Dr. Michael Dent

There was no activity related to deferred compensation payable to Dr. Michael Dent and therefore, as of June 30, 2024 and December 31, 2023, the balance was $300,600 and $300,600, respectively.

Other Related Transactions

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of June 30, 2024 and December 31, 2023, the Company had 1,224,492 and 408,164 shares, respectively, issuable to our directors under such compensation arrangements.

Consulting fees paid by the Company to Dr. Dent’s spouse were $33,462 and $22,308 in the three months ended June 30, 2024 and 2023, respectively, and $72,500 and $50,192 in the six months ended June 30, 2024 and 2023, respectively.

NOTE 12 – NOTES PAYABLE

Notes payable as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable III, August 2023	—	97,279
Yorkville Note Payable III, November 2023	113,400	302,400
1800 Diagonal Note Payable III, December 2023	63,669	162,131
Yorkville Note Payable III, December 2023	81,000	189,000
1800 Diagonal Note Payable IV, April 2024	162,287	—
Face value of notes payable	870,356	1,200,810
Less: unamortized discounts	(77,613)	(166,487)
Notes payable, total	792,743	1,034,323
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$342,743	$584,323

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

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

Interest accrued on SBA loans as of June 30, 2024 and December 31, 2023 was $22,376 and $27,628, respectively. Interest expense (income) recognized on the loans was $1,860 and ($11,001) in the three months ended June 30, 2024 and 2023, respectively, and $7,906 and ($6,783) in the six months ended June 30, 2024 and 2023, respectively. Payments against interest were $6,579 and $9,834 in the three months ended June 30, 2024 and 2023, respectively, and $13,158 and $14,951 in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Other Notes Payable

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville a promissory note (the “Promissory Note”) with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment included a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $-0- and $4,748 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $-0- in the three months ended June 30, 2024 and 2023, respectively. No payments were made during the three months ended June 30, 2024 or 2023. During the six months ended June 30, 2024 and 2023, the Company made payments of $-0- and $168,300 against the Promissory Note, including $18,765 applied from proceeds of sales of common stock under the SEPA. The Amended Note was repaid in March 2023.

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note did not bear interest in excess of the original issue discount and had a maturity date of October 31, 2023. The Company was required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. Amortization expense related to the note discount was $-0- and $10,865 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $21,610 in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $48,639 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $81,066 in the six months ended June 30, 2024 and 2023, respectively. The October 2022 Note was repaid in August 2023.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts (the “AEU Loan”). At inception of the note, the Company recognized a discount of $5,209. Amortization expense related to the note discount was $-0- and $1,621 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $3,988 in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $12,762 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $31,393 in the six months ended June 30, 2024 and 2023, respectively. The AEU Loan was repaid in June 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note did not bear interest in excess of the original issue discount and matured on March 10, 2024. The Company was required to make 10 monthly payments of $13,077 starting April 30, 2023. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $8,696 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $10,225 in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $26,154 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $26,154 in the six months ended June 30, 2024 and 2023, respectively. The final installment payment was made in December 2023.

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note does not bear interest in excess of the original issue discount and matures on June 30, 2024. The Company is required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $10,365 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $13,098 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $64,852 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $97,279 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The final installment payment was made in April 2024. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $7,631 in the three and six months ended June 30, 2024.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note is scheduled to mature on September 3, 2024. The November 2023 Note accrues interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $18,200 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $36,400 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $113,400 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $189,000 and $-0- in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, remaining payments were $113,400 and $302,400, respectively, and the net carrying value was $100,400 and $253,000, respectively. As June 30, 2024, the November 2023 Note was not in default and the Company was in compliance with the stated loan requirements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I does not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company is required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The December 2023 Note I gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $10,971 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $21,941 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $49,813 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $98,462 and $-0- in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, remaining payments were $63,669 and $162,131, respectively, and the net carrying value was $50,769 and $127,291, respectively. As June 30, 2024, the December 2023 Note I was not in default and the Company was in compliance with the stated loan requirements.

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II is scheduled to mature on September 3, 2024. The December 2023 Note II accrues interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received. The discount is being amortized over the repayment period. Amortization expense related to the note discount was $22,664 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $45,328 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $81,000 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $108,000 and $-0- in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, remaining payments were $81,000 and $189,000, respectively, and the net carrying value was $64,811 and $127,483, respectively. As June 30, 2024, the December 2023 Note II was not in default and the Company was in compliance with the stated loan requirements.

On April 22, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $9,795 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $9,795 and $-0- in the six months ended June 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $18,032 and $-0- in the three months ended June 30, 2024 and 2023, respectively, and $18,032 and $-0- in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, remaining payments were $162,288 and $-0-, respectively, and the net carrying value was $126,763 and $-0-, respectively. As June 30, 2024, the April 2024 Note was not in default and the Company was in compliance with the stated loan requirements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

During the six months ended June 30, 2023, the Company made one Advance under the SEPA, receiving $18,765 in proceeds for the issuance of 225,000 shares of common stock, all of which was applied to the balance of the Yorkville Promissory Note that was repaid in first quarter 2023. No Advances were made during the six months ended June 30, 2024.

Private Placements

During the three and six months ended June 30, 2024, the Company sold 877,193 and 5,977,193 shares of common stock, respectively, to one and four investors, respectively, in separate private placement transactions. The Company received $50,000 and $405,000 in proceeds from the sales in the three and six months ended June 30, 2024, respectively. In connection with the sales, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share in the three months ended March 31, 2024 and 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share in the three months ended June 30, 2024.

During the three and six months ended June 30, 2023, the Company sold 5,416,667 and 7,416,667 shares of common stock, respectively, to two and three investors, respectively, in separate private placement transactions. The Company received $275,000 and $475,000 in proceeds from the sales in the three and six months ended June 30, 2024, respectively. In connection with the sales, the Company also issued 1,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.20 per share in the three months ended March 31, 2024 and 1,562,500 five-year warrants to purchase shares of common stock at exercise prices between $0.15 and $0.16 per share and a 3-month warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.05 in the three months ended June 30, 2024.

Shares issued to Consultants

During the six months ended June 30, 2024, the Company issued to a consultant a ten-year stock option to purchase 2,504,974 shares of common stock at an exercise price equal of $0.0569 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024.

Common Stock Issuable

As of June 30, 2024 and December 31, 2023, the Company was obligated to issue the following shares:

	June 30, 2024		December 31, 2023
	Amount	Shares	Amount	Shares
Shares issuable to employees and consultants	$50,874	752,651	$261,682	2,356,188
Shares issuable to independent directors	60,000	1,224,492	20,000	408,164
	$110,874	1,977,143	$281,682	2,764,352

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2024 and 2023 are summarized as follows:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	77,414,648	$0.20	68,109,094	$0.22
Granted during the period	19,992,346	$0.07	10,619,698	$0.10
Exercised during the period	—	$—	—	$—
Expired during the period	(1,342,402)	$(0.28)	(3,662,333)	$(0.25)
Outstanding at end of the period	96,064,592	$0.18	75,066,459	$0.21

Exercisable at end of the period	96,064,592	$0.18	75,066,459	$0.21

Weighted average remaining life	3.3	years	2.2	years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2024:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	40,362,039	5.0	$0.06	40,362,039	$0.06
$0.10 to 0.24	25,875,536	2.8	$0.16	25,875,536	$0.16
$0.25 to 0.49	26,867,093	1.3	$0.31	26,867,093	$0.31
$0.50 to 1.05	2,959,924	2.0	$0.68	2,959,924	$0.68
$0.05 to 1.00	96,064,592	3.3	$0.18	96,064,592	$0.18

During the six months ended June 30, 2024 and 2023, the Company issued 19,992,346 and 10,619,698 warrants, respectively, the aggregate grant date fair value of which was $754,657 and $510,235, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.97% to 4.20%	3.60% to 4.27%
Expected life range (in years)	5.00 years to 10.00 years	0.28 years to 5.00 years
Volatility range	139.73% to 173.25%	126.30% to 141.2%
Dividend yield	0.00%	0.00%
Expected forfeiture	33.00%	20.00%

There were no warrants exercised during the six months ended June 30, 2024 or 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

Amounts recognized in the financial statements with respect to the EIPs in the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total cost of share-based payment plans during the period	$87,035	$76,402	$123,021	$159,353
Amounts capitalized in deferred equity compensation during period	$—	$—	$—	$—
Amounts written off from deferred equity compensation during period	$—	$—	$57,147	$—
Amounts charged against income for amounts previously capitalized	$—	$5,204	$—	$10,354
Amounts charged against income, before income tax benefit	$87,035	$81,606	$180,168	$169,707
Amount of related income tax benefit recognized in income	$—	$—	$—	$—

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the six months ended June 30, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	5,093,738	$0.16	5,222,982	$0.20
Granted during the period	4,804,974	$0.06	93,750	$0.08
Exercised during the period	—	$—	—	$—
Forfeited during the period	(449,982)	$(0.21)	(450,000)	$(0.16)
Outstanding at end of period	9,448,730	$0.10	4,866,732	$0.17

Options exercisable at period-end	7,202,896	$0.11	3,110,815	$0.20

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of June 30, 2024, there was $79,525 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 and 2023 was $0.04 and $0.05, respectively. The total fair value of options vested during the six months ended June 30, 2024 and 2023 was $147,568 and $35,954, respectively. No options were exercised during the six months ended June 30, 2024 or 2023. Stock based compensation expense related to stock options was $15,616 and $15,238 in the three months ended June 30, 2024 and 2023, respectively, and $63,515 and $37,748 in the six months ended June 30, 2024 and 2023, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the six months ended June 30, 2024 and 2023 was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.20%	3.48%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	173.09% to 173.25%	145.03%
Dividend yield	0.00%	0.00%
Expected forfeiture	30.00%	30.00%

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the six months ended June 30, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	1,073,084	$0.06	2,260,417	$0.08
Granted	4,804,974	$0.04	93,750	$0.05
Vested	(3,582,224)	$(0.04)	(298,250)	$(0.12)
Forfeited	(50,000)	$(0.08)	(300,000)	$(0.09)
Nonvested options at end of period	2,245,834	$0.05	1,755,917	$0.07

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the six months ended June 30, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,484,488	$0.05	1,651,435	$0.05
Granted	—	$—	160,944	$0.09
Vested	(821,328)	$(0.05)	(981,584)	$(0.05)
Forfeited	(50,000)	$(0.12)	(15,000)	$(0.26)
Nonvested grants at end of period	613,160	$0.05	815,795	$0.05

As of June 30, 2024, there was $8,653 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant-date fair value of share grants made during the six months ended June 30, 2023 was $0.09 per share. No grants were made in the six months ended June 30, 2024. The aggregate fair value of share grants that vested during the six months ended June 30, 2024 and 2023 was $40,588 and $52,756, respectively. Stock based compensation expense related to stock grants was $1,796 and $24,172 in the three months ended June 30, 2024 and 2023, respectively, and $3,592 and $49,640 in the six months ended June 30, 2024 and 2023, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets was $-0- and $5,203 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $10,353 in the six months ended June 30, 2024 and 2023, respectively. The Company subsequently de-recognized Deferred equity compensation and Liability-classified equity instruments upon termination of the instruments in 2022 and 2023 and no further equity-related assets or liabilities remained as of June 30, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 94% and 91% of its product sales made through MOD in the six months ended June 30, 2024 and 2023, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

Maturities of operating lease liabilities were as follows as of June 30, 2024:

2024 (July to December)	$279,478
2025	477,584
2026	335,634
2027	990
Total lease payments	1,093,686
Less interest	(291,649)
Present value of lease liabilities	$802,037

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

NOTE 15 – SEGMENT REPORTING

As of June 30, 2024, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services Division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2024 was as follows:

	Three Months Ended June 30, 2024
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$763,163	$—	$—	$763,163
Subscription revenue	—	8,166	—	8,166
Product revenue	—	—	23,749	23,749
Total revenue	763,163	8,166	23,749	795,078

Operating Expenses
Practice salaries and benefits	513,891	—	—	513,891
Other practice operating expenses	389,222	—	—	389,222
Cost of product revenue	—	—	24,723	24,723
Selling, general and administrative expenses	—	842,524	18,945	861,469
Depreciation and amortization	83,922	1,340	—	85,262
Total Operating Expenses	987,035	843,864	43,668	1,874,567

(Loss) income from operations	$(223,872)	$(835,698)	$(19,919)	$(1,079,489)

Other Segment Information
Loss on extinguishment of debt	$—	$73,567	$—	$73,567
Change in fair value of debt	$—	$(27,900)	$—	$(27,900)
Amortization of original issue discounts on notes payable	$—	$371,356	$—	$371,356
Change in fair value of contingent acquisition consideration	$—	$(635)	$—	$(635)
Interest expense (income)	$4,567	$39,992	$—	$44,559

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2024 was as follows:

	Six Months ended June 30, 2024
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,726,784	$—	$—	$1,726,784
Subscription revenue	—	15,794	—	15,794
Product and other revenue	—	—	56,732	56,732
Total revenue	1,726,784	15,794	56,732	1,799,310

Operating Expenses
Practice salaries and benefits	1,097,047	—	—	1,097,047
Other practice operating expenses	871,805	—	—	871,805
Cost of product revenue	—	—	55,302	55,302
Selling, general and administrative expenses	—	1,822,698	38,214	1,860,912
Depreciation and amortization	169,091	2,680	—	171,771
Total Operating Expenses	2,137,943	1,825,378	93,516	4,056,837

Income (loss) from operations	$(411,159)	$(1,809,584)	$(36,784)	$(2,257,527)

Other Segment Information
Loss on extinguishment of debt	$—	$170,227	$—	$170,227
Change in fair value of debt	$—	$(27,900)	$—	$(27,900)
Amortization of original issue discounts on notes payable	$—	$479,621	$—	$479,621
Change in fair value of contingent acquisition consideration	$—	$(711)	$—	$(711)
Interest expense	$5,517	$43,873	$—	$49,390

Identifiable Assets
Identifiable assets as of June 30, 2024	$1,554,359	$2,285,209	$20,096	$3,859,664
Identifiable assets as of December 31, 2023	$1,812,609	$2,457,849	$9,682	$4,280,140

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2023 was as follows:

	Three Months Ended June 30, 2023
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,630,334	$—	$—	$1,630,334
Subscription revenue	—	19,177	—	19,177
Product revenue	—	—	53,985	53,985
Total revenue	1,630,334	19,177	53,985	1,703,496

Operating Expenses
Practice salaries and benefits	898,992	—	—	898,992
Other practice operating expenses	646,216	—	—	646,216
Cost of product revenue	—	—	34,397	34,397
Selling, general and administrative expenses	—	803,012	30,677	833,689
Depreciation and amortization	86,887	1,406	—	88,293
Total Operating Expenses	1,632,095	804,418	65,074	2,501,587

Loss from operations	$(1,761)	$(785,241)	$(11,089)	$(798,091)

Other Segment Information
Loss on extinguishment of debt	$—	$44,169	$—	$44,169
Amortization of original issue discounts on notes payable	$—	$128,689	$—	$128,689
Gain from realization of contingent sale consideration receivable	$—	$(15,000)	$—	$(15,000)
Change in fair value of contingent acquisition consideration	$—	$(6,070)	$—	(6,070)
Interest expense (income)	$4,191	$34,933	$—	$39,124

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2023 was as follows:

	Six Months Ended June 30, 2023
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$3,330,615	$—	$—	$3,330,615
Subscription revenue	—	35,476	—	35,476
Product and other revenue	—	—	92,559	92,559
Total revenue	3,330,615	35,476	92,559	3,458,650

Operating Expenses
Practice salaries and benefits	1,862,649	—	—	1,862,649
Other practice operating expenses	1,270,463	—	—	1,270,463
Cost of product revenue	—	—	66,457	66,457
Selling, general and administrative expenses	—	1,873,333	64,104	1,937,437
Depreciation and amortization	173,559	2,811	—	176,370
Total Operating Expenses	3,306,671	1,876,144	130,561	5,313,376

Income (loss) from operations	$23,944	$(1,840,668)	$(38,002)	$(1,854,726)

Other Segment Information
Loss on extinguishment of debt	$—	$88,932	$—	$88,932
Amortization of original issue discounts on notes payable	$3,988	$188,061	$—	$192,049
Gain from realization of contingent sale consideration receivable	$—	$15,000	$—	$15,000
Change in fair value of contingent acquisition consideration	$—	$(4,364)	$—	$(4,364)
Interest expense (income)	$7,003	$43,502	$—	$50,505

Identifiable Assets
Identifiable assets as of June 30, 2023	$2,061,059	$3,121,024	$23,075	$5,205,158
Goodwill as of June 30, 2023	$319,958	$—	$—	$319,958

The Digital Healthcare made intercompany sales of $336 and $120 in the three months ended June 30, 2024 and 2023, respectively, and $516 and $300 in the six months ended June 30, 2024 and 2023, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $-0- and $5,013 in the three months ended June 30, 2024 and 2023, respectively, and $-0- and $13,353 in the six months ended June 30, 2024 and 2023, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Contingent sale consideration receivable	$—	$—	$1,663,163	$1,663,163	$—	$—	$1,663,163	$1,663,163
Liabilities:
Contingent acquisition consideration payable	—	—	1,479	1,479	—	—	2,189	2,189
Convertible notes payable to related party	—	—	576,727	576,727	—	—	—	—
	$—	$—	$578,206	$578,206	$—	$—	$2,189	$2,189

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Change in fair value of debt	$27,900	$—	$27,900	$—
Contingent acquisition consideration payable	$635	$6,070	$711	$4,364
Total	$28,535	$6,070	$28,611	$4,364

NOTE 17 – SUBSEQUENT EVENTS

During July 2024, Dr. Michael Dent made advances to the Company in the amount of $235,000 that have not been documented as notes payable. The Company expects to issue notes payable for such amounts during the third quarter of 2024.

On August 1, 2024, the Company’s wholly-owned subsidiary, HLYK Florida LLC, completed a Business Funding Agreement pursuant to which the Company borrowed net proceeds of $200,000. Pursuant to the borrowing arrangement, the Company is obligated to repay a total of $223,649 in 24 equal monthly installments.

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

Overview

General

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions:

●	Health Services Division: This division includes a diverse range of practices in Naples Women’s Center (“NWC”), offering comprehensive Obstetrics and Gynecology services; Naples Center for Functional Medicine (“NCFM”), which provides personalized and integrative healthcare solutions; Bridging the Gap Physical Therapy (“BTG”) in Bonita Springs, specializing in manual therapy techniques to expedite recovery and manage pain without the need for medications or surgery; and Aesthetic Enhancements Unlimited (“AEU”), which focuses on minimally and non-invasive cosmetic services.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes the changes in our results of operations for the three months ended June 30, 2024 compared with the three months ended June 30, 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%

Patient service revenue, net	$763,163	$1,630,334	$(867,171)	-53%
Subscription revenue	8,166	19,177	(11,011)	-57%
Product revenue	23,749	53,985	(30,236)	-56%
Total revenue	795,078	1,703,496	(908,418)	-53%

Operating Expenses and Costs
Practice salaries and benefits	513,891	898,992	(385,101)	-43%
Other practice operating expenses	389,222	646,216	(256,994)	-40%
Cost of product revenue	24,723	34,397	(9,674)	-28%
Selling, general and administrative expenses	861,469	833,689	27,780	3%
Depreciation and amortization	85,262	88,293	(3,031)	-3%
Loss from operations	(1,079,489)	(798,091)	(281,398)	35%

Other Income (Expenses)
Loss on extinguishment of debt	(73,567)	(44,169)	(29,398)	67%
Change in fair value of debt	27,900	—	27,900	*
Amortization of original issue discounts on notes payable	(371,356)	(128,689)	(242,667)	189%
Gain from realization of contingent sale consideration receivable	—	15,000	(15,000)	-100%
Change in fair value of contingent acquisition consideration	635	6,070	(5,435)	-90%
Interest expense	(44,559)	(39,124)	(5,435)	14%
Total other income (expenses)	(460,947)	(190,912)	(270,035)	141%

Loss from continuing operations	(1,540,436)	(989,003)	(551,433)	56%

Loss from operations of discontinued operations
Loss from operations of discontinued operations	—	(14,452)	14,452	-100%
Gain (loss) on discontinued operations	—	(14,452)	14,452	-100%
Net income (loss)	$(1,540,436)	$(1,003,455)	$(536,981)	54%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $867,171, or 53% year-over-year, from $1,630,334 in the three months ended June 30, 2023, to $763,163 in the three months ended June 30, 2024, primarily as a result of (i) a 54% year-over-year decrease at our NCFM practice of $669,398 due to changes in clinical staffing that saw the departure of three physicians in 2023, two of which have been replaced, (ii) a 91% year-over-year decrease at our AEU practice of $109,506 due to the departure of our primary half-time physician and attrition from the practice, and (iii) a 48% decrease at our NWC practice facility of $91,657 due to the departure of a half-time physician, offset by (iv) 4% increase of $3,391 at our BTG practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $642,095 from the three months ended June 30, 2023 to the same period of 2024. While we expect patient service revenue to increase in future periods from levels realized in the three months ended June 30, 2024 as we plan to add additional physicians and continue patient marketing and retention efforts, there is no guarantee that such increases will occur.

Subscription revenue in the three months ended June 30, 2024 decreased by $11,011, or 57% year-over-year, to $8,166, from $19,177, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $23,749 in the three months ended June 30, 2024, compared to $53,985 in the three months ended June 30, 2023, a decrease of $30,236, or 56%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $385,101, or 43%, to $513,891 in the three months ended June 30, 2024, compared to $898,992 in the three months ended June 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023.

Other practice operating costs decreased by $256,994 or 40%, to $389,222 in the three months ended June 30, 2024 from $646,216 in the three months ended June 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023.

Cost of product revenue was $24,723 in the three months ended June 30, 2024, a decrease of $9,674, or 28%, compared to $34,397 in the same period of 2023, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs increased by $27,780, or 3%, to $861,469 in the three months ended June 30, 2024 compared to $833,689 in the three months ended June 30, 2023, primarily due to higher payroll and legal and accounting costs.

Depreciation and amortization in the three months ended June 30, 2024 decreased by $3,031, or 3%, to $85,262 compared to $88,293 in the three months ended June 30, 2023, primarily as a result of certain fixed asset reaching the end of their depreciable lives during 2023.

Loss from operations increased by $281,398, or 35%, to $1,079,489 in the three months ended June 30, 2024 compared to $798,091 in the three months ended June 30, 2023, primarily as a result of decreased revenue, offset in part by reduced practice operating costs and corporate overhead costs.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended June 30, 2024 was $73,567, compared to a loss of $44,169 in the three months ended June 30, 2023. Loss on extinguishment of debt in 2023 resulted from the extension of notes payable to our CEO and CFO. Loss on extinguishment of debt in 2024 resulted from a maturing note payable to Dr. Dent refinanced with a new convertible notes payable in the same amount.

Gains from the change in fair value of debt was $27,900 in the three months ended June 30, 2024 related to two notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. There were no such gains or losses in the three months ended June 30, 2023.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended June 30, 2024 was $371,356, an increase of $242,667, or 189%, compared to $128,689 in the three months ended June 30, 2023. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances and larger equity-based and original issue discounts offered for new notes payable, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2023.

Gain from realization of contingent sale consideration receivable was $15,000 in the three months ended June 30, 2023, resulting from an excess of actual proceeds received from the sale of the ACO Business in the second quarter 2023 in excess of the amount estimated to be received at the time of the sale. No such gains were realized in the three months ended June 30, 2024.

Gain from the change in fair value of contingent acquisition consideration decreased by $5,435, or 90%, to a gain of $635 in the three months ended June 30, 2024, compared to a gain of $6,070 in the three months ended June 30, 2023. These charges relate to the fourth and final year of the MOD earnout, which will resolve based on the performance of our Medical Distribution Division in calendar year 2024.

Interest expense increased by $5,435, or 14%, to $44,559 for the three months ended June 30, 2024, compared to $39,124 in the three months ended June 30, 2023, due to an increase in interest-bearing notes payable to related parties and third parties during the second half of 2023 and first half of 2024.

Total other income (expenses) increased by $270,035, or 141%, to net expense of $460,947 in the three months ended June 30, 2024 compared to net expense of $190,912 in the three months ended June 30, 2023. The change was primarily a result of increased debt discount amortization charges in 2024 corresponding to higher debt discount balances and higher debt extinguishment loss in 2024.

Loss from continuing operations increased by $551,433, or 56%, to $1,540,436 in the three months ended June 30, 2024, compared to $989,003 in the three months ended June 30, 2023. The increased loss was due primarily a decrease in revenue and increased financing related other expenses, offset in part by reduced practice operating costs and corporate overhead costs.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended June 30, 2024 and 2023. Loss from operations of discontinued operations decreased by $14,452, or 100%, from $14,452 in the three months ended June 30, 2023 to $-0- in the three months ended June 30, 2024. The loss in 2023 reflects winding down costs of the discontinued operation after the sale on January 17, 2023. No revenue or costs were incurred related to the business in the three months ended June 30, 2024.

Net loss

Net loss increased by $536,981, or 54%, to $1,540,436 in the three months ended June 30, 2024, compared to $1,003,455 in the three months ended June 30, 2023, primarily as a result of a decrease in revenue and increased financing related other expenses, offset in part by reduced practice operating costs and corporate overhead costs.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes the changes in our results of operations for the six months ended June 30, 2024 compared with the six months ended June 30, 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%

Patient service revenue, net	$1,726,784	$3,330,615	$(1,603,831)	-48%
Subscription revenue	15,794	35,476	(19,682)	-55%
Product revenue	56,732	92,559	(35,827)	-39%
Total revenue	1,799,310	3,458,650	(1,659,340)	-48%

Operating Expenses and Costs
Practice salaries and benefits	1,097,047	1,862,649	(765,602)	-41%
Other practice operating expenses	871,805	1,270,463	(398,658)	-31%
Cost of product revenue	55,302	66,457	(11,155)	-17%
Selling, general and administrative expenses	1,860,912	1,937,437	(76,525)	-4%
Depreciation and amortization	171,771	176,370	(4,599)	-3%
Loss from operations	(2,257,527)	(1,854,726)	(402,801)	22%

Other Income (Expenses)
Loss on extinguishment of debt	(170,227)	(88,932)	(81,295)	91%
Change in fair value of debt	27,900	—	27,900	*
Amortization of original issue discounts on notes payable	(479,621)	(192,049)	(287,572)	150%
Gain from realization of contingent sale consideration receivable	—	15,000	(15,000)	-100%
Change in fair value of contingent acquisition consideration	711	4,364	(3,653)	-84%
Interest expense	(49,390)	(50,505)	1,115	-2%
Total other income (expenses)	(670,627)	(312,122)	(358,505)	115%

Loss from continuing operations	(2,928,154)	(2,166,848)	(761,306)	35%

Gain (loss) from operations of discontinued operations
Loss from operations of discontinued operations	—	(58,741)	58,741	-100%
Gain from disposal of discontinued operations	—	2,674,069	(2,674,069)	-100%
Gain (loss) on discontinued operations	—	2,615,328	(2,615,328)	-100%
Net income (loss)	$(2,928,154)	$448,480	$(3,376,634)	-753%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $1,603,831, or 48% year-over-year, from $3,330,615 in the six months ended June 30, 2023, to $1,726,784 in the six months ended June 30, 2024, primarily as a result of (i) a 50% year-over-year decrease at our NCFM practice of $1,252,184 due to changes in clinical staffing that saw the departure of three physicians in 2023, two of which have been replaced, (ii) a 92% year-over-year decrease at our AEU practice of $216,891 due to the departure of our primary physician and attrition from the practice, and (iii) a 40% decrease at our NWC practice facility of $161,841, offset by (iv) 16% increase of $27,085 at our BTG practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $1,164,260 from the six months ended June 30, 2023 to the same period of 2024. While we expect patient service revenue to increase in future periods from levels realized in the six months ended June 30, 2024 as we plan to add additional physicians and continue patient marketing and retention efforts, there is no guarantee that such increases will occur.

Subscription revenue in the six months ended June 30, 2024 decreased by $19,682, or 55% year-over-year, to $15,794, from $35,476, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $56,732 in the six months ended June 30, 2024, compared to $92,559 in the six months ended June 30, 2023, a decrease of $35,827, or 39%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $765,602, or 41%, to $1,097,047 in the six months ended June 30, 2024, compared to $1,862,649 in the six months ended June 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023.

Other practice operating costs decreased by $398,658 or 31%, to $871,805 in the six months ended June 30, 2024 from $1,270,463 in the six months ended June 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023.

Cost of product revenue was $55,302 in the six months ended June 30, 2024, a decrease of $11,155, or 17%, compared to $66,457 in the same period of 2023, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $76,525, or 4%, to $1,860,912 in the six months ended June 30, 2024 compared to $1,937,437 in the six months ended June 30, 2023, primarily due to lower consulting and other overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the six months ended June 30, 2024 decreased by $4,599, or 3%, to $171,771 compared to $176,370 in the six months ended June 30, 2023, primarily as a result of certain fixed asset reaching the end of their depreciable lives during 2023.

Loss from operations increased by $402,801, or 22%, to $2,257,527 in the six months ended June 30, 2024 compared to $1,854,726 in the six months ended June 30, 2023, primarily as a result of decreased revenue, offset in part by reduced practice operating costs and corporate overhead costs.

Other Income (Expenses)

Loss on extinguishment of debt in the six months ended June 30, 2024 was $170,227, compared to a loss of $88,932 in the six months ended June 30, 2023. Loss on extinguishment of debt in 2023 resulted from early repayment of notes payable to our CEO and extension of notes payable to our CEO and CFO. Loss on extinguishment of debt in 2024 resulted primarily from two maturing notes payable to Dr. Dent refinanced with new convertible notes payable in the same amount.

Gains from the change in fair value of debt was $27,900 in the six months ended June 30, 2024 related to two notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. There were no such gains or losses in the six months ended June 30, 2023.

Amortization of original issue and debt discounts on notes payable and convertible notes in the six months ended June 30, 2024 was $479,621, an increase of $387,572, or 150%, compared to $192,049 in the six months ended June 30, 2023. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances and larger equity-based and original issue discounts offered for new notes payable, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2023.

Gain from realization of contingent sale consideration receivable was $15,000 in the six months ended June 30, 2023, resulting from an excess of actual proceeds received from the sale of the ACO Business in the second quarter 2023 in excess of the amount estimated to be received at the time of the sale. No such gains were realized in the six months ended June 30, 2024.

Gain from the change in fair value of contingent acquisition consideration decreased by $3,653, or 84%, to a gain of $711 in the six months ended June 30, 2024, compared to a gain of $4,364 in the six months ended June 30, 2023. These charges relate to the fourth and final year of the MOD earnout, which will resolve based on the performance of our Medical Distribution Division in calendar year 2024.

Interest expense decreased by $1,115, or 2%, to $49,390 for the six months ended June 30, 2024, compared to $50,505 in the six months ended June 30, 2023, due similar interest-bearing notes payable balances during the six months ended June 30, 2023 and 2024.

Total other income (expenses) increased by $358,505, or 115%, to net expense of $670,627 in the six months ended June 30, 2024 compared to net expense of $312,122 in the six months ended June 30, 2023. The change was primarily a result of increased debt discount amortization charges in 2024 corresponding to higher debt discount balances and higher debt extinguishment loss in 2024.

Loss from continuing operations increased by $761,306, or 35%, to $2,928,154 in the six months ended June 30, 2024, compared to $2,166,848 in the six months ended June 30, 2023. The increased loss was due primarily a decrease in revenue and increased financing related other expenses, offset in part by reduced practice operating costs and corporate overhead costs.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2024 and 2023. Loss from operations of discontinued operations decreased by $58,741, or 100%, from $58,741 in the six months ended June 30, 2023 to $-0- in the six months ended June 30, 2024. The loss in 2023 reflects winding down costs of the discontinued operation after the sale on January 17, 2023. No revenue or costs were incurred related to the business in the six months ended June 30, 2024.

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

Net income (loss)

Net income (loss) decreased by $3,376,634, or 753%, to a net loss of ($2,928,154) in the six months ended June 30, 2024, compared to net income of $448,480 in the six months ended June 30, 2023, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the six months ended June 30, 2023 with no corresponding gain in the six months ended June 30, 2024, (ii) a decrease in revenue and increased financing related other expenses, offset in part by (iii) reduced practice operating costs and corporate overhead costs.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our continuing operations.

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (August 14, 2025).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before August 14, 2025 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through August 14, 2025. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of June 30, 2024, we had cash balances of $172,700, a working capital deficit of $1,390,094 and an accumulated deficit of $44,961,290. For the six months ended June 30, 2024, we had a net loss of $2,928,154 and we used cash from operating activities of $1,713,549. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through June 30, 2024, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During the three months ended June 30, 2023, we sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a then-outstanding promissory note payable to Yorkville. We have not sold any additional shares under the SEPA since January 2023.

During the six months ended June 30, 2024, we issued five new convertible notes payable to our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $1,650,000 and refinanced an existing note with a principal of $166,500. We also issued a note payable to a third party for net cash proceeds of $135,000. We made repayments on related party and third party notes of $37,602 and $510,773, respectively.

During the six months ended June 30, 2024, we sold 5,977,193 shares of common stock to four investors in separate private placement transactions. We received $405,000 in proceeds from the sales. In connection with the stock sales, we also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share and 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share.

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

We plan to raise additional capital to fund our ongoing plan of operation.

Historical Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(1,713,549)	$(1,653,694)
Net cash used in discontinued operating activities	—	(49,561)
Net cash used in operating activities	(1,713,549)	(1,703,255)

Net cash provided by (used in) continuing investing activities	(2,598)	1,961,381
Net cash provided by (used in) discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(2,598)	1,961,381

Net cash provided by continuing financing activities	1,641,625	598,955
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	1,641,625	598,955

Net increase (decrease) in cash from continuing operating	(74,522)	906,642
Net (decrease) in cash from discontinued operating	—	(49,561)
Net increase (decrease) in cash	$(74,522)	$857,081

Operating Activities – During the six months ended June 30, 2024, we used cash from operating activities of $1,713,549, as compared with $1,703,255 in the six months ended June 30, 2023. The slight increase in cash usage results primarily an overall reduction in revenue, offset by cost reduction efforts at our Health Services practices and a decrease of $49,561 in cash used in operations of our discontinued ACO/MSO Division resulting from the unit being sold on January 17, 2023.

Investing Activities – During the six months ended June 30, 2024, we used $2,598 in investing activities related to acquisition of computers and office equipment. During the six months ended June 30, 2023, we realized $1,961,381 from investing activities, comprised of cash proceeds received form the AHP sale, including $750,000 Upfront Cash Consideration, $31,381 Stub Period Reimbursement, and $1,225,000 ($1,180,000 net after commissions) of Incremental Cash Consideration.

Financing Activities – During the six months ended June 30, 2024, cash provided by financing activities was $1,641,625, comprised of $405,000, from the sale of common stock, $1,650,000 from the issuance of notes payable to related parties, and $135,000 from the issuance of notes payable to third parties, offset by $548,375 repayments made against notes payable balances. During the six months ended June 30, 2023, cash provided by financing activities was comprised of $475,000 proceeds from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $1,053,000 from the issuance of notes payable, offset by $929,545 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable).

Exercise of Warrants and Options

No warrants or options were exercised during the six months ended June 30, 2024 or 2023.

Other Outstanding Obligations at June 30, 2024

As of June 30, 2024, 96,064,592 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.035 to $1.05.

As of June 30, 2024, 9,448,730 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.0569 to $0.31.

As of June 30, 2024, 613,160 shares of our common stock are issuable pursuant to future vesting of stock grants.

As of June 30, 2024, 1,977,143 shares of our common stock are earned but unissued pursuant to consulting and director agreements.

As of June 30, 2024, 36,972,139 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the holders of those instruments.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 3, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025. The convertible note payable is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0497 per share, or 20,120,724 shares.

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

Dated: August 14, 2024

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ David Rosal
	Name:	David Rosal
	Title:	Chief Financial Officer and Principal Financial Officer