Form 10-Q
period 2024-09-30
HealthLynked Corp
filed 2024-11-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 281,947,151 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$14,958	$247,222
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0-as of September 30, 2024 and December 31, 2023, respectively	25,557	20,861
Inventory, net	78,819	133,222
Prepaid expenses and other current assets	41,980	55,210
Contingent sale consideration receivable, current portion	1,663,163	199,645
Total Current Assets	1,824,477	656,160
Property and equipment, net of accumulated depreciation of $606,403 and $521,062 as of September 30, 2024 and December 31, 2023, respectively	205,012	290,755
Intangible assets, net of accumulated amortization of $-0- and $258,690 as of September 30, 2024 and December 31, 2023, respectively	---	883,848
Right of use lease assets	678,622	935,812
Deposits, long term portion	50,047	50,047
Contingent sale consideration receivable, long term portion	---	1,463,518

Total Assets	$2,758,158	$4,280,140

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$704,953	$614,178
Contract liabilities	212,793	271,774
Lease liability, current portion	329,322	326,033
Notes payable and other amounts due to related party, net of unamortized original issue discount of $980,250 and $34,834 as of September 30, 2024 and December 31, 2023, respectively	2,216,407	471,742
Notes payable, current portion, net of unamortized original issue discount of$45,557 and $166,487 as of September 30, 2024 and December 31, 2023, respectively	199,141	584,323
Indemnification liability	143,974	143,974
Total Current Liabilities	3,806,590	2,412,024

Long-Term Liabilities
Lease liability, long term portion	350,951	613,386
Government and other notes payable, long term portion	533,536	450,000

Total Liabilities	4,691,077	3,475,410

Commitments and contingencies (Note 14)

Shareholders’ Equity (Deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized,281,947,151 and 275,964,958 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	28,195	27,597
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 2,649,203 and 2,764,352 as of September 30, 2024 and December 31, 2023, respectively	147,509	281,682
Additional paid-in capital	44,823,036	42,525,837
Accumulated deficit	(46,934,409)	(42,033,136)
Total Shareholders’ Equity (Deficit)	(1,932,919)	804,730

Total Liabilities and Shareholders’ Equity	$2,758,158	$4,280,140

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Patient service revenue, net	$522,795	$1,271,466	$2,249,579	$4,602,081
Subscription revenue	32,367	18,574	48,161	54,050
Product revenue	34,962	42,475	91,694	135,034
Total revenue	590,124	1,332,515	2,389,434	4,791,165

Operating Expenses and Costs
Practice salaries and benefits	449,759	772,416	1,546,806	2,635,065
Other practice operating expenses	349,467	529,067	1,221,272	1,799,530
Cost of product revenue	31,674	40,820	86,976	107,277
Selling, general and administrative expenses	631,828	767,705	2,492,740	2,705,142
Depreciation and amortization	82,743	87,392	254,514	263,762
Impairment loss	716,000	319,958	716,000	319,958
Total Operating Expenses and Costs	2,261,471	2,517,358	6,318,308	7,830,734

Loss from operations	(1,671,347)	(1,184,843)	(3,928,874)	(3,039,569)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	2,580	---	(167,647)	(88,932)
Change in fair value of debt	65,344	---	93,244	---
Gain from expiration of liability classified equity instruments	---	92,641	---	92,641
Amortization of original issue discounts on notes payable	(322,141)	(132,155)	(801,762)	(324,204)
Gain from realization of contingent sale consideration receivable	---	1,075,857	---	1,090,857
Change in fair value of contingent acquisition consideration	1,478	4,819	2,189	9,183
Interest expense and other	(49,033)	(17,689)	(98,423)	(68,194)
Total other income (expenses)	(301,772)	1,023,473	(972,399)	711,351

Loss from continuing operations before provision for income taxes	(1,973,119)	(161,370)	(4,901,273)	(2,328,218)

Provision for income taxes	---	---	---	---

Loss from continuing operations	(1,973,119)	(161,370)	(4,901,273)	(2,328,218)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	---	(13,554)	---	(72,295)
Gain from disposal of discontinued operations	---	---	---	2,674,069
Gain (loss) on discontinued operations	---	(13,554)	---	2,601,774

Net income (loss)	$(1,973,119)	$(174,924)	$(4,901,273)	$273,556

Loss per share from continuing operations, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Fully diluted	(0.01)	(0.00)	(0.02)	(0.01)

Gain (loss) on discontinued operations, basic and diluted:
Basic	$0.00	$(0.00)	$0.00	$0.01
Fully diluted	0.00	(0.00)	0.00	0.01

Net loss per share, basic and diluted:
Basic	$(0.01)	$(0.00)	$(0.02)	$0.00
Fully diluted	(0.01)	(0.00)	(0.02)	0.00

Weighted average number of common shares:
Basic	281,947,151	265,519,460	281,428,579	260,853,370
Fully diluted	281,947,151	265,519,460	281,428,579	260,853,370

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	275,964,958	2,750,000	27,597	2,750	281,682	42,525,837	(42,033,136)	804,730

Sales of common stock	5,100,000	---	510		---	255,413	---	255,923
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	99,077	---	99,077
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	209,943	---	209,943
Fair value of beneficial conversion feature allocated to proceeds of related party debt	---	---	---	---	---	146,405	---	146,405
Consultant and director fees payable with common shares and warrants	---	---	---	---	43,437	---	---	43,437
Shares and options issued to employees	---	---	---	---	(270,549)	320,246	---	49,697
Net loss	---	---	---	---	---	---	(1,387,718)	(1,387,718)

Balance at March 31, 2024	281,064,958	2,750,000	28,107	2,750	54,570	43,556,921	(43,420,854)	221,494

Sales of common stock	877,193	---	87		---	38,734	---	38,821
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	11,178	---	11,178
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	364,422	---	364,422
Fair value of beneficial conversion feature allocated to proceeds of related party debt	---	---	---	---	---	392,905	---	392,905
Consultant and director fees payable with common shares and warrants	---	---	---	---	69,624	---	---	69,624
Shares and options issued to employees	5,000	---	1	---	(13,320)	30,732	---	17,413
Net loss	---	---	---	---	---	---	(1,540,436)	(1,540,436)
Balance at June 30, 2024	281,947,151	2,750,000	28,195	2,750	110,874	44,394,892	(44,961,290)	(424,579)

Stock fees related to sales of common stock	---	---	---		3,000	(32,134)	---	(29,134)
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	209,931	—	209,931
Fair value of beneficial conversion features allocated to proceeds of related party debt	---	---	---	---	---	242,979	---	242,979
Consultant and director fees payable with common shares and warrants	---	---	---	---	33,635	---	---	33,635
Shares and options issued to employees	---	---	---	---	---	7,368	---	7,368
Net loss	---	---	---	---	---	---	(1,973,119)	(1,973,119)

Balance at September 30, 2024	281,947,151	2,750,000	28,195	2,750	147,509	44,823,036	(46,934,409)	(1,932,919)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	2,000,000		200		---	125,998		126,198
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	73,802	---	73,802
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	95,393	---	95,393
Consultant and director fees payable with common shares and warrants	---	---	---	---	54,972		---	54,972
Shares and options issued to employees	987,500	---	99	---	(34,200)	67,229	---	33,128
Net income	---	---	---	---	---	---	1,451,935	1,451,935

Balance at March 31, 2023	259,152,889	2,750,000	25,915	2,750	246,356	41,462,620	(39,568,998)	2,168,643

Other sales of common stock	5,416,667		542		---	154,072		154,614
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	120,386	---	120,386
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	50,025	---	50,025
Consultant and director fees payable with common shares and warrants	200,000	---	20	---	37,236	15,380	---	52,636
Shares and options issued to employees	60,000	---	6	---		24,607	---	24,613
Incremental fair value of repriced warrants	---	---	---	---	---	4,358		4,358
Net loss	---	---	---	---	---	---	(1,003,455)	(1,003,455)
Balance at June 30, 2023	264,829,556	2,750,000	26,483	2,750	283,592	41,831,448	(40,572,453)	1,571,820

Shares issued to vendors	729,554		73		---	48,807		48,880
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	44,212	---	44,212
Fair value of warrants allocated to proceeds of third party debt	---	---	---	---	---	15,140	---	15,140
Consultant and director fees payable with common shares and warrants		---		---	38,345		---	38,345
Shares and options issued to employees		---		---		17,420	---	17,420
Net loss	---	---	---	---	---	---	(174,924)	(174,924)

Balance at September 30, 2023	265,559,110	2,750,000	26,556	2,750	321,937	41,957,027	(40,747,377)	1,560,893

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(4,901,273)	$273,556
Loss from discontinued operations	---	72,295
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from disposal of discontinued operations	---	(2,674,069)
Depreciation and amortization	254,514	263,762
Loss on disposal of equipment	1,675	---
Gain on termination of lease	(1,148)	---
Impairment loss	716,000	319,958
Stock based compensation, including amortization of deferred equity compensation	192,039	225,472
Gain from expiration of liability classified equity instruments	---	(92,641)
Amortization of debt discount	801,762	324,204
Loss on extinguishment of debt	167,647	88,932
Change in fair value of debt	(93,244)	---
Gain from realization of contingent sale consideration receivable	---	(1,090,857)
Change in fair value of contingent acquisition consideration	(2,189)	(9,183)
Changes in operating assets and liabilities:
Accounts receivable	(4,696)	8,252
Inventory	54,403	50,580
Prepaid expenses and other current assets	13,230	255,710
Right of use lease assets	248,913	551,736
Accounts payable and accrued expenses	110,549	(507,408)
Lease liability	(249,721)	(550,848)
Contract liabilities	(58,981)	(377,079)
Net cash used in continuing operating activities	(2,750,520)	(2,867,628)
Net cash used in discontinued operating activities	---	(84,946)
Net cash used in operating activities	(2,750,520)	(2,952,574)

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	---	2,321,381
Acquisition of property and equipment	(2,598)	(1,500)
Net cash provided by (used in) continuing investing activities	(2,598)	2,319,881
Net cash used in discontinued investing activities	---	---
Net cash provided by (used in) investing activities	(2,598)	2,319,881

Cash Flows from Financing Activities
Proceeds from sale of common stock	405,000	475,000
Proceeds from related party notes payable	2,675,000	1,048,500
Proceeds from third party notes payable	335,000	685,250
Repayment of related party notes payable	(67,601)	(867,400)
Repayment of third party notes payable	(826,545)	(719,220)
Net cash provided by continuing financing activities	2,520,854	622,130
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	2,520,854	622,130

Net increase (decrease) in cash	(232,264)	(10,563)
Cash, beginning of period	247,222	61,891

Cash, end of period	$14,958	$51,328

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024		2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$19,737		$21,041
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability		$28,044		$296,004
Extinguishment of operating lease: right of use asset and lease liability		$(37,469)	$	---
Common stock issuable issued during period	$	---		$34,105
Fair value of options issued in satisfaction of common stock issuable		$283,869	$	---
Fair value of warrants allocated to proceeds of related party notes payable		$751,158		$95,393
Fair value of warrants allocated to proceeds of third party notes payable	$	---		$59,351
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable		$782,292		$
Fair value of warrants issued to extend related party debt		$33,138		$50,025
Incremental fair value of convertible note payable to related party resulting from refinancing		$49,680		$
Note payable to related party balance classified as accrued interest		$17,588	$	---
Warrant liability incurred in connection with collection of contingent sale consideration receivable	$	---		$10,820
Net carrying value of equity liabilities (assets) written off	$	---		$12,147
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance	$	---		$18,765
Fair value of shares issued to pay vendor accounts payable balance	$	---		$48,881
Fair value of shares issuable for cost of equity		$29,134	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on April 1, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three or nine months ended September 30, 2024, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the nine months ended September 30, 2024 or 2023 to the judgments applied in determining the amount and timing of patient service revenue.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of September 30, 2024 and December 31, 2023, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount, which is the standard charge based on the Company’ list price, net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 59% of gross billings. Trade accounts receivable are recorded at this net amount. As of September 30, 2024 and December 31, 2023, the Company’s gross patient services accounts receivable were $43,612 and $34,481, respectively, and net patient services accounts receivable were $25,557 and $20,861, respectively, based upon net reporting of accounts receivable. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively.

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

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Upon termination of a lease, the ROU asset and lease liability are written off. See Note 8 for more complete details on balances as of the reporting periods presented herein.

Inventory

Inventory consisting of supplements, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Outdated inventory is directly charged to cost of goods sold.

Intangible Assets

The Company recognizes an acquired intangible whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. See Note 7, “Intangible Assets and Goodwill,” for further discussion of impairment charges in the nine months ended September 30, 2024 and 2023.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the nine months ended September 30, 2024 since the Company sustained a loss in that period. No income tax was provided for the nine months ended September 30, 2023 because the Company had sufficient operating loss carryforwards to offset any net income for the full year 2023, including income from capital gains related to the disposal of discontinued operations. The Company recognized net loss for the full year 2023. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, marketable investments, accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the nine months ended September 30, 2024 and 2023, the Company reported a loss from continuing operations. As a result, diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share, even though the Company had net income in the nine months ended September 30, 2023 after adjusting for gains related to discontinued operations. The Company excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2024 and December 31, 2023, potentially dilutive securities were comprised of (i) 105,596,579 and 77,414,648 warrants outstanding, respectively, (ii) 6,246,917 and 5,093,738 stock options outstanding, respectively, (iii) -0- and 1,484,488 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 2,649,203 and 2,764,352 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (v) up to 53,870,658 and 3,780,000 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, and (vi) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s assets and liabilities are classified as held for sale as of December 31, 2022 and the unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the three and nine months ended September 30, 2024 and 2023.

Recently Adopted Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the nine months ended September 30, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the nine months ended September 30, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (November 14, 2025). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 14, 2025.

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

As of September 30, 2024, the Company had cash balances of $14,958, a working capital deficit of $1,982,113 and an accumulated deficit of $46,934,409. For the nine months ended September 30, 2024, the Company had a net loss of $4,901,273 and used cash from operating activities of $2,750,520. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company received $750,000 upon signing of the AHP Merger Agreement, the $31,381 Stub Period Reimbursement (defined below) in March 2023, $1,750,000 ($1,540,000 net after commissions) during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement, $1,873,993 ($1,186,231 net after commissions and other expenses) related to AHP’s Plan Year 2022 MSSP shared savings. During November 2024, based on a notification from the CMS regarding 2023 plan year shared savings, the Company was scheduled to receive gross proceeds of $500,000 ($325,000 net after commissions) from the Buyer’s plan year 2023 MSSP Shared Savings. The Company may still receive future consideration under the AHP Merger Agreement comprised of shares of the Buyer’s common stock if the Buyer completes an initial public offering by February 1, 2025.

During the nine months ended September 30, 2024, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $3,010,000 and made repayments on existing and new notes payable to related parties and third parties totaling $894,146, and (ii) received $405,000 proceeds from the sale of its common stock.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS (CONTINUED)

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

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 14, 2025. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the Center for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”)($31,381 paid in March 2023); (3) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to the Buyer by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022 (the “2022 MSSP Consideration”), of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in October 2023; (5) $500,000 of the Incremental Cash Consideration allocated to AHP’s participating physicians at closing to be reimbursed to the Company by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”),; and (6) in the event that Buyer completes a planned initial public offering (“IPO”) by February 1, 2025, shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

Discontinued Operations

The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. No assets or liabilities were classified as held for sale as of September 30, 2024 or December 31, 2023.

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue:
Consulting revenue	$	---	$	---	$	---	$23,646
Total revenue		---		---		---	23,646

Operating Expenses and Costs:
Medicare shared savings expenses		---		13,554		---	95,941

Loss from operations of discontinued operations before income taxes		---		(13,554)		---	(72,295)
Provision for income taxes		---		---		---	---

Loss from discontinued operations, net of income taxes	$	---		$(13,554)	$	---	$(72,295)

Net cash used in operations of the ACO/MSO Division was $-0- and $84,946 in the nine months ended September 30, 2024 and 2023, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the nine months ended September 30, 2024 and 2023.

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

SEPTEMBER 30, 2024 (UNAUDITED)

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

Prepaid expenses reflect prepaid services from which the Buyer benefited following the AHP Sale. Intangible assets and goodwill represented the carrying value of assets recorded at the time the Company acquired CHM and AHP in 2020 (the “Original Acquisition”). Contract liability represented remaining unearned revenue for which the Buyer was required to provide the performance obligations after January 17, 2023. In connection with the AHP Sale, the remaining value of contingent acquisition consideration (“CAC”) related to the Original Acquisition was written off.

After recording the fair value of consideration and derecognition of assets and liabilities, and an estimated liability related to the Indemnification Clause, the Company recorded a gain from disposal of discontinued operations in the amount of $2,674,069 in the nine months ended September, 2023 as follows:

Total fair value of consideration received and receivable	$4,069,097
Less: net book value of assets and liabilities sold	(1,251,054)
Less: fair value of Indemnification Clause	(143,974)

Gain from disposal of discontinued operations	$2,674,069

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

Receipt and Extension of Contingent Sale Consideration Receivable

The Company has received the following consideration from the AHP Merger Agreement through September 30, 2024: (i) $750,000 upon signing of the AHP Merger Agreement in January 2023, (ii) the $31,381 Stub Period Reimbursement in March 2023, (iii) $1,750,000 ($1,540,000 net after commissions) Incremental Cash Consideration during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement, and (iv) $1,873,993 ($1,186,231 net after commissions and other expenses) in October 2023 related to AHP’s Plan Year 2022 MSSP shared savings. The Company expects to receive gross proceeds of $500,000 ($325,000 net after payments to participating physicians and commissions) related to the Physician Advance Consideration during the fourth quarter of 2024.

The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. Gain from realization of contingent sale consideration receivable was $-0- and $1,075,857 during the three months ended September 30, 2024 and 2023, respectively, and $-0- and $1,090,857 during the nine months ended September 30, 2024 and 2023, respectively. Gains in 2023 relate to excess value realized over the carrying value of the Incremental Cash Consideration and the 2022 MSSP Consideration.

The carrying value of the remaining unresolved components of contingent consideration receivable as of September 30, 2024 and December 31, 2023 was as follows:

	September 30,	December 31,
	2024	2023

Physician Advance Consideration	$199,645	$199,645
IPO Share Consideration	1,463,518	1,463,518
Total contingent consideration receivable	1,663,163	1,663,163

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

Insurance prepayments	$7,377	$11,209
Other expense prepayments	29,158	38,391
Rent deposits	50,047	50,547
Contract assets	5,445	5,110
Total prepaid expenses and other	92,027	105,257
Less: long term portion	(50,047)	(50,047)
Prepaid expenses and other, current portion	$41,980	$55,210

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

Medical equipment	$496,452	$493,854
Furniture, office equipment and leasehold improvements	314,963	317,963

Total property and equipment	811,415	811,817
Less: accumulated depreciation	(606,403)	(521,062)

Property and equipment, net	$205,012	$290,755

Depreciation expense was $27,666 and $30,352, during the three months ended September 30, 2024 and 2023, respectively, and $86,666 and $92,642 during the nine months ended September 30, 2024 and 2023, respectively. The Company recognized a loss on disposal of equipment of $1,675 and $-0- during the three months ended September 30, 2024 and 2023, respectively, and $1,675 and $-0- during the nine months ended September 30, 2024 and 2023, respectively, related to office equipment no longer in use.

NOTE 7 – INTANGIBLE ASSETS

Identifiable intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,		December 31,
	2024		2023

NCFM: Medical database	$	---	$1,101,538
NCFM: Website		---	41,000

Total intangible assets		---	1,142,538
Less: accumulated amortization		---	(258,690)

Intangible assets, net	$	---	$883,848

Intangible assets arose from the acquisition of NCFM in April 2019. The NCFM Medical Database was being prospectively amortized starting January 1, 2023 over an estimated five-year useful life. The NCFM website began being amortized over a five-year life from the acquisition date. Amortization expense related to intangible assets was $55,077 and $57,040, during the three months ended September 30, 2024 and 2023, respectively, and $167,848 and $171,120 during the nine months ended September 30, 2024 and 2023, respectively.

As a result of the full impairment of the NCFM medical database during the three and nine months ended September 30, 2024 as described below, there is no expected future amortization expense of intangible assets.

Impairment of NCFM Medical Database – 2024

During the three months ended September 30, 2024, the Company determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to the three months ended September 30, 2023 and a 35% decline compared to the preceding three month period ended June 30, 2024, (ii) substantial operating losses and negative cash flows generated from the practice during the three months ended September 30, 2024 for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. The Company does not believe that the levels of revenue and profitability achieved since acquisition of NCFM in 2019 are reasonably likely to return to the extent that projected cash flows from the practice can substantiate the carrying value of the NCFM Medical Database.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. The Company determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the three and nine months ended September 30, 2024.

Impairment of AEU Goodwill – 2023

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

NOTE 8 – LEASES

The Company has separate operating leases, and related amendments thereto, for office space related to its NWC, NCFM, and BTG practices, its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2025, November 2026, and January 2027, respectively. As of September 30, 2024, the Company’s weighted-average remaining lease term relating to its operating leases was 2.0 years, with a weighted-average discount rate of 23.68%. During July 2024, the Company terminated without penalty its lease for its AEU facility, which was set to expire in March 2026, and relocated its AEU practice to the NWC facility. In connection with the termination, the Company wrote off the ROU lease asset in the amount of $36,319 and lease liability in the amount of $37,466, and recognized a gain on termination of lease in the amount of $1,148.

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Lease assets	$678,622	$935,812

Lease liabilities
Lease liabilities (short term)	$329,322	$326,033
Lease liabilities (long term)	350,951	613,386
Total lease liabilities	$680,273	$939,419

Lease expense was $126,211 and $123,572 during the three months ended September 30, 2024 and 2023, respectively, and $385,610 and $345,759 during the nine months ended September 30, 2024 and 2023, respectively.

Maturities of operating lease liabilities were as follows as of September 30, 2024:

2024 (October to December)	$133,639
2025	452,672
2026	329,364
2027	989
Total lease payments	916,664
Less interest	(236,391)
Present value of lease liabilities	$680,273

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

Trade accounts payable	$470,715	$251,479
Accrued payroll liabilities	51,518	110,103
Accrued operating expenses	57,410	91,238
Accrued interest	98,119	57,074
Accrued commissions payable from 2022 MSSP Consideration	25,000	100,000
Contingent acquisition consideration payable	---	2,189
Product return allowance	2,191	2,095
	$704,953	$614,178

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

Patient services paid but not provided - NCFM	$86,276	$95,334
Patient services paid but not provided - BTG	91,110	100,857
Patient services paid but not provided - NWC	32,802	75,438
Unshipped products - MOD	2,605	145
	$212,793	$271,774

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2024 and December 31, 2023 were comprised of the following:

	September 30,		December 31,
	2024		2023

Note Payable to Dr. Michael Dent, March 2023	$ ---		$12,601
Note Payable to Dr. Michael Dent, June 2023	---		26,875
Note Payable to Dr. Michael Dent, December 2023	---		166,500
Convertible Note Payable I to Dr. Michael Dent, March 2024	359,509	*	---
Convertible Note Payable II to Dr. Michael Dent, March 2024 **	140,544	*	---
Convertible Note Payable III to Dr. Michael Dent, March 2024 **	156,004	*	---
Convertible Note Payable IV to Dr. Michael Dent, April 2024	150,000		---
Convertible Note Payable V to Dr. Michael Dent, April 2024	50,000		---
Convertible Note Payable VI to Dr. Michael Dent, June 2024	1,000,000		---
Convertible Note Payable VII to Dr. Michael Dent, September 2024	36,842		---
Convertible Note Payable VIII to Dr. Michael Dent, September 2024	10,526		---
Convertible Note Payable IX to Dr. Michael Dent, September 2024	73,684		---
Convertible Note Payable X to Dr. Michael Dent, September 2024	21,053		---
Convertible Note Payable X to Dr. Michael Dent, September 2024	105,263		---
Convertible Note Payable XI to Dr. Michael Dent, September 2024	126,316		---
Convertible Note Payable XII to Dr. Michael Dent, September 2024	105,263		---
Convertible Note Payable XIII to Dr. Michael Dent, September 2024	52,632		---
Convertible Note Payable XIV to Dr. Michael Dent, September 2024	157,895		---
Convertible Note Payable XV to Dr. Michael Dent, September 2024	210,526		---
Advances payable to Dr. Michael Dent, September 2024	140,000		---
Face value of notes payable to related party	2,896,057		205,976
Less: unamortized discounts	(980,250)		(34,834)
Notes payable to related party, total	1,915,807		171,142
Plus deferred compensation payable to Dr. Michael Dent	300,600		300,600
Total due to related party	$2,216,407		$471,742

**	- denotes note payable carried at fair value

Notes Payable to Dr. Michael Dent

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company was required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount was being amortized over the life of the November MCA. The Company made payments totaling $-0- and $45,000 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $146,250 in the nine months ended September 30, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $11,219 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $33,658 in the nine months ended September 30, 2024 and 2023, respectively. The November MCA was repaid in full during the fourth quarter of 2023. As of September 30, 2024 and December 31, 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company was required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount was being amortized over the life of the December MCA. The Company made payments totaling $-0- and $33,000 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $107,250 in the nine months ended September 30, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $17,070 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $51,211 in the nine months ended September 30, 2024 and 2023, respectively. The December MCA was repaid in full during the fourth quarter of 2023. As of September 30, 2024 and December 31, 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On January 5, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the $10k Dent Note, the Company issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. At inception, the Company recognized a note payable in the amount of $10,000 and a discount against the note payable of $3,851 for the allocated fair value of the warrants. The discount was to be amortized over the life of the $10k Dent Note. The $10k Dent Note was repaid in full during January 2023. Amortization of debt discount was $-0- and $269, respectively, in the nine months ended September 30, 2023, and $-0- and $-0-, respectively, in the three months ended September 30, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $-0- and $3,582 in the three and nine months ended September 30, 2023, respectively.

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

On February 14, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum and matured six months from issuance. In connection with the February 2023 Dent Note, the Company issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. At inception, the Company recognized a note payable in the amount of $186,000 and a discount against the note payable of $50,989 for the allocated fair value of the original issue discounts and warrants. The discount was amortized over the life of the February 2023 Dent Note. The February 2023 Dent Note was repaid in full during August 2023. No payments were made on the February 2023 Dent Note in the three or nine months ended September 30, 2024 or 2023. Amortization of debt discount was $-0- and $12,747 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $50,989 in the nine months ended September 30, 2024 and 2023. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matured on March 14, 2024. The Company was required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The Company made payments totaling $-0- and $37,803 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $63,006 in the nine months ended September 30, 2024 and 2023. Amortization of debt discount was $-0- and $7,432 in the three months ended September 30, 2024 and 2023, respectively, and $2,504 and $16,075 in the nine months ended September 30, 2024 and 2023 respectively. The March 2023 Dent Note was repaid in January 2024.

On April 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bore a fixed interest charge of $15,000 (15% per annum) and had an original maturity date of May 12, 2023. At inception, the Company recorded a discount against the note of $15,000, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $15,000 in the three and nine months ended September 30, 2023. On May 12, 2023, the Company issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date of the April 2023 Dent Note until June 30, 2023. The April 2023 Dent Note was repaid in full on June 29, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $-0- and $31,621 in the three and nine months ended September 30, 2023, respectively.

On April 27, 2023, the Company issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bore a fixed interest charge of $5,250 (15% per annum) and was scheduled to mature May 25, 2023. At inception, the Company recorded a discount against the note of $5,250, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $-0- and $5,250 in the three and nine months ended September 30, 2023, respectively. On June 2, 2023, the Company issued 261,194 five-year warrants with an exercise price of $0.067 to Mr. O’Leary in exchange for extending the maturity date of the April 2023 O’Leary Note until July 13, 2023. The April 2023 O’Leary Note was repaid in full on June 15, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $-0- and $12,549 in the three and nine months ended September 30, 2023, respectively.

On June 8, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note I”). Net proceeds were $30,000. The June 2023 Dent Note I bore a fixed interest charge of $4,500 (15% per annum) and had an original maturity date of June 30, 2023. At inception, the Company recorded a discount against the note of $4,500, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $4,500 in the nine months ended September 30, 2024 and 2023, respectively. The June 2023 Dent Note was repaid in full in June 2023. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. Amortization of debt discount was $-0- and $943 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $984 in the nine months ended September 30, 2024 and 2023, respectively. The June 2023 Dent Note was repaid in full in January 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On August 17, 2023, the Company issued to a trust controlled by Dr. Dent a promissory note (the “August 2023 Dent Note”) with an initial stated principal amount equal to $330,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The August 2023 Dent Note included a 5% original issue discount, accrued interest at a rate of 0%, and was scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. The Company received net proceeds of $308,500 after discounts and fees. In connection with the note, the Company issued 500,000 five-year warrants to the holder with an exercise price of $0.15. The fair value of the warrants was $25,311. At inception, the Company recognized a note payable in the amount of $343,200 and a discount against the note payable of $56,739 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $-0- and $23,776 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $23,776 in the nine months ended September 30, 2023 and 2022. No repayments were made during the three or nine months ended September 30, 2024 or 2023. The August 2023 Dent Note was repaid in full in October 2023.

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

On September 13, 2023, the Company issued to Dr. Michael Dent a promissory note with a face value of $93,500 (the “September 2023 Dent Note”). Net proceeds were $85,000. The September 2023 Dent Note bore a fixed interest charge of $8,500 (10% per annum) and had a maturity date of October 12, 2023. In connection with the note, the Company issued 850,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $31,714. At inception, the Company recognized a note payable in the amount of $93,500 and a discount against the note payable of $30,672 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $-0- and $17,980 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $17,980 in the nine months ended September 30, 2024 and 2023. No repayments were made during the three or nine months ended September 30, 2024 or 2023. The September 2023 Dent Note was repaid in full in October 2023.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bore a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matured on February 28, 2024. The Company received net proceeds of $150,000. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. The Company made no payments in the three or nine months ended September 30, 2024 or 2023. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $32,330 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below. No loss on extinguishment of debt was recognized in the nine months ended September 30, 2024 because the discount was fully amortized at the time of the refinancing.

On March 27, 2024, the Company issued to a trust controlled by Dr. Michael Dent three separate notes payable as follows: (1) a note payable with a principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024 (the “March 2024 Dent Note I”), (2) a note payable with a principal of $150,000, an interest rate of 12% per annum, and an original maturity date of August 24, 2024 (the “March 2024 Dent Note II”), and (3) a note payable with a principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (the “March 2024 Dent Note III”, and collectively, the “March 2024 Dent Notes”). The full amount of principal and accrued interest on each of the March 2024 Dent Notes is due at the respective maturity date of each note. Each of the March 2024 Dent Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0573 per share. In connection with the issuance of the March 2024 Dent Notes, the Company also issued to the holder a ten-year warrant to purchase 6,660,000 shares of the Company’s common stock at an exercise price of $0.06 per share (the “March 2024 Warrant”). The fair value of the March 2024 Warrant was $254,345.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Net proceeds from the March 2024 Dent Note I were $350,000. At inception, the Company recorded a discount of $203,588, representing the allocated fair value of the beneficial conversion feature (“BCF”) and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note I. The discount was being amortized over the original life of the note. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $203,588 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note I in the three or nine months ended September 30, 2024 or 2023. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 393,750 shares of the Company’s common stock at an exercise price of $0.081 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized a loss on extinguishment of debt of $-0- and $65,936 in the three and nine months ended September 30, 2024, respectively. The March 2024 Dent Note I was recorded at its fair value of $405,006 following the extension. The Company recognized a gain on change in fair value of debt in the amount of $33,224 and $45,497 in the three and nine months ended September 30, 2024, respectively, to revalue the note at its fair value at period end. As of September 30, 2024 and December 31, 2023, the fair value (which equals the carrying value) of the March 2024 Dent Note I was $359,509 and $-0-, respectively, and remaining principal payments were $350,000 and $-0-, respectively. The March 2024 Dent Note I will continue to be revalued at future period ends.

Net proceeds from the March 2024 Dent Note II were $150,000. At inception, the Company recorded a discount of $89,222, representing the allocated fair value of the BCF and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note II. The discount is being amortized over the life of the note. Amortization of debt discount was $32,715 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $89,222 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the three or nine months ended September 30, 2024 or 2023. On September 17, 2024, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized a gain on extinguishment of debt of $8,089 in each of the three and nine months ended September 30, 2024. The March 2024 Dent Note II was recorded at its fair value of $150,788 following the extension. The Company recognized a gain on change in fair value of debt in the amount of $4,130 and $4,130 in the three and nine months ended September 30, 2024, respectively, to revalue the note at its fair value at period end. As of September 30, 2024 and December 31, 2023, the fair value (which equals the carrying value) of the March 2024 Dent Note II was $140,544 and $-0-, respectively, and remaining principal payments were $150,000 and $-0-, respectively. The March 2024 Dent Note II will continue to be revalued at future period ends.

The March 2024 Dent Note III refinanced the previously issued December 2023 Dent Note in the same principal amount of $166,500. Because the two notes were determined to be substantially different, the issuance of the March 2024 Dent Note III and repayment of the December 2023 Dent Note was treated as an extinguishment and reissuance. Accordingly, the Company recognized a loss on debt extinguishment of $-0- and $96,660 in the three and nine months ended September 30, 2024, respectively, related to the original issuance of the March 2024 Dent Note III. On September 17, 2024, the maturity date on the March 2024 Dent Note III (as well as March 2024 Dent Note II) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized an additional loss on extinguishment of debt of $5,508 in each of the three and nine months ended September 30, 2024. The Company recognized gains on the change in fair value of debt in the amount of $27,990 and $43,617 in the three and nine months ended September 30, 2024, respectively, to revalue the note at its fair value at period end. As of September 30, 2024 and December 31, 2023, the fair value (which equals the carrying value) of the March 2024 Dent Note III was $156,004 and $-0-, respectively, and remaining principal payments were $166,500 and $-0-, respectively. The March 2024 Dent Note II will continue to be revalued at future period ends.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.0577 per share. The Company received net proceeds of $150,000. At inception, the Company recorded a note payable in the amount of $150,000 with no related discounts. No payments were made on the April 2024 Dent Note I in the three or nine months ended September 30, 2024 or 2023. As of September 30, 2024 and December 31, 2023, the net carrying value was $150,000 and $-0-, respectively, and remaining principal payments were $150,000 and $-0-, respectively.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.05 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. No payments were made on the April 2024 Dent Note II in the three or nine months ended September 30, 2024 or 2023. As of September 30, 2024 and December 31, 2023, the net carrying value was $50,000 and $-0-, respectively, and remaining principal payments were $50,000 and $-0-, respectively.

On June 3, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.0497 per share. The Company received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, the Company issued 10,000,000 ten-year warrants to the holder with an exercise price of $0.0497. The fair value of the warrants was $333,111. The fair value of the embedded conversion feature (“ECF”) was $392,905. At inception, the Company recorded a note payable in the amount of $1,000,000 and a discount against the note payable of $785,811 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $198,067 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $256,196 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made no payments in the three or nine months ended September 30, 2024 or 2023. As of September 30, 2024 and December 31, 2023, the net carrying value was $470,385 and $-0-, respectively, and remaining principal payments were $1,000,000 and $-0-, respectively.

On September 19, 2024, the Company issued to a trust controlled by Dr. Michael Dent ten separate senior secured convertible promissory note in the aggregate principal amount of $900,000, each with an interest rate of 12% per annum and maturity dates between January 1, 2025 and March 10, 2025 (the “September 2024 Notes”). Each of the September 2024 Dent Notes are convertible at any time at the holder’s option into shares of the Company common stock at a fixed conversion price of $0.0486 per share. The Company received net proceeds of $855,000 after original issue discount. The details of the September 2024 Notes are as follows:

			Original
Note	Maturity	Note	Issue	Net
Date	Date	Principal	Discount	Proceeds
09/18/24	01/10/25	$36,842	$1,842	$35,000
09/18/24	01/16/25	10,526	526	10,000
09/18/24	01/16/25	73,684	3,684	70,000
09/18/24	01/19/25	21,053	1,053	20,000
09/18/24	01/30/25	105,263	5,263	100,000
09/18/24	02/14/25	126,316	6,316	120,000
09/18/24	02/20/25	105,263	5,263	100,000
09/18/24	02/28/25	52,632	2,632	50,000
09/18/24	03/04/25	157,895	7,895	150,000
09/18/24	03/10/25	210,526	10,526	200,000
Total		$900,000	$45,000	$855,000

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the September 2024 Notes, the Company issued to the holder a ten-year warrant to purchase 9,259,258 shares of common stock with an exercise price of $0.0486 (the “September 2024 Warrant”). The full amount of principal and accrued interest on each of the September 2024 Notes is due at the respective maturity date of each note. Each of the September 2024 Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0486 per share. The fair value of the September 2024 Warrant was $271,256.

The combined fair value of the ECFs on the September 2024 Notes was $244,979. At inception, the Company recorded notes payable in the amount of $900,000 and a discount against the September 2024 Notes of $486,288 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $35,654 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $35,654 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made no payments against the September 2024 Note in the three or nine months ended September 30, 2024 or 2023. As of September 30, 2024 and December 31, 2023, the net carrying value of the September 2024 Notes was $449,365 and $-0-, respectively, and remaining principal payments were $900,000 and $-0-, respectively.

During September 2024, a trust controlled by Dr. Michael Dent advanced $170,000 to the Company in the form of undocumented advances. The Company repaid $30,000 of the advances during September 2024.

Interest accrued on notes and convertible notes payable to related parties as of September 30, 2024 and December 31, 2023 was $56,079 and $7,456, respectively. Interest expense on notes and convertible notes payable to related parties was $43,742 and $3,479 in the three months ended September 30, 2024 and 2023, respectively, and $75,091 and $14,325 in the nine months ended September 30, 2024 and 2023, respectively.

Deferred Compensation Payable to Dr. Michael Dent

There was no activity related to deferred compensation payable to Dr. Michael Dent and therefore, as of September 30, 2024 and December 31, 2023, the balance was $300,600 and $300,600, respectively.

Other Related Transactions

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of September 30, 2024 and December 31, 2023, the Company had 408,160 and 408,164 shares, respectively, issuable to our directors under such compensation arrangements.

Consulting fees paid by the Company to Dr. Dent’s spouse were $16,731 and $16,731 in the three months ended September 30, 2024 and 2023, respectively, and $111,538 and $83,654 in the nine months ended September 30, 2024 and 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE

Notes payable as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable III, August 2023	---	97,279
Yorkville Note Payable III, November 2023	---	302,400
1800 Diagonal Note Payable III, December 2023	15,030	162,131
Yorkville Note Payable III, December 2023	---	189,000
1800 Diagonal Note Payable IV, April 2024	108,192	---
Leaf Capital Note Payable, August 2024	205,012	---
Face value of notes payable	778,234	1,200,810
Less: unamortized discounts	(45,557)	(166,487)
Notes payable, total	732,677	1,034,323
Less: long term portion	(533,536)	(450,000)
Notes payable, current portion	$199,141	$584,323

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

Interest accrued on SBA loans as of September 30, 2024 and December 31, 2023 was $20,051 and $27,628, respectively. Interest expense (income) recognized on the loans was $4,253 and $12,209 in the three months ended September 30, 2024 and 2023, respectively, and $12,159 and $5,426 in the nine months ended September 30, 2024 and 2023, respectively. Payments against interest were $6,579 and $6,579 in the three months ended September 30, 2024 and 2023, respectively, and $19,737 and $21,530 in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Other Notes Payable

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville a promissory note (the “Promissory Note”) with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment included a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $-0- and $4,748 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $4,748 in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $168,300 in the nine months ended September 30, 2024 and 2023, respectively. Payments in the nine months ended September 30, 2023 included $18,765 applied from proceeds of sales of common stock under the SEPA. The Amended Note was repaid in March 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note did not bear interest in excess of the original issue discount and had a maturity date of October 31, 2023. The Company was required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. Amortization expense related to the note discount was $-0- and $7,402 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $29,012 in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $48,639 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $129,705 in the nine months ended September 30, 2024 and 2023, respectively. The October 2022 Note was repaid in August 2023.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts (the “AEU Loan”). At inception of the note, the Company recognized a discount of $5,209. Amortization expense related to the note discount was $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $3,988 in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $31,393 in the nine months ended September 30, 2024 and 2023, respectively. The AEU Loan was repaid in June 2023.

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note did not bear interest in excess of the original issue discount and matured on March 10, 2024. The Company was required to make 10 monthly payments of $13,077 starting April 30, 2023. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $8,792 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $19,017 in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $39,231 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $65,386 in the nine months ended September 30, 2024 and 2023, respectively. The final installment payment was made in December 2023.

On May 10, 2023, the Company issued to Yorkville a note payable (the “May 2023 Note”) with an initial principal amount equal to $330,000 at a purchase price equal to the principal amount of the May 2023 Note less any original issue discounts and fees. The Company received net proceeds of $308,500. The May 2023 Note was scheduled to mature on July 31, 2023. The May 2023 Note accrued interest at a rate of 0% but was issued with 5% original issue discount. The May 2023 Note was scheduled to be repaid in four equal semi-monthly installments beginning on June 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. At inception, the Company recorded a discount against the note of $34,700, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $13,118 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $34,700 in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $257,400 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $343,200 in the nine months ended September 30, 2024 and 2023, respectively, retiring the May 2023 Note in full during July 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note did not bear interest in excess of the original issue discount and was scheduled to mature on June 30, 2024. The Company was required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $5,923 in the three months ended September 30, 2024 and 2023, respectively, and $13,098 and $5,923 in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $97,279 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The final installment payment was made in April 2024. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $7,631 in the nine months ended September 30, 2024.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note was scheduled to mature on September 3, 2024. The November 2023 Note accrued interest at a rate of 0% but was issued with an 8% original issue discount and was scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $13,000 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $49,400 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $113,400 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $302,400 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The final installment payment on the November 2023 Note was made in September 2024. As of September 30, 2024 and December 31, 2023, remaining payments were $-0- and $302,400, respectively, and the net carrying value was $-0- and $253,000, respectively.

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I does not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company is required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The December 2023 Note I gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $11,091 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $33,032 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $48,639 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $147,102 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, remaining payments were $15,029 and $162,131, respectively, and the net carrying value was $13,221 and $127,291, respectively. As September 30, 2024, the December 2023 Note I was not in default and the Company was in compliance with the stated loan requirements. The final installment on the December 2023 Note I was made in October 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 12 – NOTES PAYABLE (CONTINUED)

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II was scheduled to mature on September 3, 2024. The December 2023 Note II accrued interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II was convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received. The discount was being amortized over the repayment period. Amortization expense related to the note discount was $16,189 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $61,517 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $81,000 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $189,000 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The final installment payment on the December 2023 Note II was made in September 2024. As of September 30, 2024 and December 31, 2023, remaining payments were $-0- and $189,000, respectively, and the net carrying value was $-0- and $127,483, respectively.

On April 22, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $13,450 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $23,245 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $54,096 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $72,128 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, remaining payments were $108,192 and $-0-, respectively, and the net carrying value was $86,117 and $-0-, respectively. As of September 30, 2024, the April 2024 Note was not in default and the Company was in compliance with the stated loan requirements.

On July 30, 2024, the Company’s wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649 (the “July 2024 Note”). The Company received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The July 2024 Note does not bear interest in excess of the original issue discount. The Company is required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The July 2024 Note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent. At inception, the Company recorded a discount against the note of $23,649, representing the difference between the total required repayments and the net proceeds received. The discount is being amortized over the repayment period. Amortization expense related to the note discount was $1,976 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $1,976 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $18,637 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $18,637 and $-0- in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, remaining payments were $205,012 and $-0-, respectively, and the net carrying value was $183,339 and $-0-, respectively. As of September 30, 2024, the July 2024 Note was not in default and the Company was in compliance with the stated loan requirements.

Interest accrued on notes and convertible notes payable to third parties as of September 30, 2024 and December 31, 2023 was $42,040 and $49,618, respectively. Interest expense on notes and convertible notes payable to third parties was $4,253 and $12,209 in the three months ended September 30, 2024 and 2023, respectively, and $12,159 and $16,428 in the nine months ended September 30, 2024 and 2023, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

During the nine months ended September 30, 2023, the Company made one Advance under the SEPA, receiving $18,765 in proceeds for the issuance of 225,000 shares of common stock, all of which was applied to the balance of the Yorkville Promissory Note that was repaid in first quarter 2023. No Advances were made during the nine months ended September 30, 2024.

Private Placements

During the nine months ended September 30, 2024, the Company sold 5,977,193 shares of common stock to four investors in separate private placement transactions. The Company received $405,000 in proceeds from the sales. In connection with the sales, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share and 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share. The Company is also obligated to issue 406,803 shares with a value of $29,134 as a stock issuance fee related to the private placement sales.

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

Shares issued to Consultants

During the nine months ended September 30, 2024, the Company issued to a consultant a ten-year stock option to purchase 2,504,974 shares of common stock at an exercise price equal of $0.0569 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024. During the nine months ended September 30, 2023, the Company issued 200,000 common shares to consultants for services rendered and recognized expenses totaling $15,400 related to the issuances.

Common Stock Issuable

As of September 30, 2024 and December 31, 2023, the Company was obligated to issue the following shares:

	September 30, 2024		December 31, 2023
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$67,509	1,016,551	$261,682	2,356,188
Shares issuable to independent directors	80,000	1,632,652	20,000	408,164
	$147,509	2,649,203	$281,682	2,764,352

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2024 and 2023 are summarized as follows:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	77,414,648	$0.20	68,109,094	$0.22
Granted during the period	29,607,667	$0.06	12,469,698	$0.10
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(1,425,736)	$(0.28)	(9,182,306)	$(0.14)
Outstanding at end of the period	105,596,579	$0.16	71,396,486	$0.21

Exercisable at end of the period	105,596,579	$0.16	71,396,486	$0.21

Weighted average remaining life	3.7	years	2.2	years

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2024:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ 0.0001 to 0.09	49,977,360	5.8	$0.06	49,977,360	$0.06
$ 0.10 to 0.24	25,875,536	2.5	$0.16	25,875,536	$0.16
$ 0.25 to 0.49	26,783,759	1.0	$0.31	26,783,759	$0.31
$ 0.50 to 1.05	2,959,924	1.8	$0.68	2,959,924	$0.68
$ 0.05 to 1.00	105,596,579	3.7	$0.16	105,596,579	$0.16

During the nine months ended September 30, 2024 and 2023, the Company issued 29,607,667 and 12,469,698 warrants, respectively, the aggregate grant date fair value of which was $1,037,535 and $584,572, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.65% to 4.69%	3.45% to 5.40%
Expected life range (in years)	5.00 years to 10.00 years	0.28 years to 5.00 years
Volatility range	139.73% to 173.25%	126.30% to 163.44%
Dividend yield	0.00%	0.00%
Expected forfeiture	33.00%	20.00%

There were no warrants exercised during the nine months ended September 30, 2024 or 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

Amounts recognized in the financial statements with respect to the EIPs in the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Total cost of share-based payment plans during the period		$98,906		$55,765		$134,892		$215,118
Amounts capitalized in deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts written off from deferred equity compensation during period	$	---	$	---		$57,147	$	---
Amounts charged against income for amounts previously capitalized	$	---	$	---	$	---		$10,354
Amounts charged against income, before income tax benefit		$98,906		$55,765		$192,039		$225,472
Amount of related income tax benefit recognized in income	$	---	$	---	$	---	$	---

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the nine months ended September 30, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	5,093,738	$0.16	5,222,982	$0.20
Granted during the period	4,804,974	$0.06	93,750	$0.08
Exercised during the period	---	$ ---	---	$ ---
Forfeited during the period	(3,651,795)	$(0.17)	(623,000)	$(0.18)
Outstanding at end of period	6,246,917	$0.07	4,693,732	$0.16

Options exercisable at period-end	4,884,417	$0.07	3,054,315	$0.20

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of September 30, 2024, there was $41,466 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $0.04 and $0.05 per share, respectively. The total fair value of options vested during the nine months ended September 30, 2024 and 2023 was $153,542 and $35,954, respectively. No options were exercised during the nine months ended September 30, 2024 or 2023. Stock based compensation expense related to stock options was $7,172 and $13,248 in the three months ended September 30, 2024 and 2023, respectively, and $70,688 and $50,996 in the nine months ended September 30, 2024 and 2023, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the nine months ended September 30, 2024 and 2023 was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.20% to 4.23%	3.48%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	173.09% to 173.25%	145.03%
Dividend yield	0.00%	0.00%
Expected forfeiture	30.00%	30.00%

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the nine months ended September 30, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	1,073,084	$0.06	2,260,417	$0.08
Granted	4,804,974	$0.04	93,750	$0.05
Vested	(3,732,224)	$(0.04)	(298,250)	$(0.12)
Forfeited	(783,334)	$(0.06)	(416,500)	$(0.11)
Nonvested options at end of period	1,362,500	$0.05	1,639,417	$0.06

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the nine months ended September 30, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,484,488	$0.05	1,651,435	$0.05
Granted	---	$ ---	1,793,596	$0.05
Vested	(1,229,488)	$(0.05)	(1,437,379)	$(0.05)
Forfeited	(255,000)	$(0.06)	(15,000)	$(0.26)
Nonvested grants at end of period	---	$ ---	1,992,652	$0.05

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of September 30, 2024, there was $653 of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 0.9 years. The weighted-average grant-date fair value of share grants made during the nine months ended September 30, 2024 and 2023 was $-0- and $0.05 per share, respectively. The aggregate fair value of share grants that vested during the nine months ended September 30, 2024 and 2023 was $60,588 and $72,756, respectively. Stock based compensation expense related to stock grants was $196 and $24,172 in the three months ended September 30, 2024 and 2023, respectively, and $3,788 and $73,812 in the nine months ended September 30, 2024 and 2023, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets was $-0- and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $10,353 in the nine months ended September 30, 2024 and 2023, respectively. The Company subsequently de-recognized Deferred equity compensation and Liability-classified equity instruments upon termination of the instruments in 2022 and 2023 and no further equity-related assets or liabilities remained as of September 30, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 96% and 93% of its product sales made through MOD in the nine months ended September 30, 2024 and 2023, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Leases

Maturities of operating lease liabilities were as follows as of September 30, 2024:

2024 (October to December)	$133,639
2025	452,672
2026	329,364
2027	989
Total lease payments	916,664
Less interest	(236,391)
Present value of lease liabilities	$680,273

Employment/Consulting Agreements

The Company has employment agreements with certain of its physicians, nurse practitioners and physical therapists in the Health Services Division. The agreements generally call for a fixed salary plus performance-based pay.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

NOTE 15 – SEGMENT REPORTING

As of September 30, 2024, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services Division is comprised of the operations of (i) NWC, a multi-specialty medical group including OB/GYN (both Obstetrics and Gynecology), and General Practice, (ii) NCFM, a Functional Medical Practice acquired in April 2019 that is engaged in improving the health of its patients through individualized and integrative health care, (iii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, and (iv) AEU, a patient service facility specializing in minimally and non-invasive cosmetic services acquired by the Company in May 2022. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which will enable patients and doctors to keep track of medical information via the Internet in a cloud-based system. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2024 was as follows:

	Three Months Ended September 30, 2024
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$522,795	$	---	$	---	$522,795
Subscription revenue		---		32,367		---	32,367
Product revenue		---		---		34,962	34,962
Total revenue		522,795		32,367		34,962	590,124

Operating Expenses
Practice salaries and benefits		449,759		---		---	449,759
Other practice operating expenses		349,467		---		---	349,467
Cost of product revenue		---		---		31,674	31,674
Selling, general and administrative expenses		---		621,688		10,140	631,828
Depreciation and amortization		81,513		1,230		---	82,743
Impairment loss		716,000		---		---	716,000
Total Operating Expenses		1,596,739		622,918		41,814	2,261,471

Loss from operations		$(1,073,944)		$(590,551)		$(6,852)	$(1,671,347)

Other Segment Information
Loss on extinguishment of debt	$	---		$(2,580)	$	---	$(2,580)
Change in fair value of debt	$	---		$(65,344)	$	---	$(65,344)
Amortization of original issue discounts on notes payable		$1,976		$320,165	$	---	$322,141
Change in fair value of contingent acquisition consideration	$	---		$(1,478)	$	---	$(1,478)
Interest expense		$3,015		$46,018	$	---	$49,033

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2024 was as follows:

	Nine Months ended September 30, 2024
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$2,249,579	$	---	$	---	$2,249,579
Subscription revenue		---		48,161		---	48,161
Product and other revenue		---		---		91,694	91,694
Total revenue		2,249,579		48,161		91,694	2,389,434

Operating Expenses
Practice salaries and benefits		1,546,806		---		---	1,546,806
Other practice operating expenses		1,221,272		---		---	1,221,272
Cost of product revenue		---		---		86,976	86,976
Selling, general and administrative expenses		---		2,444,386		48,354	2,492,740
Depreciation and amortization		250,604		3,910		---	254,514
Impairment loss		716,000		---		---	716,000
Total Operating Expenses		3,734,682		2,448,296		135,330	6,318,308

Loss from operations		$(1,485,103)		$(2,400,135)		$(43,636)	$(3,928,874)

Other Segment Information
Loss on extinguishment of debt	$	---		$167,647	$	---	$167,647
Change in fair value of debt	$	---		$(93,244)	$	---	$(93,244)
Amortization of original issue discounts on notes payable		$1,976		$799,786	$	---	$801,762
Change in fair value of contingent acquisition consideration	$	---		$(2,189)	$	---	$(2,189)
Interest expense		$8,532		$89,891	$	---	$98,423

Identifiable Assets
Identifiable assets as of September 30, 2024		$579,805		$2,173,951		$4,402	$2,758,158
Identifiable assets as of December 31, 2023		$1,812,609		$2,457,849		$9,682	$4,280,140

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2023 was as follows:

	Three Months Ended September 30, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,271,466	$	---	$	---	$1,271,466
Subscription revenue		---		18,574		---	18,574
Product revenue		---		---		42,475	42,475
Total revenue		1,271,466		18,574		42,475	1,332,515

Operating Expenses
Practice salaries and benefits		772,416		---		---	772,416
Other practice operating expenses		529,067		---		---	529,067
Cost of product revenue		---		---		40,820	40,820
Selling, general and administrative expenses		---		748,618		19,087	767,705
Depreciation and amortization		85,937		1,455		---	87,392
Impairment loss		319,958		---		---	319,958
Total Operating Expenses		1,707,378		750,073		59,907	2,517,358

Loss from operations		$(435,912)		$(731,499)		$(17,432)	$(1,184,843)

Other Segment Information
Gain from expiration of liability classified equity instruments	$	---		$(92,641)	$	---	$(92,641)
Amortization of original issue discounts on notes payable	$	---		$132,155	$	---	$132,155
Gain from realization of contingent sale consideration receivable	$	---		$(1,075,857)	$	---	$(1,075,857)
Change in fair value of contingent acquisition consideration	$	---		$(4,819)	$	---	(4,819)
Interest expense		$9,177		$8,512	$	---	$17,689

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2023 was as follows:

	Nine Months Ended September 30, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$4,602,081	$	---	$	---	$4,602,081
Subscription revenue		---		54,050		---	54,050
Product and other revenue		---		---		135,034	135,034
Total revenue		4,602,081		54,050		135,034	4,791,165

Operating Expenses
Practice salaries and benefits		2,635,065		---		---	2,635,065
Other practice operating expenses		1,799,530		---		---	1,799,530
Cost of product revenue		---		---		107,277	107,277
Selling, general and administrative expenses		---		2,621,951		83,191	2,705,142
Depreciation and amortization		259,496		4,266		---	263,762
Impairment loss		319,958		---		---	319,958
Total Operating Expenses		5,014,049		2,626,217		190,468	7,830,734

Loss from operations		$(411,968)		$(2,572,167)		$(55,434)	$(3,039,569)

Other Segment Information
Loss on extinguishment of debt	$	---		$88,932	$	---	$88,932
Gain from expiration of liability classified equity instruments	$	---		$(92,641)	$	---	$(92,641)
Amortization of original issue discounts on notes payable		$3,988		$320,216	$	---	$324,204
Gain from realization of contingent sale consideration receivable	$	---		$(1,090,857)	$	---	$(1,090,857)
Change in fair value of contingent acquisition consideration	$	---		$(9,183)	$	---	$(9,183)
Interest expense		$16,180		$52,014	$	---	$68,194

Identifiable Assets
Identifiable assets as of September 30, 2023		$1,953,872		$3,726,102		$9,350	$5,689,324

The Digital Healthcare made intercompany sales of $304 and $-0- in the three months ended September 30, 2024 and 2023, respectively, and $820 and $300 in the nine months ended September 30, 2024 and 2023, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $-0- and $6,194 in the three months ended September 30, 2024 and 2023, respectively, and $-0- and $19,547 in the nine months ended September 30, 2024 and 2023, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024						As of December 31, 2023
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$1,663,163	$1,663,163	$	---	$	---	$1,663,163	$1,663,163
Liabilities:
Contingent acquisition consideration payable		---		---	---	---		---		---	2,189	2,189
Convertible notes payable to related party		---		---	656,057	656,057		---		---	---	---
	$	---	$	---	$656,057	$656,057	$	---	$	---	$2,189	$2,189

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023

Change in fair value of debt	$65,344	$	---	$93,244	$	---
Contingent acquisition consideration payable	$1,478		$4,819	$2,189		$9,183

Total	$66,822		$4,819	$95,433		$9,183

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2024, the filing date of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosure in the unaudited condensed consolidated financial statements, other than the following:

During October and November 2024, a trust controlled by Dr. Michael Dent advanced $380,000 to the Company in the form of undocumented advances.

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

Results of Operations

Comparison of Three months ended September 30, 2024 and 2023

The following table summarizes the changes in our results of operations for the three months ended September 30, 2024 compared with the three months ended September 30, 2023:

	Three Months Ended September 30,		Change
	2024	2023	$	%

Patient service revenue, net	$522,795	$1,271,466	$(748,671)	-59%
Subscription revenue	32,367	18,574	13,793	74%
Product revenue	34,962	42,475	(7,513)	-18%
Total revenue	590,124	1,332,515	(742,391)	-56%

Operating Expenses and Costs
Practice salaries and benefits	449,759	772,416	(322,657)	-42%
Other practice operating expenses	349,467	529,067	(179,600)	-34%
Cost of product revenue	31,674	40,820	(9,146)	-22%
Selling, general and administrative expenses	631,828	767,705	(135,877)	-18%
Depreciation and amortization	82,743	87,392	(4,649)	-5%
Impairment loss	716,000	319,958	396,042	124%
Loss from operations	(1,671,347)	(1,184,843)	(486,504)	41%

Other Income (Expenses)
Loss on extinguishment of debt	2,580	---	2,580	*
Change in fair value of debt	65,344	---	65,344	*
Gain from expiration of liability classified equity instruments	---	92,641	(92,641)	-100%
Amortization of original issue discounts on notes payable	(322,141)	(132,155)	(189,986)	144%
Gain from realization of contingent sale consideration receivable	---	1,075,857	(1,075,857)	-100%
Change in fair value of contingent acquisition consideration	1,478	4,819	(3,341)	-69%
Interest expense	(49,033)	(17,689)	(31,344)	177%
Total other income (expenses)	(301,772)	1,023,473	(1,325,245)	-129%

Loss from continuing operations	(1,973,119)	(161,370)	(1,811,749)	1123%

Loss from operations of discontinued operations
Loss from operations of discontinued operations	---	(13,554)	13,554	-100%
Gain (loss) on discontinued operations	---	(13,554)	13,554	-100%

Net loss	$(1,973,119)	$(174,924)	$(1,798,195)	1028%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $748,671, or 59% year-over-year, from $1,271,466 in the three months ended September 30, 2023, to $522,795 in the three months ended September 30, 2024, primarily as a result of (i) a 65% year-over-year decrease at our NCFM practice of $677,092 due to changes in clinical staffing that saw the departure of three physicians in 2023, two of which have been replaced, (ii) a 45% decrease at our NWC practice facility of $66,434 due to the departure of a half-time physician, and (iii) an 88% year-over-year decrease at our AEU practice of $26,360 due to the departure of our primary half-time physician and attrition from the practice, offset by (iv) a 43% increase of $21,214 at our BTG practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $502,257 from the three months ended September 30, 2023 to the same period of 2024. While we plan for patient service revenue to increase in future periods from levels realized in the three months ended September 30, 2024 as we plan to add additional physicians and continue patient marketing and retention efforts, there is no guarantee that such increases will occur.

Subscription revenue in the three months ended September 30, 2024 increased by $13,793, or 74% year-over-year, to $32,367, from $18,574, due primarily to an increase in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts compared to the same period in 2023.

Product revenue was $34,962 in the three months ended September 30, 2024, compared to $42,475 in the three months ended September 30, 2023, a decrease of $7,513, or 18%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to reduced marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $322,657, or 42%, to $449,759 in the three months ended September 30, 2024, compared to $772,416 in the three months ended September 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and continuing through mid-2024.

Other practice operating costs decreased by $179,600 or 34%, to $349,467 in the three months ended September 30, 2024 from $529,067 in the three months ended September 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and continuing through mid-2024.

Cost of product revenue was $31,674 in the three months ended September 30, 2024, a decrease of $9,146, or 22%, compared to $40,820 in the same period of 2023, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $135,877, or 18%, to $631,829 in the three months ended September 30, 2024 compared to $767,705 in the three months ended September 30, 2023, primarily due to lower payroll, legal and accounting costs, and stock-based compensation costs.

Depreciation and amortization in the three months ended September 30, 2024 decreased by $4,649, or 5%, to $82,743 compared to $87,392 in the three months ended September 30, 2023, primarily as a result of certain fixed asset reaching the end of their depreciable lives during 2023.

During the three months ended September 30, 2024, the Company determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to the three months ended September 30, 2023 and a 35% decline compared to the preceding three month period ended June 30, 2024, (ii) substantial operating losses and negative cash flows generated from the practice during the three months ended September 30, 2024 for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. We determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the three months ended September 30, 2024. During the three months ended September 30, 2023, we determined that triggering events had occurred that required impairment assessments of goodwill related to our AEU business. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the three months ended September 30, 2023.

Loss from operations increased by $486,504, or 41%, to $1,671,347 in the three months ended September 30, 2024 compared to $1,184,843 in the three months ended September 30, 2023, primarily as a result of higher impairment charge along with decreased revenue in 2024, offset in part by reduced practice operating costs and corporate overhead costs.

Other Income (Expenses)

Loss on extinguishment of debt in the three months ended September 30, 2024 was $2,580. Loss on extinguishment of debt in 2024 resulted from the net impact of the extension of the maturity date of two maturing note payable to Dr. Dent in exchange for the issuance of warrants. There were no such losses in the three months ended September 30, 2023.

Gains from the change in fair value of debt was $65,344 in the three months ended September 30, 2024 related to three notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. There were no such gains or losses in the three months ended September 30, 2023.

Gain from expiration of liability classified equity instruments was $92,641 in the three months ended September 30, 2023 and resulted from the expiration of liability-classified warrants issued in 2020. There were no such gains or losses in the three months ended September 30, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended September 30, 2024 was $322,141, an increase of $189,986, or 144%, compared to $132,155 in the three months ended September 30, 2023. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances and larger equity-based and original issue discounts offered for new notes payable, primarily to our CEO, Dr. Dent, and therefore larger corresponding amortizable discount balances in 2024 compared to 2023.

Gain from realization of contingent sale consideration receivable was $-0-, a decrease of $1,075,857, or 100% compared to a gain of $1,075,857 in the three months ended September 30, 2023. The gain in 2023 resulted from actual proceeds received during the period from contingent sale consideration related to the sale of AHP in excess of the amount estimated to be received at the time of the sale in January 2023. Receipts during the three months ended September 30, 2023 included $450,000 gross ($360,000 net) in Incremental Cash Consideration and $1,873,993 gross ($1,186,231 net) from the 2022 MSSP Consideration. There were no receipts of such consideration during the three months ended September 30, 2024.

Gain from the change in fair value of contingent acquisition consideration decreased by $3,341, or 69%, to $1,478 in the three months ended September 30, 2024, compared to $4,819 in the three months ended September 30, 2023. These gains relate to the fourth and final year of the MOD earnout, which is based on the performance of our Medical Distribution Division in calendar year 2024 and is projected to have no required payout based on the 2024 performance of the MOD business.

Interest expense increased by $31,344, or 177%, to $49,033 for the three months ended September 30, 2024, compared to $17,689 in the three months ended September 30, 2023, due to an increase in interest-bearing notes payable to related parties and third parties during 2024, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other income (expenses) increased by $1,325,425, or 129%, to net expense of $301,772 in the three months ended September 30, 2024 compared to net income of $1,023,473 in the three months ended September 30, 2023. The change was primarily a result of a gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, offset by higher debt-related interest and discount amortization charges in 2024 corresponding to higher debt balances with larger initial fees and discounts.

Loss from continuing operations increased by $1,811,749, or 1,123%, to $1,973,119 in the three months ended September 30, 2024, compared to $161,370 in the three months ended September 30, 2023. The increased loss was due primarily to a $1,075,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in the three months ended September 30, 2023, higher impairment charges and a decrease in patient service revenue in 2024, offset in part by reduced practice operating costs and corporate overhead costs.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended September 30, 2024 and 2023. Loss from operations of discontinued operations decreased by $13,554, or 100%, from $13,554 in the three months ended September 30, 2023 to $-0- in the three months ended September 30, 2024. The loss in 2023 reflects winding down costs of the discontinued operation after the sale on January 17, 2023. No revenue or costs were incurred related to the business in the three months ended September 30, 2024.

Net loss

Net loss increased by $1,798,195, or 1,028%, to $1,973,119 in the three months ended September 30, 2024, compared to $174,924 in the three months ended September 30, 2023, due primarily to a $1,075,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in the three months ended September 30, 2023, higher impairment charges and a decrease in patient service revenue in 2024, offset in part by reduced practice operating costs and corporate overhead costs.

Comparison of Nine months ended September 30, 2024 and 2023

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023:

	Nine Months Ended September 30,		Change
	2024	2023	$	%

Patient service revenue, net	$2,249,579	$4,602,081	$(2,352,502)	-51%
Subscription revenue	48,161	54,050	(5,889)	-11%
Product revenue	91,694	135,034	(43,340)	-32%
Total revenue	2,389,434	4,791,165	(2,401,731)	-50%

Operating Expenses and Costs
Practice salaries and benefits	1,546,806	2,635,065	(1,088,259)	-41%
Other practice operating expenses	1,221,272	1,799,530	(578,258)	-32%
Cost of product revenue	86,976	107,277	(20,301)	-19%
Selling, general and administrative expenses	2,492,740	2,705,142	(212,402)	-8%
Depreciation and amortization	254,514	263,762	(9,248)	-4%
Impairment loss	716,000	319,958	396,042	124%
Loss from operations	(3,928,874)	(3,039,569)	(889,305)	29%

Other Income (Expenses)
Loss on extinguishment of debt	(167,647)	(88,932)	(78,715)	89%
Change in fair value of debt	93,244	---	93,244	*
Gain from expiration of liability classified equity instruments	---	92,641	(92,641)	-100%
Amortization of original issue discounts on notes payable	(801,762)	(324,204)	(477,558)	147%
Gain from realization of contingent sale consideration receivable	---	1,090,857	(1,090,857)	-100%
Change in fair value of contingent acquisition consideration	2,189	9,183	(6,994)	-76%
Interest expense	(98,423)	(68,194)	(30,229)	44%
Total other income (expenses)	(972,399)	711,351	(1,683,750)	-237%

Loss from continuing operations	(4,901,273)	(2,328,218)	(2,573,055)	111%

Gain (loss) from operations of discontinued operations
Loss from operations of discontinued operations	---	(72,295)	72,295	-100%
Gain from disposal of discontinued operations	---	2,674,069	(2,674,069)	-100%
Gain (loss) on discontinued operations	---	2,601,774	(2,601,774)	-100%

Net income (loss)	$(4,901,273)	$273,556	$(5,174,829)	-1892%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $2,352,502, or 51% year-over-year, from $4,602,081 in the nine months ended September 30, 2023, to $2,249,579 in the nine months ended September 30, 2024, primarily as a result of (i) a 54% year-over-year decrease at our NCFM practice of $1,929,275 due to changes in clinical staffing that saw the departure of three physicians in 2023, two of which have been replaced, (ii) a 92% year-over-year decrease at our AEU practice of $243,251 due to the departure of our primary physician and attrition from the practice, and (iii) a 42% decrease at our NWC practice facility of $228,274, offset by (iv) 22% increase of $48,299 at our BTG practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $1,666,517 from the nine months ended September 30, 2023 to the same period of 2024. While we plan for patient service revenue to increase in future periods from levels realized in the nine months ended September 30, 2024 as we plan to add additional physicians and continue patient marketing and retention efforts, there is no guarantee that such increases will occur.

Subscription revenue in the nine months ended September 30, 2024 decreased by $5,889, or 11% year-over-year, to $48,161, from $54,050, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $91,694 in the nine months ended September 30, 2024, compared to $135,034 in the nine months ended September 30, 2023, a decrease of $43,340, or 32%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $1,088,259, or 41%, to $1,546,806 in the nine months ended September 30, 2024, compared to $2,635,065 in the nine months ended September 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and continuing through mid-2024.

Other practice operating costs decreased by $578,258 or 32%, to $1,221,272 in the nine months ended September 30, 2024 from $1,799,530 in the nine months ended September 30, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and continuing through mid-2024.

Cost of product revenue was $86,976 in the nine months ended September 30, 2024, a decrease of $20,301, or 19%, compared to $107,277 in the same period of 2023, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $212,402, or 8%, to $2,492,740 in the nine months ended September 30, 2024 compared to $2,705,142 in the nine months ended September 30, 2023, primarily due to lower consulting and other overhead costs in our corporate function resulting from focused cost cutting efforts ,as well as lower network-related fees.

Depreciation and amortization in the nine months ended September 30, 2024 decreased by $9,248, or 4%, to $254,514 compared to $263,762 in the nine months ended September 30, 2023, primarily as a result of certain fixed asset reaching the end of their depreciable lives during 2023.

During the nine months ended September 30, 2024, the Company determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to the three months ended September 30, 2023 and a 35% decline compared to the preceding three month period ended June 30, 2024, (ii) substantial operating losses and negative cash flows generated from the practice during the three months ended September 30, 2024 for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. We determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the three months ended September 30, 2024. During the nine months ended September 30, 2023, we determined that triggering events had occurred that required impairment assessments of goodwill related to our AEU business. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the three months ended September 30, 2023.

Loss from operations increased by $889,305, or 29%, to $3,298,874 in the nine months ended September 30, 2024 compared to $3,039,569 in the nine months ended September 30, 2023, primarily as a result of decreased revenue and increased impairment charges in 2024, offset in part by reduced practice operating costs and corporate overhead costs.

Other Income (Expenses)

Loss on extinguishment of debt in the nine months ended September 30, 2024 was $167,649, compared to a loss of $88,932 in the nine months ended September 30, 2023. Loss on extinguishment of debt in 2023 resulted from early repayment of notes payable to our CEO and extension of notes payable to our CEO and CFO. Loss on extinguishment of debt in 2024 resulted from two maturing notes payable to Dr. Dent refinanced with new convertible notes payable in the same amount and the extension of the maturity date of three additional notes payable to Dr. Dent.

Gains from the change in fair value of debt was $93,244 in the nine months ended September 30, 2024 related to three notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. There were no such gains or losses in the nine months ended September 30, 2023.

Gain from expiration of liability classified equity instruments was $92,641 in the nine months ended September 30, 2023 and resulted from the expiration of liability-classified warrants issued in 2020. There were no such gains or losses in the three months ended September 30, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the nine months ended September 30, 2024 was $801,762, an increase of $477,558, or 147%, compared to $324,204 in the nine months ended September 30, 2023. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances and larger equity-based and original issue discounts offered for new notes payable, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2023.

Gain from realization of contingent sale consideration receivable was $-0- in the nine months ended September 30, 2024, a decrease of $1,090,857, or 100% compared to a gain of $1,090,857 in the nine months ended September 30, 2023. The gain in 2023 resulted from actual proceeds received during the period from contingent sale consideration related to the sale of AHP in excess of the amount estimated to be received at the time of the sale in January 2023. Receipts during the nine months ended September 30, 2023 included $1,750,000 gross ($1,540,000 net) in Incremental Cash Consideration and $1,873,993 gross ($1,186,231 net) from the 2022 MSSP Consideration. There were no receipts of such consideration during the nine months ended September 30, 2024.

Gain from the change in fair value of contingent acquisition consideration decreased by $6,994, or 76%, to a gain of $2,189 in the nine months ended September 30, 2024, compared to a gain of $9,183 in the nine months ended September 30, 2023. These charges relate to the fourth and final year of the MOD earnout, which is based on the performance of our Medical Distribution Division in calendar year 2024 and is expected to have no required payout.

Interest expense increased by $30,229, or 44%, to $98,423 for the nine months ended September 30, 2024, compared to $68,194 in the nine months ended September 30, 2023, due to an increase in interest-bearing notes payable to related parties and third parties during 2024, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other income (expenses) increased by $1,683,750, or 237%, to net expense of $972,399 in the nine months ended September 30, 2024 compared to net income of $711,351 in the nine months ended September 30, 2023. The change was primarily a result of a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023 and higher debt-related interest and discount amortization charges in 2024 corresponding to higher debt balances with larger initial fees and discounts.

Loss from continuing operations increased by $2,573,055, or 111%, to $4,901,273 in the nine months ended September 30, 2024, compared to $2,328,218 in the nine months ended September 30, 2023. The increased loss was due primarily to a decrease in revenue, a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, higher impairment charges and increased financing related other expenses, offset in part by reduced practice operating costs and corporate overhead costs.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2024 and 2023. Loss from operations of discontinued operations decreased by $72,295, or 100%, from $72,295 in the nine months ended September 30, 2023 to $-0- in the nine months ended September 30, 2024. The loss in 2023 reflects winding down costs of the discontinued operation after the sale on January 17, 2023. No revenue or costs were incurred related to the business in the nine months ended September 30, 2024.

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

Net income (loss)

Net income (loss) decreased by $5,174,829, or 1,892%, to a net loss of ($4,901,273) in the nine months ended September 30, 2024, compared to net income of $273,556 in the nine months ended September 30, 2023, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the nine months ended September 30, 2023 with no corresponding gain in the nine months ended September 30, 2024, (ii) a decrease in revenue and increased impairment charges and financing related other expenses, and (iii) a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, offset in part by (iv) reduced practice operating costs and corporate overhead costs.

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

Impairment of NCFM Medical Database – 2024

During the third quarter of 2024, we determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2023, including a 65% decline compared to third quarter of 2023 and a 35% decline compared to the second quarter of 2024, (ii) substantial operating losses and negative cash flows generated from the practice for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. We do not believe that the levels of revenue and profitability achieved since acquisition of NCFM are reasonably likely to return to the extent that projected cash flows from the practice can substantiate the carrying value of the NCFM Medical Database.

An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. We determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the three and nine months ended September 30, 2024.

The fair value of the NCFM reporting unit was determined using a discounted cash flow approach, which applies a market discount rate to a projected stream of cash flows, as estimated by management. As such, the fair values of the NCFM reporting unit and goodwill rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the impairment review.

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

The fair value of the AEU reporting unit was determined using an expected present value approach, which applies a market discount rate to a probability-weighted stream of cash flows based on multiple scenarios, as estimated by management. As such, the fair values of the AEU reporting unit and goodwill rely on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the impairment review.

Liquidity and Capital Resources

Liquidity Condition

During the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (November 14, 2025).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before November 14, 2025 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through November 14, 2025. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of September 30, 2024, we had cash balances of $14,958, a working capital deficit of $1,982,113 and an accumulated deficit of $46,934,409. For the nine months ended September 30, 2024, we had a net loss of $4,901,273 and we used cash from operating activities of $2,750,520. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through September 30, 2024, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During January 2023, we sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a then-outstanding promissory note payable to Yorkville. We have not sold any additional shares under the SEPA since January 2023.

During the nine months ended September 30, 2024, we issued 16 new convertible notes payable to, and received three undocumented advances from, our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $2,675,000 and refinanced or extended four existing notes with an aggregate principal of $833,000. We also issued notes payable to third parties for net cash proceeds of $335,000. We made repayments on related party and third-party notes of $67,601 and $826,545, respectively.

During the nine months ended September 30, 2024, we sold 5,977,193 shares of common stock to four investors in separate private placement transactions. We received $405,000 in proceeds from the sales. In connection with the stock sales, we also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share and 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share.

On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. Since the sale date, we have received the following proceeds: (1) $750,000 upon signing of the AHP Merger Agreement, (2) $31,381 in March 2023 for the Stub Period Reimbursement, ad (3) $1,750,000 ($1,540,000 net after commissions) in Incremental Cash Consideration during June, July and August for meeting participating physician transfer milestones, and $1,873,993 gross ($1,186,231 net after commissions) in October 2023 from the 2022 MSSP Consideration. We also expect to receive $500,000 ($325,000 net after payments to participating physicians and commissions) in the fourth quarter of 2024 from the Physician Advance Consideration. We may receive future proceeds comprised of proceeds from sale of shares of the Buyer if the Buyer completes an initial public offering by February 1, 2025.

Without raising additional capital, whether via additional advances made pursuant to the SEPA, from the sale of equity or debt instruments, from receipt of remaining contingent consideration related to the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 14, 2025. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

We plan to raise additional capital to fund our ongoing plan of operation.

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(2,750,520)	$(2,867,628)
Net cash used in discontinued operating activities	---	(84,946)
Net cash used in operating activities	(2,750,520)	(2,952,574)

Net cash provided by (used in) continuing investing activities	(2,598)	2,319,881
Net cash provided by (used in) discontinued investing activities	---	---
Net cash provided by (used in) investing activities	(2,598)	2,319,881

Net cash provided by continuing financing activities	2,520,854	622,130
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	2,520,854	622,130

Net increase (decrease) in cash from continuing operating	(232,264)	74,383
Net (decrease) in cash from discontinued operating	---	(84,946)
Net increase (decrease) in cash	$(232,264)	$(10,563)

Operating Activities – During the nine months ended September 30, 2024, we used cash from operating activities of $2,750,520, as compared with $2,952,574 in the nine months ended September 30, 2023. The slight decrease in cash usage results primarily cost reduction efforts at our Health Services practices an corporate offices and a decrease of $84,946 in cash used in operations of our discontinued ACO/MSO Division resulting from the unit being sold on January 17, 2023

Investing Activities – During the nine months ended September 30, 2024, we used $2,598 in investing activities related to acquisition of computers and office equipment. During the nine months ended September 30, 2023, we realized $2,319,881 from investing activities, comprised mostly of $2,321,381 cash proceeds received form the AHP sale.

Financing Activities – During the nine months ended September 30, 2024, cash provided by financing activities was $2,520,854, comprised of $405,000 from the sale of common stock, $2,675,000 from the issuance of notes payable to related parties, and $335,000 from the issuance of notes payable to third parties, offset by $67,601 repayments made against notes payable balances to related and third parties. During the nine months ended September 30, 2023, cash provided by financing activities was comprised of $475,000 proceeds from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $1,733,750 from the issuance of notes payable, offset by $1,586,620 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable).

Exercise of Warrants and Options

No warrants or options were exercised during the nine months ended September 30, 2024 or 2023.

Other Outstanding Obligations at September 30, 2024

As of September 30, 2024, 105,596,579 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.035 to $1.05.

As of September 30, 2024, 6,246,917 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.0569 to $0.263.

As of September 30, 2024, 2,649,203 shares of our common stock are earned but unissued pursuant to consulting and director agreements.

As of September 30, 2024, 53,870,658 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holder of those instruments, Dr. Michael Dent.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 19, 2024, we issued to a trust controlled by Dr. Michael Dent ten separate senior secured convertible promissory note in the aggregate principal amount of $900,000, each with an interest rate of 12% per annum and maturity dates between January 1, 2025 and March 10, 2025. The convertible notes payable are convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0486 per share, or 18,518,519 shares. In connection with the convertible notes, we also issued to the holder a ten-year warrant to purchase 9,259,258 shares of common stock with an exercise price of $0.0486.

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

Dated: November 14, 2024

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ David Rosal
	Name:	David Rosal
	Title:	Chief Financial Officer and Principal Financial Officer