Form 10-K
period 2024-12-31
HealthLynked Corp
filed 2025-03-31
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $14,334,980, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.076. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 31, 2025, there were 281,947,651 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

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

ii

PART I.

Item 1. Business

Overview

HealthLynked Corp. (the “Company,” “we,” “our,”) is a healthcare technology company incorporated in the State of Nevada on August 6, 2014. We operate across three primary divisions—Digital Healthcare, Medical Distribution, and Health Services—each dedicated to leveraging innovative solutions that enhance patient care, reduce costs, and generate long-term value for shareholders.

Our key objectives are to:

1.	Improve patient care management;

2.	Enhance the operational efficiency of medical practices; and

3.	Utilize healthcare data to gain unique insights into diseases, leading to better health outcomes

Digital Healthcare Division

Within our Digital Healthcare division, we develop and manage the HealthLynked Network, a robust, cloud-based platform that centralizes personal medical records and streamlines communication between patients and healthcare providers. Our platform integrates AI-driven capabilities, on-demand telemedicine services, and concierge support, delivering an advanced, technology-enabled patient experience.

Health Services Division

Our Health Services division encompasses a diverse range of clinical operations, offering services such as functional medicine, physical therapy, primary care, and cosmetic treatments. By integrating these patient-focused medical services, we continuously test and refine our healthcare technologies in real-world clinical settings. This approach not only enhances the effectiveness of our tools but also diversifies our revenue streams.

Medical Distribution Division

Operating under MedOffice Direct LLC (“MOD”), our Medical Distribution division serves as a virtual distributor of discounted medical supplies to medical practices and individual consumers across the United States. Through strategic partnerships and direct-to-consumer shipping, we provide cost-effective solutions while strengthening HealthLynked’s overall consumer value.

By aligning our three divisions, we aim to strengthen our position in the healthcare industry, drive innovation, and create meaningful value for our patients, partners, and shareholders.

Digital Healthcare Division

Our Mission

We strive to transform the healthcare landscape through the efficient exchange of healthcare data using unique software and AI-driven solutions that enable 24/7 personalized patient care. By uniting patients, providers, and personal health data on a secure and easily accessible platform, we aim to improve care coordination, maintain privacy, and enhance health outcomes. Our long-term vision is to set the industry standard for efficient, patient-centric healthcare, delivering sustained growth and value for our shareholders.

The HealthLynked Network

At the core of our Digital Healthcare division is the HealthLynked Network—a cloud-based Patient Information Network (“PIN”) that revolutionizes the way medical records are shared and managed. By streamlining the flow of health data between patients and their providers, the Network improves medical practice efficiency, shortens patient wait times, and promotes accurate diagnoses.

The HealthLynked Network comprises our proprietary medical records management platform, enhanced by a suite of applications and services that include ARi (our AI Healthcare Guide), personalized concierge service, nationwide telemedicine, a discount prescription drug program, and Oohvie, our women’s health-focused application.

Through seamless interoperability and user-friendly design, the Network fosters coordinated care across specialties and geographies, empowering users to take control of their health data.

Medical Records Management

One of the features of the HealthLynked Network is its ability to provide secure medical records management. By centralizing patient data, we enable efficient sharing among authorized providers and caregivers, allowing immediate, up-to-date access to essential information. Patients can create accounts for dependents, track immunizations, and share medical histories with selected physicians—all while controlling the level and duration of access.

Our system remains EMR-agnostic, accommodating both electronic and fax-based transmissions, and leverages unique patient-specific barcodes to organize and archive records automatically. This cross-platform flexibility significantly lowers barriers to entry, fostering broader adoption and a more expansive, profitable user base.

Mobile Check-In

To further improve operational efficiency, we offer a mobile check-in system that streamlines the patient intake process. Patients can use their mobile devices to check in via barcode, update their medical records, create or log in to their HealthLynked account, and pay co-pays directly—reducing administrative overhead for practices and enhancing patient flow and efficiency.

ARi AI Healthcare Guide

One of our most innovative offerings is ARi, an AI-driven personal healthcare assistant developed in collaboration with OpenAI. ARi is exclusively available to paid HealthLynked members via our app and draws on each user’s unique health profile to deliver personalized medical guidance. Key features include:

●	Voice-Driven Profile Creation: ARi allows patients to seamlessly create or update health profiles through natural conversation, eliminating paperwork.

●	Personalized Guidance: Context-aware insights tailored to each patient’s medical history and real-time health data.

●	Diagnostic Support: AI-powered suggestions for possible next steps, directing patients to the most suitable provider or service.

●	Effortless Scheduling: Ability to book both in-person and telemedicine appointments via our online scheduling application.

●	Proactive Health Tracking: Automatic updates to medical records keep profiles accurate and help identify potential concerns early.

●	24/7 Intelligent Assistance: Around-the-clock healthcare support informed by patient-specific data.

This dynamic AI platform exemplifies our commitment to integrating cutting-edge technology for improved health outcomes and enhanced shareholder value through service differentiation.

Concierge Service

Our premium Concierge Service supports HealthLynked Network members for a small monthly fee. Through personalized assistance from a live Concierge team, members can schedule appointments nationwide, request and organize medical records, and receive guidance from nursing professionals. This high-touch approach fosters patient loyalty, enhances customer satisfaction, and cultivates a recurring revenue model aligned with our strategic growth goals.

Telemedicine Services

In 2024, we expanded our telemedicine offerings from limited coverage in Florida to 24/7 nationwide access. By allowing patients to consult licensed providers within 20 minutes for urgent care needs, we address the rising demand for flexible, remote healthcare services. Visits start at $50 for HealthLynked Network members, providing an affordable, efficient alternative to in-person appointments—a service that strengthens our competitive edge and broadens our market reach.

Discount Prescription Drug Program

Also in 2024, we introduced a discount prescription drug program to further reduce healthcare costs for our growing member base. This service provides HealthLynked Network users with savings vouchers for a wide range of medications, promoting affordability and improved adherence to treatment plans. By integrating this feature into our digital ecosystem, we enhance the overall patient experience and deliver additional value that supports user retention and revenue growth.

Oohvie: An Integrated Women’s Health Solution

Originally launched in 2020 as a women’s health application, Oohvie has evolved along with the HealthLynked ecosystem, offering a comprehensive suite of features designed to enhance women’s healthcare management.

The app provides menstrual cycle tracking, appointment scheduling (including telehealth visits), real-time health forums, and discounted direct-to-consumer purchases of feminine hygiene products. By fostering high user engagement—particularly within the women’s health sector—Oohvie strengthens our connection to a vital demographic and reinforces our commitment to inclusive healthcare solutions.

Users can track their cycles for both contraceptive planning and conception goals, set reminders for birth control or hormone treatments, and even consult live nurses for real-time medical guidance. Additionally, Oohvie paid subscribers gain access to HealthLynked, expanding their healthcare resources within our network.

Through this targeted and data-driven approach, Oohvie not only addresses a critical healthcare need but also aims to play vital role in expanding HealthLynked’s reach, driving engagement, and supporting long-term growth.

Health Services Division

Our Health Services division represents the patient-facing arm of our operations, playing a crucial role in both revenue generation and the continuous enhancement of the HealthLynked Network. By integrating clinical operations with our technology platform, we gain valuable real-world feedback to refine our software solutions and tools. The division includes:

1.	Naples Center for Functional Medicine (“NCFM”) – A functional medicine practice rebranded from Hughes Center for Functional Medicine. NCFM employs a specialized team of physicians, nurses, and support staff to address chronic and neurodegenerative diseases like Alzheimer’s, Parkinson’s, and Multiple Sclerosis. Its services include comprehensive membership programs, office visits, cutting-edge treatments (e.g., IV therapy, ozone therapy, hyperbaric oxygen), and supplement sales.

2.	Bridging the Gap Physical Therapy (“BTG”) –delivering hands-on, functional manual therapy to accelerate patient recovery and alleviate pain without the reliance on medication or surgery.

3.	Concierge Care Naples (“CCN”) – In October 2024, we closed Naples Women’s Center (“NWC”) and launched CCN, expanding our focus from higher-risk obstetrical services to a comprehensive primary care model. CCN provides a full spectrum of medical services, emphasizing preventative care, coordinated treatment, and personalized patient support to improve health outcomes. This transition allows us to streamline operations, enhance patient engagement, and further develop our concierge healthcare offerings, reinforcing our commitment to delivering high-quality, patient-centered care.

4.	Aesthetic Enhancements Unlimited (AEU) – Specializing in minimally and non-invasive cosmetic procedures such as fat reduction, body sculpting, wrinkle reduction, and hair removal. We relocated AEU to CCN’s office location in July 2024 to streamline service offerings and improve patient access.

Medical Distribution Division

Our Medical Distribution division centers on MedOfficeDirect LLC (“MOD”), acquired in October 2020. MOD operates as a Naples, Florida-based virtual distributor providing deeply discounted medical supplies to both individual consumers and healthcare practices across the country.

Leveraging Group Purchasing Organization (GPO) pricing, MOD offers over 15,000 brand-name medical products within more than 150 categories. Its direct-to-consumer shipping model and convenient online marketplace—accessible at www.medofficedirect.com—enable customers to optimize costs while ensuring timely product delivery. Medical supplies are an essential part of Healthcare and providing a direct-to-consumer service we see as adding value to our current users.

Sale of ACO Health Partners

Prior to January 2023, we operated an Accountable Care Organization (ACO) and Managed Service Organization (MSO) under Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”). AHP assisted physician practices in delivering coordinated, efficient care to Medicare patients via the Medicare Shared Savings Program (“MSSP”).

On January 17, 2023, we entered into an Agreement and Plan of Merger (the “AHP Merger Agreement”), leading to the sale of AHP to PBACO Holding, LLC (“Buyer”), an established ACO operator. Concurrently, AHP and the Buyer signed a Management Services Agreement (“MSA”), transferring operational management and expenses to the Buyer after January 16, 2023. As a result, the Buyer assumed full control of AHP’s operations.

This divestiture allowed us to focus on our core competencies in Digital Healthcare, Medical Distribution, and Health Services, directing capital and resources to areas with the highest potential for market growth and shareholder returns.

Our Mission: Transforming Healthcare Through Data, AI, and Connectivity

At HealthLynked, our mission is to revolutionize healthcare by improving the management and exchange of healthcare data while leveraging AI-driven technology to deliver personalized, 24/7 patient care. By seamlessly connecting patients with healthcare providers and their medical data, we aim to enhance communication, ensure data privacy, and drive better health outcomes.

At the core of our approach is the efficient exchange of health information, enabling real-time access to critical patient data across providers, facilities, and healthcare systems. By creating a centralized, cloud-based repository for comprehensive patient health records, we empower individuals with greater control over their medical history while equipping healthcare professionals with the information they need to make faster, more accurate clinical decisions.

Beyond improving patient care, our unified health data ecosystem serves as a foundation for medical innovation. With patient consent, HealthLynked aims to partner with pharmaceutical companies and medical researchers to leverage aggregated health data for groundbreaking discoveries in early disease detection, personalized treatment plans, and AI-powered health recommendations. These collaborations are intended to drive advancements in preventative care, accelerate research, and improve patient outcomes.

By making healthcare more accessible, efficient, and data-driven, HealthLynked is setting a new standard for patient-centered care. Our vision is to create a fully connected, intelligent, and responsive healthcare ecosystem that improves patient outcomes on both an individual and global scale.

The HealthLynked Network – How it Works

Through our Digital Healthcare Division, we operate a cloud-based PIN and record archiving system with related applications, referred to as the “HealthLynked Network”, which aims to improve healthcare by the efficient transfer of medical information between patients and their healthcare providers, improving medical practice efficiency, increasing access to quality healthcare, and facilitating accurate medical diagnosis. The HealthLynked Network is comprised of our medical records management system combined with an ecosystem of applications and services designed to ensure coordinated and comprehensive care across all aspects of the healthcare journey, including: ARi our AI Healthcare Guide, personalized Concierge Service, on-demand Telemedicine Services, Discount Prescription Drug Program, and Oohvie our female focused menstrual tracking application.

Medical Records Management

The HealthLynked Network centralizes medical records, streamlining the management of personal and family health information. Patients can securely share their records with providers and caregivers, ensuring coordinated and comprehensive care across all aspects of their healthcare journey.

Our system walks patients through a series of easy-to-use pages with point and click selections and drop-down menus that allow them to enter their past medical history, past surgical history, allergies, medications, and family medical history. In addition, members can create accounts for their children under the age of 18 and keep track of required visits and vaccines. Members select healthcare providers, and other parties to whom they wish to grant access to their medical records. This access can be either ongoing, or restricted by time and date, in accordance with the patient’s control settings.

To participate in the HealthLynked Network, practices and providers must be in-network, and patients must grant them access to their HealthLynked profile and medical records. Once access is granted, healthcare providers can instantly download a patient’s medical history, eliminating the need for lengthy and repetitive paperwork.

Following an office visit, providers are required to upload the patient’s updated medical record within 24 hours. This can be done via eFax, API integrations with select EMRs, or directly through the HealthLynked portal. Each patient account is assigned a unique barcode, which, when faxed into our system, is automatically recognized, archived, and organized by date and provider within the patient’s chart.

Unlike traditional EMR systems, the HealthLynked Network operates independently, requiring only a computer or fax machine for participation. This minimal technology requirement reduces barriers to adoption, allowing for seamless integration, broader market penetration, and improved continuity of care across healthcare providers.

In addition to serving as a complete medical record archive, we believe that the HealthLynked Network allows for shorter wait times at doctors’ offices by giving doctors immediate access to patients’ complete medical information, insurance information and required treatment consent forms. Patients only need to verify their treating physician’s access to their files upon or prior to their doctor’s visit. Patients are also able to coordinate multiple physician visits and keep an updated and complete personal medical record archive. These files may also be shared among a patient’s different specialty physicians, a function that we believe is especially helpful for patients who travel and may need to access their records or obtain physician referrals in multiple localities. We also believe that the HealthLynked Network is especially valuable in medical emergencies, where patients may be unable to provide their medical history. Our system allows patients to pre-authorize healthcare providers and first responders to access critical medical information during emergencies, ensuring timely and informed treatment. By granting advance emergency access, patients enable paramedics, emergency room staff, and other first responders to quickly retrieve vital details, such as allergies, medications, pre-existing conditions, and prior treatments. This capability enhances patient safety, reduces delays in care, and improves medical outcomes in urgent situations.

Mobile Check-In: Enhancing Efficiency and Patient Experience

HealthLynked offers a seamless and efficient mobile check-in system, enabling patients to check in for appointments using their mobile device and a secure barcode system. This streamlined process allows patients to update their medical records, create an account, and pay copays—all from their smartphone—reducing wait times and administrative burdens for both patients and staff.

Beyond convenience, the mobile check-in system provides valuable analytics to healthcare practices, offering insights into patient flow, wait times, and overall operational efficiency. For practices seeking more advanced data and security, the Patient Access Hub (PAH) extends these capabilities by integrating a secure Wi-Fi network in the waiting room, delivering detailed practice analytics to further enhance patient experience and optimize office performance.

ARi AI Healthcare Guide

We recently released ARi, a revolutionary AI-driven personal healthcare assistant designed to redefine patient engagement and empower personalized care. ARi was launched in partnership with OpenAi and provides the most advanced AI tool to provide personalized healthcare guidance. ARi is able to use the information in the patients HealthLynked profile to provide specific medical guidance to the patient and answer medical questions using this information to provide more comprehensive and accurate information leading to better diagnosis and care management. ARi, available only through the HealthLynked app to paid users, aims to ensure seamless integration with the HealthLynked ecosystem through Voice-Driven Profile Creation, Personalized Guidance, AI-Powered Diagnostic Support, Effortless Scheduling, Proactive Health Tracking, and 24/7 Intelligent Assistance.

Concierge Service

The HealthLynked Network premium Concierge Service offers members access to healthcare management for a small monthly fee. This premium service offers personalized assistance from our live Concierge team to book appointments with any doctor in the U.S. on behalf of a patient and collect and organize patient medical records to establish a HealthLynked Network profile. Concierge Service also includes access to Concierge nurse staff to help manage the patient’s healthcare needs. The concierge service allows for patients to speak with a HealthLynked representative to help with their medical onboarding, schedule an appointment with any doctor in the U.S. even if they are out of network, and obtain their medical records from third parties like laboratory and other healthcare providers to create a comprehensive healthcare profile.

Telemedicine Services

HealthLynked expanded its Telehealth services in 2024 from limited coverage in Florida to 24/7 nationwide access. This expansion ensures patients can connect with licensed healthcare providers at any time, addressing the growing demand for flexible, remote medical consultations across the U.S. Patients can connect with licensed doctors within 20 minutes for urgent care needs. The platform ensures secure, private access to patient medical records and offers affordable telehealth visits starting at $50 for HealthLynked Network members.

Discount Prescription Drug Program

To further reduce healthcare costs for its members, during 2024 we introduced a discount prescription drug program, a health platform that offers a next-generation pharmacy discount. This initiative offers HealthLynked Network members savings vouchers on medications, enhancing affordability and improving access to essential treatments. This service is available to all users and provided significant savings to HealthLynked users.

Oohvie

In 2020, we launched Oohvie, an application focused on women’s healthcare. the application has continued to evolve and is integrated with HealthLynked. User can now book appointments and schedule telemedicine visits from the Oohvie app. Menstrual tracking apps have the highest engagement among healthcare app and offer valuable services to women which comprise half the worlds population. Tracking women’s menstrual cycles leads to insights into over female health and is important for either avoiding pregnancy or achieving pregnancy if a woman is looking to have a baby.

●	A health forum designed specifically for women

●	Ability to schedule virtual telehealth consultations with healthcare providers without leaving the app

●	A real time chat feature where users can discuss their experiences with birth control pills, menstrual symptoms, and other issues in private

●	Users can purchase name brand feminine hygiene products that are shipped directly to their home at significantly discounted prices

●	Users can use the app to schedule reminders for taking birth control pills or hormones

●	Users can chat with a live nurse to answer their medical questions and order feminine products at low cost.

Business Model

Our business model employs both consumer (B2C) and enterprise (B2B) revenue streams, driven by patient subscriptions, telemedicine services, appointment booking fees for in-network providers, and strategic partnerships with insurers, employers, and research organizations.

Patients

Patients can download the HealthLynked mobile app and create an account at no cost, placing them in the Freemium tier with basic features. Free users have limited data storage, self-managed profiles, limited appointment bookings, the ability to schedule only with in-network physicians, standard-rate telemedicine visits, and basic chat support. This Freemium approach expands user adoption by lowering entry barriers and encouraging patients to explore our fundamental services.

For more extensive functionality, patients may upgrade to a Concierge membership, which costs $12 per month or $120 per year if prepaid. Concierge users enjoy access to unlimited medical record storage, full profile management with dedicated concierge support, the ability to book appointments with any physician nationwide, and enhanced healthcare guidance through our ARi system. They also benefit from more robust family connectivity features, a dynamic rewards program, priority support, and a $20 discount on each telemedicine visit. This subscription-based model provides a predictable recurring revenue stream while significantly enhancing the patient experience.

Medical Practices/ Providers

We maintain base profiles for approximately 880,000 physicians across the United States, which helps patients easily discover and connect with medical professionals through our platform. Providers fall into two categories: out-of-network and in-network. Out-of-network providers have a basic listing in our directory and may claim and update their profiles with essential details, images, and videos. Once a provider elects to join the HealthLynked Network, pays the one-time activation fee, and agrees to allow patients to request appointments online, the provider is designated as in-network.

In-network providers unlock key benefits such as direct online booking, enhanced exposure to potential patients, and the ability to integrate our mobile check-in service to streamline patient intake and record management. We charge a booking fee for each patient who schedules an appointment through the HealthLynked online booking system, ensuring there is no ongoing cost unless the practice successfully receives patient appointments. This structure incentivizes providers to remain active and engaged on our platform, as it links cost to realized patient volume.

By digitizing and centralizing intake procedures, we help practices reduce administrative overhead while achieving compliance with the 21st Century Cures Act, which mandates timely patient access to medical records. Patients can quickly update their profiles before a visit, enabling physicians to review more complete medical histories and provide more effective care. We believe this integration of scheduling and record management promotes a positive patient experience and fosters loyalty to both the practice and the platform as a whole.

Strategic Partnerships

Beyond individual patients and providers, HealthLynked’s business model can extend to strategic partnerships with insurance companies, large employers, pharmaceutical companies, and medical research organizations. By integrating our care management technology and ARi guidance platform, insurers and employers can improve patient outcomes, reduce healthcare costs, and offer robust solutions for their member or employee populations. Pharmaceutical and research entities may leverage our aggregated, de-identified data to better understand treatment patterns, accelerate research, and conduct targeted outreach programs.

These partnerships may take the form of licensing agreements, per-member-per-month (PMPM) contracts, or co-branded integrations. Along with patient membership and provider booking fees, these B2B agreements create an additional revenue pillar that strengthens the HealthLynked Network and drives platform adoption across multiple healthcare touchpoints.

Sales Strategy

Growing our patient membership is central to our market penetration strategy. The Freemium model attracts a broad user base by offering basic features without charge, while our tiered approach naturally encourages an upgrade to Concierge services for those seeking more personalized healthcare management, expanded data storage, reduced telemedicine fees, and dedicated support. We promote these benefits through targeted internet-based advertising, search engine optimization, and direct-to-consumer email campaigns that emphasize the convenience and cost-savings of Concierge membership.

On the provider side, our marketing focuses on how HealthLynked can enhance practice revenues, streamline front-office workflow, and meet regulatory mandates more efficiently. Once a physician joins the Network, they pay a one-time activation fee, claim their online profile, and invite their existing patients to create HealthLynked accounts before upcoming visits. By providing a simplified patient onboarding process—thanks to a mobile check-in feature that imports patient data directly into the practice’s system—our platform reduces administrative bottlenecks and helps physicians devote more time to patient care.

To further accelerate adoption among insurers and large employers, we highlight our ARi platform’s capacity to deliver proactive care management and enable better health outcomes at lower costs. We believe that forging alliances with these strategic partners will unlock opportunities to deploy our solutions at scale, benefiting both our bottom line and the wider healthcare community. We also engage in affiliate marketing campaigns with pharmaceutical companies, medical distributors, medical societies, and large healthcare systems. We believe these collaborations help expand awareness of our services, attract new patients and providers, and strengthen our reputation as a leader in connected healthcare.

By combining a robust, tiered patient subscription system, value-driven provider engagement, and forward-thinking strategic partnerships, HealthLynked continues to build a multifaceted sales pipeline that underpins our long-term objective of improving the coordination and quality of healthcare for all stakeholders involved.

Information Security

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

In October 2024, we filed a non-provisional patent application for our artificial intelligence (AI) program, ARI (Augmented Real-time Interface). ARI is a healthcare companion designed to make healthcare more interactive, personalized, and user-friendly. By leveraging the capabilities of artificial intelligence, ARI aims to blend technology and human touch, with the goal to provide timely and relevant healthcare advice. One of ARi’s key features is its ability to answer specific medical questions while incorporating patient data to ensure recommendations are relevant and personalized.

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

Employees

As of March 31, 2025, we had 20 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

The fraud and abuse provisions include extensive federal and state laws, rules and regulations applicable to us, particularly on the services offered at NWC through October 2024. In particular, the federal anti-kickback statute has criminal provisions relating to the offer, payment, solicitation or receipt of any remuneration in return for either referring Medicaid, Medicare or other GHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by GHC Programs. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” applies to physician ordering of certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and have been broadly interpreted by federal courts, and potentially subject many healthcare business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in GHC Programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations.

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

Available Information

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investors” section of the Company’s website, www.healthlynked.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Item 1A. Risk Factors

FINANCIAL AND GENERAL BUSINESS RISKS

We believe our current cash and cash equivalents will not be sufficient to fund our business for the next twelve months from the date these financial statements are issued, raising substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, we had cash balances of $76,241, a working capital deficit of $3,048,832 and an accumulated deficit of $48,164,615. Based on our current business plan, management believes that our available cash and cash equivalents will not be sufficient to fund its operations for the next twelve months from the issuance of the financial statements that are included elsewhere in this Annual Report on Form 10-K without generating positive cash flows and by raising additional capital from outside sources. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be forced to delay or reduce the scope of its commercialization or development programs and/or limit or cease our operations if we are unable to obtain additional funding to support its current business plan.

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

Without raising additional capital, whether via sale of equity or debt instruments, from additional advances made pursuant to the July 5, 2022 Standby Equity Purchase Agreement (the “SEPA”), from the collection and monetization of remaining contingent consideration related to the sale of AHP, or from other sources, there is substantial doubt about our ability to continue as a going concern. Any equity capital raised may result in substantial dilution in the number of outstanding shares of our Common Stock.

Our future success depends on our ability to execute our business plan by fully developing the HealthLynked Network and recruiting physicians and patients to adopt and use the system. However, there is no guarantee that we will be able to successfully implement our business plan.

Our operations to date have been limited to providing patient services at our NCFM, BTG, AEU, CCN and NWC facilities and generating product revenue from our Medical Distribution segment. We continually develop additional functionality of the Network. However, we cannot predict the scale of how many physicians and patients will adopt our technology, or if and when they do, the timing of such large-scale adoption. We have not yet demonstrated our ability to successfully market and generate material revenue from the HealthLynked Network. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future. Further, it is possible that other competitors with greater resources could enter the market and make it more difficult for us to attract or keep customers.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2024. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

During 2023 and 2024, we depended heavily on the continued efforts of Dr. Michael Dent, our Chief Executive Officer and Chairman of the Board. Dr. Dent is essential to our strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a written employment contract with Dr. Dent, we cannot be certain that Dr. Dent will continue with us for any particular period of time. The departure or loss of Dr. Dent, or the inability to hire and retain a qualified replacement, could negatively impact our ability to manage our business.

Our sales strategy may not be successful.

We have used a sales model that focuses on telesales and internet-based SEM/SEO sales and marketing efforts in lieu of a direct sales force, in large part to reduce our costs. There is no assurance that our sales model will be effective, and this could have a negative effect on our ability to commercialize and monetize the HealthLynked Network and MOD businesses, or limit their growth.

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

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have been granted a patent for our PAH, have submitted a patent related to our ARi AI tool, and intend to submit other patent applications covering our integrated technology, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

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

Currently, our officer and directors as a group beneficially control approximately 72.1% of our voting power, of which approximately 70.7% is controlled by our Chairman and CEO, Dr. Michael Dent. As a result of this voting control, our officer and directors can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire. In addition, as the interests of our officer and directors and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

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

As of March 31, 2025, we had approximately 180,290,305 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options, warrants, unvested employee grants, common stock issuable, convertible debt and Series B Convertible Preferred Stock. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We rely on information systems and the data stored on them to conduct its operations. We have adopted and maintain a cybersecurity risk management program in accordance with our risk profile and business that is informed by and incorporates elements of industry standards.

Our cybersecurity risk management program incorporates multiple components, including, but not limited to, ongoing monitoring of critical risks from cybersecurity threats using automated tools. Additionally, we have implemented an employee education and training program, which we provide on an annual basis, that is designed to raise awareness of cybersecurity threats. To support our cybersecurity risk management program, we leverage managed service providers and other third-party information technology and cybersecurity providers and consultants, including to perform regular system scans and threat intelligence analysis. Additionally, we require certain third-party providers and consultants to adhere to contractual requirements relating to privacy and cybersecurity standards. We do not have a board of directors committee or subcommittee responsible for the oversight of risks from cybersecurity threats.

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

Item 2. Properties

The Company leases its operating facilities pursuant to the following lease agreements: (i) amendment to our existing lease agreement for our CCN and AEU practices for approximately 3,650 square feet that commenced in August 2023 and expires in July 2026, located in Naples, FL; (ii) amendment to our existing lease agreement for our BTG practice for approximately 2,150 square feet that commenced in April 2023 and expires in March 2025, located in Bonita Springs, FL; (iii) amendment to our existing lease agreement for our NCFM practice for approximately 3,700 square feet that commenced in June 2022 and expires in May 2025, located in Naples, FL; and (iv) amendment to our existing lease agreement for our corporate office for approximately 3,517 square feet that commenced in August 2024 and expires December 2026, located in Naples, FL.

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

Holders

As of March 31, 2025, there were approximately 306 registered holders of record of the Company’s common stock. A substantially greater number of holders of Company common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2024 and through the date of this report:

On April 22, 2024, we issued a promissory note payable to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. We received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on a prior note payable to the same investor in the amount of $16,213. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default.

On July 30, 2024, our wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649. We received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The note does not bear interest in excess of the original issue discount. We are required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent.

On December 4, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible promissory note in the aggregate principal amount of $25,000, with an interest rate of 12% per annum and a maturity date May 4, 2025. The convertible note payable is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.033 per share, or 757,576 shares.

On December 17, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible promissory note in the aggregate principal amount of $70,000, with an interest rate of 12% per annum and a maturity date June 17, 2025. The convertible note payable is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.026 per share, or 2,692,308 shares.

On December 31, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible promissory note in the aggregate principal amount of $120,000, with an interest rate of 12% per annum and a maturity date July 1, 2025. The convertible note payable is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share, or 5,217,391 shares.

On December 31, 2024, we issued 617,750 ten-year warrants with an exercise price of $0.0226 per share in connection with the extension of two existing notes payable to a trust controlled by Dr. Michael Dent.

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

Overview

HealthLynked was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions: the Health Services Division, the Digital Healthcare Division, and the Medical Distribution Division. Our Health Services division is comprised of the operations of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) CCN, a primary care providing a comprehensive range of medical services, and (iv) AEU, a minimally and non-invasive cosmetic services. During 2024, we replaced our NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location.

Our Digital Healthcare division develops and operates an online personal medical information and record archive system, the “HealthLynked Network,” which facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. Our Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

Results of Operations: Years Ended December 31, 2024 and 2023

The following table summarizes the changes in our results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023:

	Year Ended December 31,		Change
	2024	2023	$	%

Patient service revenue, net	$2,872,177	$5,484,278	$(2,612,101)	-48%
Subscription revenue	32,425	58,901	(26,476)	-45%
Product revenue	103,759	179,200	(75,441)	-42%
Total revenue	3,008,361	5,722,379	(2,714,018)	-47%

Operating Expenses and Costs
Practice salaries and benefits	1,995,127	3,231,117	(1,235,990)	-38%
Other practice operating expenses	1,556,759	2,205,085	(648,326)	-29%
Cost of product revenue	96,237	142,501	(46,264)	-32%
Selling, general and administrative expenses	3,038,936	3,623,402	(584,466)	-16%
Depreciation and amortization	282,950	352,027	(69,077)	-20%
Impairment loss	716,000	319,958	396,042	124%
Loss from operations	(4,677,648)	(4,151,711)	(525,937)	13%

Other Income (Expenses)
Loss on extinguishment of debt	(178,986)	(145,212)	(33,774)	23%
Change in fair value of debt	84,109	---	84,109	*
Gain from expiration of liability classified equity instruments	---	92,641	(92,641)	-100%
Amortization of original issue discounts on notes payable	(1,316,165)	(427,808)	(888,357)	208%
Gain from realization of contingent sale consideration receivable	125,355	1,090,857	(965,502)	-89%
Interest expense and other	(168,144)	(72,718)	(95,426)	131%
Total other income (expenses)	(1,453,831)	537,760	(1,991,591)	-370%

Loss from continuing operations	(6,131,479)	(3,613,951)	(2,517,528)	70%

Discontinued operations
Loss from operations of discontinued operations	---	(72,321)	72,321	-100%
Gain from disposal of discontinued operations	---	2,674,069	(2,674,069)	-100%
Gain on discontinued operations	---	2,601,748	(2,601,748)	-100%

Net loss	$(6,131,479)	$(1,012,203)	$(5,119,276)	506%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $2,612,101, or 48% year-over-year, from $5,484,278 in the year ended December 31, 2023, to $2,872,177 in the year ended December 31, 2024, primarily as a result of (i) a 49% year-over-year decrease at our NCFM practice of $2,054,954 due to changes in clinical staffing that saw the departure of three physicians in 2023, two of which have been replaced, (ii) a 54% decrease at our NWC practice facility of $382,288, and (iii) an 89% year-over-year decrease at our AEU practice of $246,757 due to the departure of our primary physician and attrition from the practice, offset by (iv) 21% increase of $63,266 at our BTG practice and (v) 2024 revenue of $8,632 from our newly-launched CCN practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $1,884,316 from the year ended December 31, 2023 to the year ended December 31, 2024. While we plan for patient service revenue to increase in future periods from levels realized in the year ended December 31, 2024 as we plan to add additional physicians and continue patient marketing and retention efforts, there is no guarantee that such increases will occur.

Subscription revenue in the year ended December 31, 2024 decreased by $26,476, or 45% year-over-year, to $32,425 in the year ended December 31, 2024, from $58,901 in the year ended December 31, 2023, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $103,759 in the year ended December 31, 2024, compared to $179,200 in the year ended December 31, 2023, a decrease of $75,441, or 42%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $1,235,990, or 38%, to $1,995,127 in the year ended December 31, 2024, compared to $3,231,117 in the year ended December 31, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and continuing through 2024.

Other practice operating costs decreased by $648,326 or 29%, to $1,556,759 in the year ended December 31, 2024 from $2,205,085 in the year ended December 31, 2023, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and continuing through mid-2024.

Cost of product revenue was $96,237 in the year ended December 31, 2024, a decrease of $46,264, or 32%, compared to $142,501 in the same period of 2023, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $584,466, or 16%, to $3,038,936 in the year ended December 31, 2024 compared to $3,623,402 in the year ended December 31, 2023, primarily due to lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts, as well as lower stock-based compensation expense resulting from fewer employee and consultant grants in 2024.

Depreciation and amortization in the year ended December 31, 2024 decreased by $69,077, or 20%, to $282,950 compared to $352,027 in the year ended December 31, 2023, primarily as a result of certain fixed asset reaching the end of their depreciable lives during 2023 without corresponding additions.

During the third quarter of 2024, the Company determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to the third quarter of 2023 and a 35% decline compared to the preceding sconed quarter of 2024, (ii) substantial operating losses and negative cash flows generated from the practice during the third quarter of 2024 for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. We determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the year ended December 31, 2024. During the year ended December 31, 2023, we determined that triggering events had occurred that required impairment assessments of goodwill related to our AEU business. The triggering events included (i) a material decline in revenue during third quarter 2023, and (ii) an inability of the business to achieve profitability since its acquisition. We determined that the carrying amount of the reporting unit, which consists of the AEU practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $319,958 to adjust carrying value of AEU goodwill to its estimated fair value of $-0- in the year ended December 31, 2023.

Loss from operations increased by $525,967, or 13%, to $4,677,648 in the year ended December 31, 2024 compared to $4,151,711 in the year ended December 31, 2023, primarily as a result of decreased revenue and increased impairment charges in 2024, offset in part by reduced practice operating costs and corporate overhead costs.

Other Income (Expenses)

Loss on extinguishment of debt in the year ended December 31, 2024 was $178,986, compared to a loss of $145,212 in the year ended December 31, 2023. Loss on extinguishment of debt in 2023 resulted from early repayment of eight notes payable and extension of two related party notes payable. Loss on extinguishment of debt in 2024 resulted from two maturing notes payable to Dr. Dent refinanced with new convertible notes payable in the same amount and the extension of the maturity date of four additional notes payable to Dr. Dent.

Gains from the change in fair value of debt was $84,109 in the year ended December 31, 2024 related to three notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. There were no such gains or losses in the year ended December 31, 2023.

Gain from expiration of liability classified equity instruments was $92,641 in the year ended December 31, 2023 and resulted from the expiration of liability-classified warrants issued in 2020. There were no such gains or losses in the year ended December 31, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the year ended December 31, 2024 was $1,316,165, an increase of $888,357, or 208%, compared to $427,808 in the year ended December 31, 2023. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances and larger equity-based and original issue discounts offered for new notes payable, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2023.

Gain from realization of contingent sale consideration receivable was $125,355 in the year ended December 31, 2024, a decrease of $965,502, or 89% compared to a gain of $1,090,857 in the year ended December 31, 2023. The gains resulted from actual proceeds received during the period from contingent sale consideration related to the sale of AHP in excess of the amount estimated to be received at the time of the sale in January 2023. Receipts during the year ended December 31, 2024 included $500,000 gross ($325,000 net) from the receipt of Physician Advance Consideration in November 2024. Receipts during the year ended December 31, 2023 included $1,750,000 gross ($1,540,000 net) in Incremental Cash Consideration and $1,873,993 gross ($1,186,231 net) from the 2022 MSSP Consideration.

Interest expense and other increased by $95,426, or 131%, to $168,144 for the year ended December 31, 2024, compared to $72,718 in the year ended December 31, 2023, due to an increase in interest-bearing notes payable to related parties and third parties during 2024, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other income (expenses) increased by $1,991,591, or 370%, to net expense of $1,453,831 in the year ended December 31, 2024 compared to net income of $537,760 in the year ended December 31, 2023. The change was primarily a result of a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023 and higher debt-related discount amortization and interest charges in 2024 corresponding to higher debt balances with larger initial fees and discounts.

Loss from continuing operations increased by $2,517,528, or 70%, to $6,131,479 in the year ended December 31, 2024, compared to $3,613,951 in the year ended December 31, 2023. The increased loss in 2024 was due primarily to a decrease in revenue, a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, higher impairment charges and increased debt-related discount amortization and interest charges, offset in part by reduced practice operating costs and corporate overhead costs.

Gain (loss) from operations of discontinued operations

As a result of the AHP Sale on January 17, 2023, our ACO/MSO Division was classified as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2024 and 2023. Loss from operations of discontinued operations decreased by $72,321, or 100%, from $72,321 in the year ended December 31, 2023 to $-0- in the year ended December 31, 2024. The loss in 2023 reflects winding down costs of the discontinued operation after the sale on January 17, 2023. No revenue or costs were incurred related to the business in the year ended December 31, 2024.

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

Net loss

Net loss increased by $5,119,276, or 506%, to $6,131,479 in the year ended December 31, 2024, compared to net loss of $1,012,203 in the year ended December 31, 2023, primarily as a result of (i) the gain from disposal of AHP in the amount of $2,674,069 in the year ended December 31, 2023 with no corresponding gain in the year ended December 31, 2024, (ii) a decrease in revenue and increased impairment charges and debt-related discount amortization and interest charges, and (iii) a $1,090,857 gain from realization of contingent sale consideration receivable related to the collection of consideration in the AHP sale in 2023, offset in part by (iv) reduced practice operating costs and corporate overhead costs from cost cutting measures implemented in 2024.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our operations.

Impairment

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

Impairment of NCFM Medical Database – 2024

During the third quarter of 2024, we determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to third quarter of 2023 and a 35% decline compared to the second quarter of 2024, (ii) substantial operating losses and negative cash flows generated from the practice for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. We do not believe that the levels of revenue and profitability achieved since acquisition of NCFM are reasonably likely to return to the extent that projected cash flows from the practice can substantiate the carrying value of the NCFM Medical Database.

An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. We determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the year ended December 31, 2024.

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

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (March 31, 2026).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before March 31, 2026 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through March 31, 2026. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of December 31, 2024, we had cash balances of $76,241, a working capital deficit of $3,048,832 and an accumulated deficit of $48,164,615. For the year ended December 31, 2024, we had a net loss of $6,131,479 and we used cash from operating activities of $3,494,122. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through December 31, 2024, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

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

During the year ended December 31, 2024, we issued 19 new convertible notes payable to, and received three undocumented advances from, our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $3,270,000 and refinanced or extended five existing notes with an aggregate principal of $866,500. We also issued notes payable to third parties for net cash proceeds of $335,000. We made repayments on related party and third-party notes of $167,601 and $941,660 in the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, we sold 5,977,193 shares of common stock to four investors in separate private placement transactions. We received $405,000 in proceeds from the sales. In connection with the stock sales, we also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share and 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share.

On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. Since the sale date, we have received the following proceeds: (i) $750,000 upon signing of the AHP Merger Agreement, (ii) $31,381 in March 2023 for the Stub Period Reimbursement, (iii) $1,750,000 ($1,540,000 net after commissions) in Incremental Cash Consideration during June, July and August for meeting participating physician transfer milestones, (iv) $1,873,993 gross ($1,186,231 net after commissions) in October 2023 from the 2022 MSSP Consideration, and (v) $500,000 ($325,000 net after payments to participating physicians and commissions) in November 2024 from the Physician Advance Consideration. We may receive future proceeds comprised of proceeds from sale of shares of the Buyer if the Buyer completes an initial public offering by May 1, 2025.

Without raising additional capital, whether via the sale of equity or debt instruments, from receipt of remaining contingent consideration related to the sale of the ACO/MSO Division, from additional advances made pursuant to the SEPA, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Net cash used in continuing operating activities	$(3,494,122)	$(4,020,022)
Net cash used in discontinued operating activities	---	(124,846)
Net cash used in operating activities	(3,494,122)	(4,144,868)

Net cash provided by continuing investing activities	422,402	3,506,112
Net cash provided by discontinued investing activities	---	---
Net cash provided by investing activities	422,402	3,506,112

Net cash provided by continuing financing activities	2,900,739	824,087
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	2,900,739	824,087

Net increase (decrease) in cash from continuing operating	(170,981)	310,177
Net (decrease) in cash from discontinued operating	---	(124,846)
Net increase (decrease) in cash	$(170,981)	$185,331

Operating Activities – During the year ended December 31, 2024, we used cash from operating activities of $3,494,122, as compared with $4,144,868 in the year ended December 31, 2023. The decrease in cash usage results primarily from cost reduction efforts at our Health Services practices and corporate offices and a decrease of $124,846 in cash used in operations of our discontinued ACO/MSO Division resulting from the unit being sold on January 17, 2023.

Investing Activities – During the years ended December 31, 2024 and 2023, we realized $422,402 and $3,506,112, respectively, from investing activities, comprised primarily of cash proceeds received from the AHP Sale, offset by the acquisition of computers and office equipment.

Financing Activities – During the years ended December 31, 2024 and 2023, we received cash of $2,900,739 and $824,087, respectively, from financing activities. Cash provided by financing activities in 2024 was comprised of $405,000 from the sale of common stock, $3,270,000 from the issuance of notes payable to related parties, and $335,000 from the issuance of notes payable to third parties, offset by $1,109,261 repayments made against notes payable balances to related and third parties. Cash provided by financing activities in 2023 was comprised of $850,000 proceeds from the sale of common stock (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable) and $2,481,749 from the issuance of notes payable, offset by $2,507,662 repayments made against notes payable balances (net of $18,765 received from sales of common stock under the SEPA that were applied to the balance of the Note Payable).

Exercise of Warrants and Options

No warrants or options were exercised during the years ended December 31, 2024 or 2023.

Other Outstanding Obligations at December 31, 2024

As of December 31, 2024, 101,488,821 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.023 to $1.05.

As of December 31, 2024, 6,157,422 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.0569 to $0.263.

As of December 31, 2024, 3,063,188 shares of our common stock are earned but unissued pursuant to consulting and director agreements.

As of December 31, 2024, 62,537,933 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holder of those instruments, Dr. Michael Dent.

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

7915 FM 1960 W Suite 220 Houston, TX 77070 www.rbsmllp.com

To the Board of Directors and Shareholders of

HealthLynked Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
March 31, 2025 PCAOB ID Number 587

HEALTHLYNKED CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$76,241	$247,222
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- as of December 31, 2024 and 2023, respectively	---	20,861
Inventory, net	44,686	133,222
Prepaid expenses and other current assets	56,719	55,210
Contingent sale consideration receivable, current portion	1,463,518	199,645
Total Current Assets	1,641,164	656,160

Property and equipment, net of accumulated depreciation of $634,839 and $521,062 as of December 31, 2024 and 2023, respectively	176,576	290,755
Intangible assets, net of accumulated amortization of $-0- and $258,690 as of December 31, 2024 and 2023, respectively	---	883,848
Right of use lease assets	361,109	935,812
Deposits, long term portion	44,140	50,047
Contingent sale consideration receivable, long term portion	---	1,463,518

Total Assets	$2,222,989	$4,280,140

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$765,312	$614,178
Contract liabilities	232,545	271,774
Lease liability, current portion	208,549	326,033
Notes payable and other amounts due to related party, net of unamortized original issue discount of $494,104 and $34,834 as of December 31, 2024 and 2023, respectively	3,212,521	471,742
Notes payable, current portion, net of unamortized original issue discount of $27,414 and $166,487 as of December 31, 2024 and 2023, respectively	127,095	584,323
Indemnification liability	143,974	143,974
Total Current Liabilities	4,689,996	2,412,024

Long-Term Liabilities
Lease liability, long term portion	153,592	613,386
Government notes payable, long term portion	508,610	450,000

Total Liabilities	5,352,198	3,475,410

Commitments and contingencies (Note 14)

Shareholders’ Equity (Deficit)

Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 281,947,151 and 275,964,958 shares issued and outstanding as of December 31, 2024 and 2023, respectively	28,195	27,597
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 3,063,188 and 2,764,352 as of December 31, 2024 and 2023, respectively	161,632	281,682
Additional paid-in capital	44,842,829	42,525,837
Accumulated deficit	(48,164,615)	(42,033,136)
Total Shareholders’ Equity (Deficit)	(3,129,209)	804,730

Total Liabilities and Shareholders’ Equity (Deficit)	$2,222,989	$4,280,140

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenue
Patient service revenue, net	$2,872,177	$5,484,278
Subscription revenue	32,425	58,901
Product revenue	103,759	179,200
Total revenue	3,008,361	5,722,379

Operating Expenses and Costs
Practice salaries and benefits	1,995,127	3,231,117
Other practice operating expenses	1,556,759	2,205,085
Cost of product revenue	96,237	142,501
Selling, general and administrative expenses	3,038,936	3,623,402
Depreciation and amortization	282,950	352,027
Impairment loss	716,000	319,958
Total Operating Expenses and Costs	7,686,009	9,874,090

Loss from operations	(4,677,648)	(4,151,711)

Other Income (Expenses)
Loss on extinguishment of debt	(178,986)	(145,212)
Change in fair value of debt	84,109	---
Gain from expiration of liability classified equity instruments	---	92,641
Amortization of original issue discounts on notes payable	(1,316,165)	(427,808)
Gain from realization of contingent sale consideration receivable	125,355	1,090,857
Interest expense and other	(168,144)	(72,718)
Total other income (expenses)	(1,453,831)	537,760

Loss from continuing operations before provision for income taxes	(6,131,479)	(3,613,951)

Provision for income taxes	---	---

Loss from continuing operations	(6,131,479)	(3,613,951)

Discontinued operations (Note 4)
Loss from operations of discontinued operations	---	(72,321)
Gain from disposal of discontinued operations	---	2,674,069
Gain on discontinued operations	---	2,601,748

Net loss	$(6,131,479)	$(1,012,203)

Loss per share from continuing operations, basic and diluted:
Basic	$(0.02)	$(0.01)
Fully diluted	(0.02)	(0.01)

Gain on discontinued operations, basic and diluted:
Basic	$0.00	$0.01
Fully diluted	0.00	0.01

Net loss per share, basic and diluted:
Basic	$(0.02)	$(0.00)
Fully diluted	(0.02)	(0.00)

Weighted average number of common shares:
Basic	281,544,002	262,891,873
Fully diluted	281,544,002	262,891,873

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2024 AND 2023

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	255,940,389	2,750,000	25,594	2,750	225,584	41,081,455	(41,020,933)	314,450

Sales of common stock pursuant to Standby Equity Purchase Agreement	225,000	---	22	---	---	18,743	---	18,765
Other sales of common stock	15,952,992	---	1,596	---	---	544,587	---	546,183
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	303,817	---	303,817
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	221,899	---	221,899
Fair value of warrants allocated to proceeds of third party debt	---	---	---	---	---	15,140	---	15,140
Fair value of beneficial conversion feature on third party note payable	---	---	---	---	---	33,000	---	33,000
Fair value of warrants issued to pay liability	---	---	---	---	---	10,820	---	10,820
Consultant and director fees payable with common shares and warrants	1,969,523	---	197	---	90,298	90,203	---	180,698
Shares and options issued to employees	1,147,500	---	115	---	(34,200)	153,008	---	118,923
Incremental fair value of repriced warrants	---	---	---	---	---	4,358	---	4,358
Shares issued to vendors	729,554	---	73	---	---	48,807	---	48,880
Net loss	---	---	---	---	---	---	(1,012,203)	(1,012,203)

Balance at December 31, 2023	275,964,958	2,750,000	27,597	2,750	281,682	42,525,837	(42,033,136)	804,730

Sales of common stock	5,977,193	---	597	---	---	294,147	---	294,744
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	110,255	---	110,255
Fair value of warrants allocated to proceeds of related party debt	---	---	---	---	---	797,167	---	797,167
Fair value of beneficial conversion feature allocated to proceeds of related party debt	---	---	---	---	---	785,039	---	785,039
Shares and options issued to employees	5,000	---	1	---	(283,869)	365,518	---	81,650
Consultant and director fees payable with common shares and warrants	---	---	---	---	157,819	---	---	157,819
Stock fees related to sales of common stock	---	---	---	---	6,000	(35,134)	---	(29,134)
Net loss	---	---	---	---	---	---	(6,131,479)	(6,131,479)

Balance at December 31, 2024	281,947,151	2,750,000	28,195	2,750	161,632	44,842,829	(48,164,615)	(3,129,209)

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(6,131,479)	$(1,012,203)
Loss from discontinued operations	---	72,321
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	---	(2,674,069)
Depreciation and amortization	282,950	352,027
Impairment loss	716,000	319,958
Stock based compensation, including amortization of deferred equity compensation	210,333	303,979
Gain from expiration of liability classified equity instruments	---	(92,641)
Amortization of debt discount	1,316,165	427,808
Loss on extinguishment of debt	178,986	145,212
Change in fair value of debt	(84,109)	---
Gain from realization of contingent sale consideration receivable	(125,355)	(1,090,857)
Other non-cash adjustments	(1,662)	(11,094)
Changes in operating assets and liabilities:
Accounts receivable	20,861	28,916
Inventory	88,536	59,611
Contract assets	(14,948)	264,626
Prepaid expenses and other current assets	19,346	(31,299)
Right of use lease assets	309,199	403,287
Accounts payable and accrued expenses	70,911	(780,239)
Lease liability	(310,627)	(402,292)
Contract liabilities	(39,229)	(303,073)
Net cash used in continuing operating activities	(3,494,122)	(4,020,022)
Net cash used in discontinued operating activities	---	(124,846)
Net cash used in operating activities	(3,494,122)	(4,144,868)

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	425,000	3,507,612
Acquisition of property and equipment	(2,598)	(1,500)
Net cash provided by continuing investing activities	422,402	3,506,112
Net cash used in discontinued investing activities	---	---
Net cash provided by investing activities	422,402	3,506,112

Cash Flows from Financing Activities
Proceeds from sale of common stock	405,000	850,000
Proceeds from related party notes payable	3,270,000	1,198,500
Proceeds from third party notes payable	335,000	1,283,249
Repayment of related party notes payable	(167,601)	(1,411,004)
Repayment of third party notes payable	(941,660)	(1,096,658)
Net cash provided by continuing financing activities	2,900,739	824,087
Net cash provided by discontinued financing activities	---	---
Net cash provided by financing activities	2,900,739	824,087

Net increase (decrease) in cash	(170,981)	185,331
Cash, beginning of period	247,222	61,891

Cash, end of period	$76,241	$247,222

(continued)

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024		2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$26,316		$21,041
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability		$177,782		$798,918
Extinguishment and modification of operating lease: right of use asset and lease liability		$(444,434)	$
Common stock issuable issued during period	$	---		$108,928
Fair value of options issued in satisfaction of common stock issuable		$283,869	$
Fair value of warrants allocated to proceeds of related party notes payable		$758,523		$171,874
Fair value of warrants allocated to proceeds of third party notes payable	$	---		$15,139
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable		$785,040	$	---
Fair value of beneficial conversion feature allocated to proceeds of third party notes payable	$			$33,000
Original issue discounts allocated to proceeds of notes payable		163,969		$367,919
Fair value of warrants issued to extend related party debt		$38,645		$50,025
Principal amount of convertible notes payable to related party refinanced		$866,500	$	---
Note payable to related party balance classified as accrued interest		$17,588	$	---
Warrant liability incurred in connection with collection of contingent sale consideration receivable	$	---		$10,820
Net carrying value of equity liabilities (assets) written off	$	---		$64,647
Proceeds from sale of common stock under Standby Equity Purchase Agreement applied to note payable balance	$	---		$18,765
Fair value of shares issued to pay vendor accounts payable balance	$	---		$48,881
Fair value of shares issued for equity issuance costs		$35,134		$--

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

HealthLynked Corp. (the “Company”) was incorporated in the State of Nevada on August 4, 2014. On September 2, 2014, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada setting the total number of authorized shares at 500,000,000 shares, which included up to 480,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. On February 5, 2018, the Company filed an Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase the number of authorized shares of common stock to 500,000,000 shares.

The Company currently operates in three distinct divisions:

●	Health Services Division: This division is comprised of the operations of (i) Naples Center for Functional Medicine (“NCFM”), a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) Concierge Care Naples (“CCN”), a primary care providing a comprehensive range of medical services, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a minimally and non-invasive cosmetic services. During 2024, the Company replaced our Naples Women’s Center (“NWC”) Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

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

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its operating subsidiaries: NCFM, BTG, CCN (after October 1, 2024), AEU, NWC (through October 1, 2024), and MOD. Results through January 17, 2023 also include operations of AHP, which was sold, and CHM, which was discontinued, both effective as of January 17, 2023. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the year ended December 31, 2024, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Revenue Recognition

Patient service revenue

Patient service revenue is earned for functional medicine services provided to patients by the NCFM practice, physical therapy services provided to patients by the BTG practice, aesthetics services provided by the AEU practice, and medical services provided to patients by the CCN practice (after its establishment in October 2024) and NWC practice (until its discontinuation in October 2024). Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. All amounts are due from patients at the time of service, with the exception of NWC billings incurred prior to October 2024 that were due from third-party payors (including health insurers and government programs) that included variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients at the time of service and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time includes revenue from NCFM annual access contracts (the Medical Membership and Concierge Program prior to October 1, 2023 and the more comprehensive Optimal Health 365 Access Plan thereafter), BTG physical therapy bundles, CCN annual and semi-annual concierge services, and NWC annual administration fees (prior to October 2024). Revenue from NCFM Medical Memberships and Concierge contracts, CCN concierge services, and NWC annual administration fees, which include bundled products and services that have substantially the same pattern of transfer to the customer, is recognized over the period of delivery, which is the same as the period of the contract (typically, six months or one year). Revenue from prepaid BTG physical therapy bundles, for which performance obligations are satisfied over time as visits are incurred, is recognized based on actual visits incurred in relation to total expected visits. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided and, where applicable, contract assets for recoverable amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained. The Company believes that these methods provide a faithful depiction of the transfer of services over the term of the performance obligations based on the inputs needed to satisfy the obligation.

Revenue for performance obligations satisfied at a point in time, which includes all patient service revenue other than NCFM annual access contracts, BTG physical therapy bundles, CCN concierge services, and NWC annual administration fees, is recognized when goods or services are provided at the time of the patient visit, and at which time the Company is not required to provide additional goods or services to the patient.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the year ended December 31, 2024 or 2023 to the judgments applied in determining the amount and timing of patient service revenue.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. With the discontinuation of the NWC practice in October 2024, the Company no longer expects to bill third-party payors on behalf of its patients.

The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from standard charges. The Company estimates the transaction price for patients with deductibles and coinsurance and for those who are uninsured based on historical experience and current market conditions. The initial estimate of the transaction price is determined by reducing the standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to patient service revenue in the period of the change. Patient services provided by NCFM, AEU, BTG, AEU, and CCN are provided on a cash basis and not submitted through third party insurance providers.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product and Other Revenue

Product revenue is derived from the distribution of medical products that are sourced from a third party. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue are recognized when payment is received but for which the Company has not met its product fulfillment performance obligation.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of December 31, 2024 and 2023, respectively.

Accounts Receivable

Trade receivables related to NWC services billed to third party payors are carried at the estimated collectible amount, which is the standard charge based on the Company’ list price, net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past collectability of the insurance companies, government agencies, and customers’ accounts receivable during the related period which generally approximates 58% of gross billings. Trade accounts receivable are recorded at this net amount. As of December 31, 2024 and 2023, the Company’s gross patient services accounts receivable were $-0- and $34,481, respectively, and net patient services accounts receivable were $-0- and $20,861, respectively, based upon net reporting of accounts receivable. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts was $-0- and $-0-, respectively. With the discontinuation of the NWC practice in October 2024, the Company no longer expects to bill third-party payors on behalf of its patients and therefore does not expect to have any accounts receivable related to such patient service revenue.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Upon termination of a lease, the ROU asset and lease liability are written off. Upon modification of a lease, the ROU asset and lease liability are remeasured based on the modified last terms. See Note 8 for more complete details on balances as of the reporting periods presented herein.

Inventory

Inventory consisting of supplements, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Outdated inventory is directly charged to cost of goods sold.

Intangible Assets

The Company recognizes an acquired intangible whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of five years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. See Note 7, “Intangible Assets and Goodwill,” for further discussion of impairment charges in the years ended December 31, 2024 and 2023.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the years ended December 31, 2024 and 2023, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2024 and 2023, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2024 and 2023, potentially dilutive securities were comprised of (i) 101,488,821 and 77,414,648 warrants outstanding, respectively, (ii) 6,157,422 and 5,093,738 stock options outstanding, respectively, (iii) -0- and 1,484,488 unissued shares subject to future vesting requirements granted pursuant to the Company’s Employee Incentive Plan, (iv) up to 3,063,188 and 2,764,352 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (v) up to 62,537,933 and 3,780,000 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, and (vi) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred stock.

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

Segment Reporting

The Company uses the “management approach” under ASC 280, “Segment Reporting,” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: Health Services (the NCFM functional medicine practice, the BTG physical therapy practice, the AEU cosmetic services practice, CCN primary care practice, and the NWC GYN practice that was discontinued in October 2024), Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system), and Medical Distribution (comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices).

The Company’s ACO/MSO segment was sold on January 17, 2023. As described in further detail in Note 4, “Discontinued Operations,” this unit’s results of operations are classified as “Income (loss) from operations of discontinued operations” in the years ended December 31, 2024 and 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for the Company for fiscal years beginning after December 15, 2025, and interim periods within those periods. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Recently Adopted Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (March 31, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before March 31, 2026.

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

As of December 31, 2024, the Company had cash balances of $76,241, a working capital deficit of $3,048,832 and an accumulated deficit of $48,164,615. For the year ended December 31, 2024, the Company had a net loss of $6,131,479 and used cash from operating activities of $3,494,122. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

As described further in Note 4, “Discontinued Operations,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. Since the sale date, the Company has received the following proceeds: (i) $750,000 upon signing of the AHP Merger Agreement, (ii) $31,381 in March 2023 for the Stub Period Reimbursement, (iii) $1,750,000 ($1,540,000 net after commissions) in Incremental Cash Consideration during June, July and August for meeting participating physician transfer milestones, (iv) $1,873,993 gross ($1,186,231 net after commissions) in October 2023 from the 2022 MSSP Consideration, and (v) $500,000 ($325,000 net after payments to participating physicians and commissions) in November 2024 from the Physician Advance Consideration. The Company may receive future proceeds comprised of proceeds from sale of shares of the Buyer if the Buyer completes an initial public offering by May 1, 2025.

During the year ended December 31, 2024, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $3,605,000 and made repayments on existing and new notes payable to related parties and third parties totaling $1,109,261, and (ii) received $405,000 proceeds from the sale of its common stock.

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

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 – DISCONTINUED OPERATIONS

Description of Transaction

During the fourth quarter of 2022, the Board approved a plan to sell the Company’s ACO/MSO Division, which assists physician practices in providing coordinated and more efficient care to patients via the MSSP as administered by the Center for Medicare and Medicaid Services (the “CMS”), which rewards providers for efficiency in patient care. On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (received January 18, 2023) (the “Upfront Cash Consideration”); (2) the Buyer shall reimburse the Company for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”)($31,381 paid in March 2023); (3) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to the Buyer by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022 (the “2022 MSSP Consideration”), of which the Company realized gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in October 2023; (5) $500,000 of the Incremental Cash Consideration allocated to AHP’s participating physicians at closing to be reimbursed to the Company by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”); and (6) in the event that Buyer completes a planned initial public offering (“IPO”) by a prescribed date (initially February 1, 2025, since extend to May 1, 2025) shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

In the event Buyer goes public through means other than an IPO, the parties agreed to modify the terms of the IPO Share Consideration to implement such alternate structure. In the event Buyer does not go public by IPO or other means by May 1, 2025, the Company receives no IPO Share Consideration, and the Transaction consideration is capped at the cash consideration of up to $3,000,000 plus the MSSP Consideration.

Pursuant to the terms of the Merger Agreement, formal transfer of the equity ownership of AHP from the Company to the Buyer will occur at the earlier of (i) Buyer’s IPO, (ii) Buyer going public by other means, or (iii) if Buyer does not go public, on May 1, 2025. Until that time, the Company has the right, but not the obligation, to reacquire AHP for a price equal to any consideration already paid by the Buyer for AHP, plus all expenses incurred by Buyer in operating AHP after January 16, 2023.

Concurrent with the AHP Merger Agreement, AHP and the Buyer also entered into a Management Services Agreement (the “MSA”), pursuant to which the Buyer assumed full control of managing AHP’s business operations and paying AHP’s operating expenses after January 16, 2023. The term of the MSA is from January 17, 2023 to May 1, 2025 (extended from the initial date of August 1, 2024), which is the extended date by which equity ownership of AHP can transfer from the Company to the Buyer. The Buyer agreed in the Merger Agreement to reimburse the Company for reasonable expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023, which we refer to as the Stub Period Reimbursement, during which time the Company had operational and financial control of AHP and CHM. Concurrent with the AHP Merger Agreement and the MSA, and as a result of the Buyer assuming control and responsibility of AHP’s operations, the Company discontinued its operations of CHM.

Discontinued Operations

The Company has classified the results of the ACO/MSO Division as discontinued operations in the accompanying consolidated statement of operations for all periods presented. No assets or liabilities were available to be classified as held for sale as of December 31, 2024 or 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The financial results of the ACO/MSO Division are presented as income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statement of operations. The following table presents financial results of the ACO/MSO Division for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
Revenue:
Consulting revenue	$	---	$23,646
Total revenue		---	23,646

Operating Expenses and Costs:
Medicare shared savings expenses		---	95,967

Loss from operations of discontinued operations before income taxes		---	(72,321)
Provision for income taxes		---	---

Loss from discontinued operations, net of income taxes	$	---	$(72,321)

Net cash used in operations of the ACO/MSO Division was $-0- and $124,846 in the years ended December 31, 2024 and 2023, respectively. There were no cash flows from investing or financing activities of the ACO/MSO Division in the years ended December 31, 2024 and 2023.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

After recording the fair value of consideration and derecognition of assets and liabilities, and an estimated liability related to the Indemnification Clause, the Company recorded a gain from disposal of discontinued operations in the amount of $2,674,069 in the year ended December 31, 2023 as follows:

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

Receipt and Extension of Contingent Sale Consideration Receivable

The Company has received the following consideration from the AHP Merger Agreement through December 31, 2024: (i) $750,000 upon signing of the AHP Merger Agreement in January 2023, (ii) the $31,381 Stub Period Reimbursement in March 2023, (iii) $1,750,000 ($1,540,000 net after commissions) Incremental Cash Consideration during June, July and August 2023 for meeting 100% of the participating physician transfer milestones outlined in the AHP Merger Agreement, (iv) $1,873,993 ($1,186,231 net after commissions and other expenses) in October 2023 related to AHP’s Plan Year 2022 MSSP shared savings, and (v) $500,000 gross ($325,000 net) from the receipt of Physician Advance Consideration in November 2024.

The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. Gain from realization of contingent sale consideration receivable was $125,355 and $1,090,857 during the years ended December 31, 2024 and 2023, respectively. Gains in 2023 relate to excess value realized over the carrying value of the Incremental Cash Consideration and the 2022 MSSP Consideration. Gains in 2024 relate to excess value realized over the carrying value of the Physician Advance Consideration.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The carrying value of the remaining unresolved components of contingent consideration receivable as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024		2023

Physician Advance Consideration	$	---	$199,645
IPO Share Consideration		1,463,518	1,463,518
Total contingent consideration receivable		1,463,518	1,663,163

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Insurance prepayments	$5,916	$11,209
Other expense prepayments	19,838	38,391
Lease deposits	55,047	50,547
Contract assets	20,058	5,110
Total prepaid expenses and other	100,859	105,257
Less: long term portion	(44,140)	(50,047)
Prepaid expenses and other, current portion	$56,719	$55,210

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Medical equipment	$496,452	$493,854
Furniture, office equipment and leasehold improvements	314,963	317,963

Total property and equipment	811,415	811,817
Less: accumulated depreciation	(634,839)	(521,062)

Property and equipment, net	$176,576	$290,755

Depreciation expense was $115,102 and $123,868 during the years ended December 31, 2024 and 2023, respectively. The Company recognized a loss on disposal of equipment of $1,675 and $-0- during the years ended December 31, 2024 and 2023, respectively, related to office equipment no longer in use.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 7 – INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024		2023

NCFM: Medical database	$	---	$1,101,538
NCFM: Website		---	41,000

Total intangible assets		---	1,142,538
Less: accumulated amortization		---	(258,690)

Intangible assets, net	$	---	$883,848

Intangible assets arose from the acquisition of NCFM in April 2019. The NCFM Medical Database was being prospectively amortized starting January 1, 2023 over an estimated five-year useful life. The NCFM website began being amortized over a five-year life from the acquisition date. Amortization expense related to intangible assets in the years ended December 31, 2024 and 2023 was $167,848 and $228,159, respectively.

As a result of the full impairment of the NCFM medical database during the year ended December 31, 2024 as described below, there is no expected future amortization expense of intangible assets.

Impairment of NCFM Medical Database – 2024

During the third quarter of 2024, the Company determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to the third quarter of 2023 and a 35% decline compared to the preceding second quarter of 2024, (ii) substantial operating losses and negative cash flows generated from the practice during the third quarter of 2024 for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. The Company does not believe that the levels of revenue and profitability achieved since acquisition of NCFM in 2019 are reasonably likely to return to the extent that projected cash flows from the practice can substantiate the carrying value of the NCFM Medical Database.

An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. The Company determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the year ended December 31, 2024.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 8 – LEASES

The Company has separate operating leases, and related amendments thereto, for office space related to its CCN (formerly used for NWC through October 2024), NCFM, and BTG practices, its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2025, November 2026, and January 2027, respectively. As of December 31, 2024, the Company’s weighted-average remaining lease term relating to its operating leases was 1.6 years, with a weighted-average discount rate of 34.54%.

Effective in April 2024, the Company renewed its lease for its BTG facility for a period of one year, until March 31, 2025. In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $28,044. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 51.87%.

In July 2024, the Company terminated without penalty its lease for its AEU facility, which was set to expire in March 2026, and relocated its AEU practice to the NWC facility. In connection with the lease termination, the Company wrote off the ROU lease asset in the amount of $36,319 and lease liability in the amount of $37,469, and recognized a gain on termination of lease in the amount of $1,148.

Effective in October 2024, the rentable space at the Company’s corporate headquarters was reduced from 7,650 to 4,133 square feet with a corresponding reduction in rent. In connection with the lease modification, the Company remeasured the ROU lease asset and lease liability, resulting in a reduction of $257,227 of each of the ROU lease asset and lease liability in the year ended December 31, 2024. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 52.05%.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Lease assets	$361,109	$935,812

Lease liabilities
Lease liabilities (short term)	$208,549	$326,033
Lease liabilities (long term)	153,592	613,386
Total lease liabilities	$362,141	$939,419

Lease expense was $477,063 and $468,901 during the years ended December 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities were as follows as of December 31, 2024:

2025	$312,605
2026	200,969
2027	990
Total lease payments	514,564
Less interest	(152,423)
Present value of lease liabilities	$362,141

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Trade accounts payable	$468,803	$251,479
Accrued payroll liabilities	17,827	110,103
Accrued operating expenses	90,462	91,238
Accrued interest	161,171	57,074
Accrued commissions payable from 2022 MSSP Consideration	25,000	100,000
Contingent acquisition consideration payable	---	2,189
Product return allowance	2,049	2,095
	$765,312	$614,178

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Patient services paid but not provided - NCFM	$86,201	$95,334
Patient services paid but not provided - BTG	111,877	100,857
Patient services paid but not provided - NWC	---	75,438
Patient services paid but not provided - CCN	32,743	---
Unshipped products - MOD	1,724	145
	$232,545	$271,774

Contract liabilities relate to (i) NCFM annual access contracts, including Medical Membership, Concierge Service and Optimal Health 365 Access Plan contracts pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, (ii) BTG contracts pursuant to which patients prepay for access to a fixed number of visits used at the patients’ discretion, (iii) CCN annual and semi-annual concierge fees, (iv) NWC annual administration fees, and (v) MOD sold but unshipped products.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2024 and 2023 were comprised of the following:

	December 31,
	2024		2023

Note Payable to Dr. Michael Dent, March 2023	$	---	$12,601
Note Payable to Dr. Michael Dent, June 2023		---	26,875
Note Payable to Dr. Michael Dent, December 2023		---	166,500
Convertible Note Payable I to Dr. Michael Dent, March 2024 **		393,317	---
Convertible Note Payable II to Dr. Michael Dent, March 2024 **		131,615	---
Convertible Note Payable III to Dr. Michael Dent, March 2024 **		146,093	---
Convertible Note Payable IV to Dr. Michael Dent, April 2024		150,000	---
Convertible Note Payable V to Dr. Michael Dent, April 2024		50,000	---
Convertible Note Payable VI to Dr. Michael Dent, June 2024		1,000,000	---
Convertible Note Payable VII to Dr. Michael Dent, September 2024		36,842	---
Convertible Note Payable VIII to Dr. Michael Dent, April 2025		10,526	---
Convertible Note Payable IX to Dr. Michael Dent, September 2024		73,684	---
Convertible Note Payable X to Dr. Michael Dent, September 2024		21,053	---
Convertible Note Payable X to Dr. Michael Dent, September 2024		105,263	---
Convertible Note Payable XI to Dr. Michael Dent, September 2024		126,316	---
Convertible Note Payable XII to Dr. Michael Dent, September 2024		105,263	---
Convertible Note Payable XIII to Dr. Michael Dent, September 2024		52,632	---
Convertible Note Payable XIV to Dr. Michael Dent, September 2024		157,895	---
Convertible Note Payable XV to Dr. Michael Dent, September 2024		210,526	---
Advances payable to Dr. Michael Dent, September 2024		40,000	---
Advances payable to Dr. Michael Dent, October 2024		270,000	---
Advances payable to Dr. Michael Dent, November 2024		110,000	---
Convertible Note Payable XVI to Dr. Michael Dent, December 2024		25,000	---
Convertible Note Payable XVII to Dr. Michael Dent, December 2024		70,000	---
Convertible Note Payable XVIII to Dr. Michael Dent, December 2024		120,000	---
Face value of notes payable to related party		3,406,025	205,976
Less: unamortized discounts		(494,104)	(34,834)
Notes payable to related party, total		2,911,921	171,142
Plus deferred compensation payable to Dr. Michael Dent		300,600	300,600
Total due to related party		$3,212,521	$471,742

**	- denotes note payable carried at fair value

Notes Payable to Related Parties

On November 8, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $150,000 (the “November MCA”). The Company was required to repay the November MCA at the rate of $3,750 per week until the balance of $195,000 was repaid, which was scheduled for November 2023. At inception, the Company recognized a note payable in the amount of $195,000 and a discount against the note payable of $45,000. The discount was being amortized over the life of the November MCA. The Company made payments totaling $-0- and $172,500 in the years ended December 31, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $38,836 in the years ended December 31, 2024 and 2023, respectively. The November MCA was repaid in full during the fourth quarter of 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On December 13, 2022, the Company entered into a Merchant Cash Advance Factoring Agreement with a trust controlled by Dr. Dent, pursuant to which the Company received an advance of $110,000 (the “December MCA”). The Company was required to repay the December MCA at the rate of $2,750 per week until the balance of $143,000 was repaid, which was scheduled for December 2023. In connection with the December MCA, the Company issued 3,142,857 three-year warrants to the holder with an exercise price of $0.035. The fair value of the warrants was $63,420. At inception, the Company recognized a note payable in the amount of $143,000 and a discount against the note payable of $68,281 for the allocated fair value of the original issue discounts and warrants. The discount was being amortized over the life of the December MCA. The Company made payments totaling $-0- and $137,500 in the years ended December 31, 2024 and 2023, respectively. Amortization of debt discount was $-0- and $65,655 in the years ended December 31, 2024 and 2023, respectively. The December MCA was repaid in full during the fourth quarter of 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

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

On January 13, 2023, the Company issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the January 2023 Dent Note, the Company issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. At inception, the Company recognized a note payable in the amount of $161,000 and a discount against the note payable of $42,553 for the allocated fair value of the original issue discount and warrants. The discount was to be amortized over the life of the January 2023 Dent Note. The January 2023 Dent Note was repaid in full during January 2023. Amortization of debt discount and interest expense prior to repayment were $1,373 and $397, respectively, in the year ended December 31, 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $41,181 in the year ended December 31, 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The Company made payments totaling $12,601 and $113,410 in the years ended December 31, 2024 and 2023, respectively. Amortization of debt discount was $2,504 and $23,507 in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, remaining payments were $0-0- and $12,601, respectively, and the net carrying value was $-0- and $10,097, respectively. The March 2023 Dent Note was repaid in January 2024.

On April 13, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bore a fixed interest charge of $15,000 (15% per annum) and had an original maturity date of May 12, 2023. At inception, the Company recorded a note payable in the amount of $115,000 and a discount against the note of $15,000, representing the difference between the total required repayments and the net proceeds received. On May 12, 2023, the Company issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date of the April 2023 Dent Note until September 30, 2023. The April 2023 Dent Note was repaid in full on June 29, 2023. Amortization of debt discount prior to repayment was $15,000 in the year ended December 31, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $31,621 in the year ended December 31, 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On April 27, 2023, the Company issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bore a fixed interest charge of $5,250 (15% per annum) and was scheduled to mature May 25, 2023. At inception, the Company recorded a note payable in the amount of $40,250 and a discount against the note of $5,250, representing the difference between the total required repayments and the net proceeds received. On June 2, 2023, the Company issued 261,194 five-year warrants with an exercise price of $0.067 to Mr. O’Leary in exchange for extending the maturity date of the April 2023 O’Leary Note until July 13, 2023. The April 2023 O’Leary Note was repaid in full on June 15, 2023. Amortization of debt discount prior to repayment was $5,250 in the year ended December 31, 2023. In connection with the extension and repayment, the Company recognized a loss on extinguishment of debt of $12,549 in the year ended December 31, 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On June 8, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note”). Net proceeds were $30,000. The June 2023 Dent Note bore a fixed interest charge of $4,500 (15% per annum) and had a maturity date of June 30, 2023. At inception, the Company recorded a note payable in the amount of $34,500 and a discount against the note of $4,500, representing the difference between the total required repayments and the net proceeds received. Amortization of the debt discount was $4,500 in the year ended December 31, 2023. The June 2023 Dent Note was repaid in full in June 2023. No loss on extinguishment of debt was recognized because the discount was fully amortized at the time of repayment. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. Amortization of the debt discount was $-0- and $1,875 in the years ended December 31, 2024 and 2023. The Company made payments totaling $26,875 and $-0- in the years ended December 31, 2024 and 2023, respectively. The June 2023 Dent Note II was repaid in full in January 2024. As of December 31, 2024 and 2023, the remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $26,875.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On August 17, 2023, the Company issued to a trust controlled by Dr. Dent a promissory note (the “August 2023 Dent Note”) with an initial stated principal amount equal to $330,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The August 2023 Dent Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. The Company received net proceeds of $308,500 after discounts and fees. In connection with the note, the Company issued 500,000 five-year warrants to the holder with an exercise price of $0.15. The fair value of the warrants was $25,311. At inception, the Company recorded a note payable in the amount of $343,200 and a discount against the note payable of $56,739 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $-0- and $30,261 in the years ended December 31, 2024 and 2023, respectively. The Company made payments totaling $-0- and $343,200 in the years ended December 31, 2024 and 2023, respectively. The August 2023 Dent Note was repaid in full in October 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $26,478 in the year ended December 31, 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On August 30, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $10,000 (the “August 2023 Dent Note II”). The August 2023 Dent Note II had no original issue discount and did not bear interest. Net proceeds to the Company were $10,000. The August 2023 Dent Note II was scheduled to mature on September 5, 2023. The Company repaid the August 2023 Dent Note II in full on August 31, 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On September 13, 2023, the Company issued to Dr. Michael Dent a promissory note with a face value of $93,500 (the “September 2023 Dent Note”). Net proceeds were $85,000. The September 2023 Dent Note bore a fixed interest charge of $8,500 (10% per annum) and had a maturity date of October 12, 2023. In connection with the note, the Company issued 850,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $31,714. At inception, the Company recorded a note payable in the amount of $93,500 and a discount against the note payable of $30,672 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $29,615 in the year ended December 31, 2023. The Company made payments totaling $-0- and $93,500 in the years ended December 31, 2024 and 2023, respectively. The September 2023 Dent Note was repaid in full in October 2023. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $1,058 in the year ended December 31, 2023. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent a promissory note with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bears a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matures on February 28, 2024. The Company received net proceeds of $150,000 after discounts and fees. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. The Company made no payments in the years ended December 31, 2024 or 2023. Amortization of the debt discount was $32,330 and $16,439 in the years ended December 31, 2024 and 2023, respectively. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below. No loss on extinguishment of debt was recognized in the nine months ended September 30, 2024 because the discount was fully amortized at the time of the refinancing. As of December 31, 2024 and 2023, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Net proceeds from the March 2024 Dent Note I were $350,000. At inception, the Company recorded a discount of $203,588, representing the allocated fair value of the beneficial conversion feature (“BCF”) and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note I. The discount was being amortized over the original life of the note. Amortization of debt discount was $203,588 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note I in the years ended December 31, 2024 or 2023. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 393,750 shares of the Company’s common stock at an exercise price of $0.081 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized a loss on extinguishment of debt of $65,936 and $-0- in the years ended December 31, 2024 and 2023, respectively. The March 2024 Dent Note I was recorded at its fair value of $405,006 following the extension. On December 31, 2024, in exchange for a ten-year warrant to purchase 618,750 shares of the Company’s common stock at an exercise price of $0.0226 per share, the maturity date on the March 2024 Dent Note I was extended until June 27, 2025, the maturity date on the April 2024 Dent Note I (as defined below) was extended until April 10, 2025, the maturity date on the April 2024 Dent Note II (as defined below) was extended until April 18, 2025, and the interest rate on each of the extended notes was increased from 12% to 15% (the “December Extension”). The fair value of the warrant was $8,653. Because the discounted cash flows from the March 2024 Dent Note I before and after the December Extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the December Extension, the Company recognized a loss on extinguishment of debt of $11,339 and $-0- in the years ended December 31, 2024 and 2023, respectively, related to the extension of the March 2024 Dent Note I. The March 2024 Dent Note I continues to be recorded at its fair value following the December Extension. The Company recognized a gain on change in fair value of debt in the amount of $17,522 and $-0- in the years ended December 31, 2024 and 2023, respectively, to revalue the note at its fair value at period end. As of December 31, 2024 and 2023, the fair value (which equals the carrying value) of the March 2024 Dent Note I was $393,317 and $-0-, respectively, and remaining principal payments were $350,000 and $-0-, respectively. The March 2024 Dent Note I will continue to be revalued at future period ends.

Net proceeds from the March 2024 Dent Note II were $150,000. At inception, the Company recorded a discount of $89,222, representing the allocated fair value of the BCF and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note II. The discount is being amortized over the life of the note. Amortization of debt discount was $89,222 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the years ended December 31, 2024 or 2023. On September 17, 2024, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized a gain on extinguishment of debt of $8,089 and $-0- in years ended December 31, 2024 and 2023. The March 2024 Dent Note II was recorded at its fair value of $150,788 following the extension. The Company recognized a gain on change in fair value of debt in the amount of $13,059 and $-0- in the years ended December 31, 2024 and 2023, respectively, to revalue the note at its fair value at period end. As of December 31, 2024 and 2023, the fair value (which equals the carrying value) of the March 2024 Dent Note II was $131,615 and $-0-, respectively, and remaining principal payments were $150,000 and $-0-, respectively. The March 2024 Dent Note II will continue to be revalued at future period ends.

The March 2024 Dent Note III refinanced the previously issued December 2023 Dent Note in the same principal amount of $166,500. Because the two notes were determined to be substantially different, the issuance of the March 2024 Dent Note III and repayment of the December 2023 Dent Note was treated as an extinguishment and reissuance. Accordingly, the Company recognized a loss on debt extinguishment of $96,660 and $-0- in the years ended December 31, 2024 and 2023, respectively, related to the original issuance of the March 2024 Dent Note III. On September 17, 2024, the maturity date on the March 2024 Dent Note III (as well as March 2024 Dent Note II) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized an additional loss on extinguishment of debt of $5,508 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company recognized gains on the change in fair value of debt in the amount of $53,528 and $-0- in the years ended December 31, 2024 and 2023, respectively, to revalue the note at its fair value at period end. As of December 31, 2024 and 2023, the fair value (which equals the carrying value) of the March 2024 Dent Note III was $146,093 and $-0-, respectively, and remaining principal payments were $166,500 and $-0-, respectively. The March 2024 Dent Note II will continue to be revalued at future period ends.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0577 per share. The Company received net proceeds of $150,000. At inception, the Company recorded a note payable in the amount of $150,000 with no related discounts. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note I was extended until April 10, 2025. Because the discounted cash flows from the note before and after the extension were determined to be not substantially different, the extension was treated as a modification. In connection with the modification, the Company recognized a discount of $7,279 against the April 2024 Dent Note I as of December 31, 2024. Amortization of debt discount was $-0- and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the April 2024 Dent Note I in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value of the April 2024 Dent Note I was $142,721 and $-0-, respectively, and remaining principal payments were $150,000 and $-0-, respectively.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note II was extended until April 18, 2025. Because the discounted cash flows from the note before and after the extension were determined to be not substantially different, the extension was treated as a modification. In connection with the modification, the Company recognized a discount of $2,836 against the April 2024 Dent Note II as of December 31, 2024. Amortization of debt discount was $-0- and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the April 2024 Dent Note II in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value of the April 2024 Dent Note II was $47,164 and $-0-, respectively, and remaining principal payments were $50,000 and $-0-, respectively.

On June 3, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0497 per share. The Company received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, the Company issued 10,000,000 ten-year warrants to the holder with an exercise price of $0.0497. The fair value of the warrants was $333,111. The fair value of the embedded conversion feature (“ECF”) was $392,905. At inception, the Company recorded a note payable in the amount of $1,000,000 and a discount against the note payable of $785,811 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $454,263 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value was $668,453 and $-0-, respectively, and remaining principal payments were $1,000,000 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On September 19, 2024, the Company issued to a trust controlled by Dr. Michael Dent ten separate senior secured convertible promissory note in the aggregate principal amount of $900,000, each with an interest rate of 12% per annum and maturity dates between January 1, 2025 and March 10, 2025 (the “September 2024 Notes”). Each of the September 2024 Dent Notes is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0486 per share and is secured by all of the Company’s assets. The Company received net proceeds of $855,000 after original issue discount. The details of the September 2024 Notes are as follows:

			Original
	Maturity	Note	Issue	Net
Note Date	Date	Principal	Discount	Proceeds
09/18/24	01/10/25	$36,842	$1,842	$35,000
09/18/24	01/16/25	10,526	526	10,000
09/18/24	01/16/25	73,684	3,684	70,000
09/18/24	01/19/25	21,053	1,053	20,000
09/18/24	01/30/25	105,263	5,263	100,000
09/18/24	02/14/25	126,316	6,316	120,000
09/18/24	02/20/25	105,263	5,263	100,000
09/18/24	02/28/25	52,632	2,632	50,000
09/18/24	03/04/25	157,895	7,895	150,000
09/18/24	03/10/25	210,526	10,526	200,000
Total		$900,000	$45,000	$855,000

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

The combined fair value of the ECFs on the September 2024 Notes was $244,979. At inception, the Company recorded notes payable in the amount of $900,000 and a discount against the September 2024 Notes of $486,288 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $333,847 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the September 2024 Note in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value of the September 2024 Notes was $747,558 and $-0-, respectively, and remaining principal payments were $900,000 and $-0-, respectively.

During September, October and November 2024, a trust controlled by Dr. Michael Dent advanced $550,000 to the Company in the form of interest-free undocumented advances (the “Undocumented Advances”). The Company repaid an aggregate of $130,000 of the Undocumented Advances during September and November 2024. As of December 31, 2024 and 2023, the net carrying value of the Undocumented Advances was $550,000 and $-0-, respectively, and remaining principal payments were $420,000 and $-0-, respectively.

On December 4, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $25,000, an interest rate of 12% per annum, and a maturity date of May 4, 2025 (the “December 2024 Dent Note I”). The December 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.033 per share. The Company received net proceeds of $25,000. At inception, the Company recorded a note payable in the amount of $25,000 with no related discounts. The Company made no payments in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value was $25,000 and $-0-, respectively, and remaining principal payments were $25,000 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On December 17, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $70,000, an interest rate of 12% per annum, and a maturity date of June 17, 2025 (the “December 2024 Dent Note II”). The December 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.026 per share. The Company received net proceeds of $70,000. At inception, the Company recorded a note payable in the amount of $70,000 with no related discounts. The Company made no payments in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value was $70,000 and $-0-, respectively, and remaining principal payments were $70,000 and $-0-, respectively.

On December 4, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $120,000, an interest rate of 12% per annum, and a maturity date of July 1, 2025 (the “December 2024 Dent Note III”). The December 2024 Dent Note III is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $120,000. At inception, the Company recorded a note payable in the amount of $120,000 with no related discounts. The Company made no payments in the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the net carrying value was $120,000 and $-0-, respectively, and remaining principal payments were $120,000 and $-0-, respectively.

Interest accrued on notes and convertible notes payable to related parties as of December 31, 2024 and 2023 was $121,456 and $7,456, respectively. Interest expense on notes and convertible notes payable to related parties was $140,468 and $21,331 in the years ended December 31, 2024 or 2023, respectively.

Deferred Compensation Payable to Dr. Michael Dent

There was no activity related to deferred compensation payable to Dr. Michael Dent and therefore, as of December 31, 2024 and 2023, the balance was $300,600 and $300,600, respectively.

Other Related Transactions

During the years ended December 31, 2024 and 2023, the Company paid Dr. Dent’s spouse $145,000 and $139,423, respectively, in consulting fees pursuant to a consulting agreement.

The Company’s outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2024 and 2023, we had 1,632,652 and 408,164 shares, respectively, issuable to our directors under such compensation arrangements.

NOTE 12 – NOTES PAYABLE

Notes payable as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable III, August 2023	---	97,279
Yorkville Note Payable III, November 2023	---	302,400
1800 Diagonal Note Payable III, December 2023	---	162,131
Yorkville Note Payable III, December 2023	---	189,000
1800 Diagonal Note Payable IV, April 2024	36,064	---
Leaf Capital Note Payable, August 2024	177,055	---
Face value of notes payable	663,119	1,200,810
Less: unamortized discounts	(27,414)	(166,487)
Notes payable, total	635,705	1,034,323
Less: long term portion	(508,610)	(450,000)
Notes payable, current portion	$127,095	$584,323

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Interest accrued on SBA loans as of December 31, 2024 and 2023 was $17,725 and $27,628, respectively. Interest expense (income) recognized on the loans was $16,413 and $7,533 in the years ended December 31, 2024 and 2023, respectively. Payments against interest were $26,316 and $21,530 in the years ended December 31, 2024 or 2023, respectively. As of December 31, 2024 and 2023, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Other Notes Payable

On July 19, 2022, pursuant to a Note Purchase Agreement between the Company and Yorkville, dated July 5, 2022, the Company issued to Yorkville a promissory note (the “Promissory Note”) with an initial stated principal amount equal to $550,000 at a purchase price equal to the principal amount of the Promissory Note less any original issue discounts and fees. The Promissory Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to mature on January 19, 2023. The Company received net proceeds of $522,500. Each payment included a 2% payment premium, totaling $561,000 in total cash repayments. At inception, the Company recorded a discount against the note of $38,500, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. On November 15, 2022, the Company and Yorkville entered into an Amended and Restated Note (the “Amended Note”) to, among other things, extend the original note’s maturity date of January 19, 2023 to March 15, 2023. Amortization expense related to the discount was $-0- and $4,748 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $168,300 in the years ended December 31, 2024 and 2023, respectively. Payments in the years ended December 31, 2023 included $18,765 applied from proceeds of sales of common stock under the SEPA. The Amended Note was repaid in March 2023. As of December 31, 2024 and 2023, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

On October 21, 2022, the Company issued a promissory note payable to an investor in the principal amount of $144,760 (the “October 2022 Note”). The October 2022 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The October 2022 Note did not bear interest in excess of the original issue discount and had a maturity date of October 31, 2023. The Company was required to make 10 monthly payments of $16,213 starting November 30, 2022 and ending August 31, 2023. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was amortized over the repayment period. Amortization expense related to the note discount was $-0- and $29,012 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $129,705 in the years ended December 31, 2024 and 2023, respectively. The October 2022 Note was repaid in August 2023. As of December 31, 2024 and 2023, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

On November 4, 2022, AEU borrowed a gross amount of $41,009 from a third-party lender, receiving net proceeds of $35,800 after fees and discounts (the “AEU Loan”). At inception of the note, the Company recognized a discount of $5,209. During the years ended December 31, 2024 and 2023, amortization expense related to the note discount was $-0- and $3,998, respectively, and the Company made payments of $-0- and $31,394, respectively, against the outstanding balance. The AEU Loan was repaid in June 2023. As of December 31, 2024 and 2023, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 12 – NOTES PAYABLE (CONTINUED)

On March 10, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $116,760 and prepaid interest of $14,011 for total repayments of $130,771 (the “March 2023 Note”). The March 2023 Note had an original issue discount of $12,510 and fees of $4,250, resulting in net proceeds to the Company of $100,000. The March 2023 Note did not bear interest in excess of the original issue discount and matured on March 10, 2024. The Company was required to make 10 monthly payments of $13,077 starting April 30, 2023. At inception, the Company recorded a discount against the note of $30,771, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $25,993 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $130,771 in the years ended December 31, 2024 and 2023, respectively. The final installment payment was made in December 2023. In connection with the early repayment, the company recognized a loss on extinguishment of debt of $4,778 in the year ended December 31, 2023. As of December 31, 2024 and 2023, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

On May 10, 2023, the Company issued to Yorkville a note payable (the “May 2023 Note”) with an initial principal amount equal to $330,000 at a purchase price equal to the principal amount of the May 2023 Note less any original issue discounts and fees. The Company received net proceeds of $308,500. The May 2023 Note was scheduled to mature on July 31, 2023. The May 2023 Note accrued interest at a rate of 0% but was issued with 5% original issue discount. The May 2023 Note was scheduled to be repaid in four equal semi-monthly installments beginning on June 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. At inception, the Company recorded a discount against the note of $34,700, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $34,700 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $-0- and $343,200 in the years ended December 31, 2024 and 2023, respectively. The May 2023 Note was repaid in July 2023. As of December 31, 2024 and 2023, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note did not bear interest in excess of the original issue discount and was scheduled to mature on June 30, 2024. The Company was required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $13,098 and $16,401 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $97,279 and $64,852 and $-0- in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, remaining payments were $-0- and $97,279, respectively, and the net carrying value was $-0- and $76,549, respectively. The final installment payment was made in April 2024. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $7,631 in the year ended December 31, 2024. As of December 31, 2024 and 2023, the net carrying value was $-0- and $76,549 respectively, and remaining principal payments were $-0- and $97,279, respectively.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note was scheduled to mature on September 3, 2024. The November 2023 Note accrued interest at a rate of 0% but was issued with an 8% original issue discount and was scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $49,400 and $11,600 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $302,400 and $75,600 in the years ended December 31, 2024 and 2023, respectively. The final installment payment on the November 2023 Note was made in September 2024. As of December 31, 2024 and 2023, the net carrying value was $-0- and $253,000, respectively, and remaining principal payments were $-0- and $302,400, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 12 – NOTES PAYABLE (CONTINUED)

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I does not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company is required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The December 2023 Note I gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $34,840 and $2,291 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $162,131 and $-0- in the years ended December 31, 2024 and 2023, respectively. The final installment on the December 2023 Note I was made in October 2024. As of December 31, 2024 and 2023, the net carrying value was $-0- and $127,291, respectively, and remaining principal payments were $-0- and $162,131, respectively.

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II was scheduled to mature on September 3, 2024. The December 2023 Note II accrued interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II was convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received. The discount was being amortized over the repayment period. Amortization expense related to the note discount was $61,517 and $4,483 in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $189,000 and $-0- in the years ended December 31, 2024 and 2023, respectively. The final installment payment on the December 2023 Note II was made in September 2024. As of December 31, 2024 and 2023, the net carrying value was $-0- and $127,483, respectively, and remaining principal payments were $-0- and $189,000, respectively.

On April 22, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $36,548 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $144,256 and $-0- in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the net carrying value was $27,292 and $-0-, respectively, and remaining principal payments were $36,064 and $-0-, respectively.

On July 30, 2024, the Company’s wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649 (the “July 2024 Note”). The Company received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The July 2024 Note does not bear interest in excess of the original issue discount. The Company is required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The July 2024 Note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent. At inception, the Company recorded a discount against the note of $23,649, representing the difference between the total required repayments and the net proceeds received. The discount is being amortized over the repayment period. Amortization expense related to the note discount was $5,007 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made payments against the outstanding balance of $46,594 and $-0- in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the net carrying value was $158,413 and $-0-, respectively, and remaining principal payments were $177,056 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 12 – NOTES PAYABLE (CONTINUED)

Interest accrued on notes and convertible notes payable to third parties as of December 31, 2024 and 2023 was $21,990 and $49,618, respectively. Interest expense on notes and convertible notes payable to third parties was $-0- and $-0- in the years ended December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2023, the Company sold 225,000 shares of its common stock, receiving $18,765 in proceeds, all of which was applied to the balance of the July 2022 Note that was retired in first quarter 2023. No Advances were made during the year ended December 31, 2024.

Private Placements

During the year ended December 31, 2024, the Company sold 5,977,193 shares of common stock to four investors in separate private placement transactions. The Company received $405,000 in proceeds from the sales. In connection with the sales, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share and 438,596 five-year warrants to purchase shares of common stock at an exercise price of $0.16 per share. The Company is also obligated to issue 547,828 shares with a value of $35,134 as a stock issuance fee related to the private placement sales.

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

Shares issued to Consultants

During the year ended December 31, 2024, the Company issued to a consultant a ten-year stock option to purchase 2,504,974 shares of common stock at an exercise price equal of $0.0569 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024.

During the year ended December 31, 2023, the Company issued 200,000 common shares to consultants for services rendered. In connection with the issuances, the Company recognized expenses totaling $15,400 in the year ended December 31, 2023.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock Issuable

As of December 31, 2024 and 2023, the Company was obligated to issue the following shares:

	December 31, 2024		December 31, 2023
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$81,632	1,430,536	$261,682	2,356,188
Shares issuable to independent directors	80,000	1,632,652	20,000	408,164
	$161,632	3,063,188	$281,682	2,764,352

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2024 and 2023 are summarized as follows:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	77,414,648	$0.20	68,109,094	$0.22
Granted during the period	30,226,417	$0.06	18,487,860	$0.10
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(6,152,244)	$(0.21)	(9,182,306)	$(0.14)
Outstanding at end of the period	101,488,821	$0.16	77,414,648	$0.20

Exercisable at end of the period	101,488,821	$0.16	77,414,648	$0.20

Weighted average remaining life	3.6 years		2.2 years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2024:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	50,596,110	5.6	$0.06	50,596,110	$0.06
$0.10 to 0.24	22,452,322	2.6	$0.16	22,452,322	$0.16
$0.25 to 0.49	25,480,465	0.8	$0.31	25,480,465	$0.31
$0.50 to 1.05	2,959,924	1.5	$0.68	2,959,924	$0.68
$0.05 to 1.00	101,488,821	3.6	$0.16	101,488,821	$0.16

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During the years ended December 31, 2024 and 2023, the Company issued 30,226,417 and 18,487,860 warrants, respectively, the aggregate grant date fair value of which was $1,046,188 and $794,220, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.65% to 4.69%	3.45% to 5.43%
Expected life range (in years)	5.00 years to 10.00 years	0.28 years to 5.00 years
Volatility range	139.73% to 173.25%	126.30% to 165.20%
Dividend yield	0.00%	0.00%
Expected forfeiture	33.00%	20.00%

There were no warrants exercised during the years ended December 31, 2024 or 2023.

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

Amounts recognized in the financial statements with respect to the EIPs in the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024		2023
Total cost of share-based payment plans during the period		$153,186		$228,978
Amounts capitalized in deferred equity compensation during period	$	---	$	---
Amounts written off from deferred equity compensation during period		$57,147		$64,647
Amounts charged against income for amounts previously capitalized	$	---		$10,353
Amounts charged against income, before income tax benefit		$210,333		$303,979
Amount of related income tax benefit recognized in income	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the years ended December 31, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (Yrs.)	Value
Outstanding at January 1, 2023	5,222,982	$0.17	7.2	$10,200
Granted during the period	493,756	$0.07
Exercised during the period	---	$ ---
Forfeited during the period	(623,000)	$(0.18)

Outstanding at December 31, 2023	5,093,738	$0.17	6.3	$2,400
Granted during the period	4,804,974	$0.06
Exercised during the period	---	$ ---
Forfeited during the period	(3,741,290)	$(0.17)

Outstanding at December 31, 2024	6,157,422	$0.07	3.2	$ ---

Exercisable at December 31, 2024	4,807,422	$0.07	7.8	$ ---

As of December 31, 2024, there was $34,294 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $0.04 and $0.05 per share, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $153,542 and $89,270, respectively. No options were exercised during the years ended December 31, 2024 or 2023. Stock based compensation expense related to stock options was $77,860 and $94,598 in the years ended December 31, 2024 and 2023, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the years ended December 31, 2024 and 2023 was calculated using the following range of assumptions:

	2024	2023
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.20% to 4.23%	3.48%% to 3.89%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	173.09% to 173.25%	145.03% to 168.24%
Dividend yield	0.00%	0.00%
Expected forfeiture	30.00%	20.00% to 30.00%

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the years ended December 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	1,073,084	$0.06	2,260,417	$0.08
Granted	4,804,974	$0.04	493,756	$0.05
Vested	(3,732,224)	$(0.04)	(1,264,589)	$(0.07)
Forfeited	(795,834)	$(0.06)	(416,500)	$(0.11)
Nonvested options at end of period	1,350,000	$0.05	1,073,084	$0.06

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the years ended December 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	1,484,488	$0.05	1,651,435	$0.05
Granted	---	$ ---	1,793,596	$0.05
Vested	(1,229,488)	$(0.05)	(1,945,543)	$(0.05)
Forfeited	(255,000)	$(0.06)	(15,000)	$(0.26)
Nonvested grants at end of period	---	$ ---	1,484,488	$0.05

As of December 31, 2024, there was $-0- of total unrecognized compensation cost related to stock grants made under the EIPs. The weighted-average grant-date fair value of share grants made during the years ended December 31, 2024 and 2023 was $0.00 and $0.05 per share, respectively. The aggregate fair value of share grants that vested during the years ended December 31, 2024 and 2023 was $60,588 and $97,556, respectively. Stock based compensation expense related to stock grants was $3,788 and $93,972 in the years ended December 31, 2024 and 2023, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

Liability-Classified Equity Instruments

During 2021, the Company made certain stock grants from the 2021 EIP that vest over a four-year period and that are settleable for a fixed dollar amount rather than a fixed number of shares. During 2022, the Company made an additional grant of stock options from the 2021 EIP with a fixed fair value that may be earned based on achievement of performance targets on a quarterly basis through June 2025. The Company recognized an asset captioned “Deferred equity compensation” and an offsetting liability captioned as a “Liability-classified equity instrument” related to such instruments. Amortization of deferred stock compensation assets in the years ended December 31, 2024 and 2023 was $-0- and $10,353, respectively. The Company also de-recognized Deferred equity compensation and Liability-classified equity instrument in the amount of $-0- and $64,647 in the years ended December 31, 2024 and 2023, respectively, based on failure to achieve targets and termination of future rights under such grants. No further equity-related assets or liabilities remained as of December 31, 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 96% and 94% of its product sales made through MOD in the years ended December 31, 2024 and 2023, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Leases

Maturities of operating lease liabilities were as follows as of December 31, 2024:

2025	$312,605
2026	200,969
2027	990
Total lease payments	514,564
Less interest	(152,423)
Present value of lease liabilities	$362,141

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 15 – INCOME TAXES (CONTINUED)

The components of earnings before income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Loss before income taxes
Domestic	$(6,131,500)	$(1,012,200)
Foreign	---	---
Total loss before income taxes	$(6,131,500)	$(1,012,200)

Income tax provision (benefit) consists of the following for the years ended December 31, 2024 and 2023:

Year Ended December 31,
Income tax provision (benefit)	2024		2023
Current
Federal	$	---	$	---
State		---		---
Foreign		---		---
Total current		---		---
Deferred
Federal		---		---
State		---		---
Foreign		---		---
Total deferred		---		---

Total income tax provision (benefit)	$	---	$	---

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2024		2023
Rate Reconciliation
Expected tax at statutory rate		$(1,287,600)		$(212,600)
Permanent differences		187,900		97,700
State income tax, net of federal benefit		(184,600)		(19,500)
Current year change in valuation allowance		945,500		102,900
Prior year true-ups		338,800		31,500
Income tax provision (benefit)	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 15 – INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Year Ended December 31,
	2024		2023
Deferred Tax Assets (Liabilities) Detail
Net operating loss deferred tax asset		$10,185,600		$9,020,200
Gain from disposal of discontinued operations		(474,200)		(253,800)
Gain from change in fair value of derivative financial instruments		(199,300)		(199,300)
Gain from change in fair value of contingent acquisition consideration		(151,700)		(121,000)
Loss from change in fair value of debt		73,000		93,600
Right of use lease asset		(326,500)		(229,500)
Lease liability		327,600		230,400
Stock compensation		416,100		364,500
Deferred tax assets (liabilities)		9,850,600		8,905,100
Valuation allowance		(9,850,600)		(8,905,100)
Net deferred tax assets (liabilities)	$	---	$	---

As of December 31, 2024 and 2023, the Company had available for income tax purposes approximately $42.9 million and $36.8 million, respectively, in federal and state net operating loss carry forwards, which may be available to offset future taxable income, of which $3.2 million expire in 2035-37 and $39.7 million carry forward indefinitely. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2024. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on an accrual basis. The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2024 and 2023.

NOTE 16 – SEGMENT REPORTING

As of December 31, 2024, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) CCN, a primary care providing a comprehensive range of medical services, and (iv) AEU, a minimally and non-invasive cosmetic services. During 2024, we replaced our NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 16 – SEGMENT REPORTING (CONTINUED)

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

Segment information for the year ended December 31, 2024 was as follows:

	Year Ended December 31, 2024
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$2,872,177	$	---	$	---	$2,872,177
Subscription revenue		---		32,425		---	32,425
Product and other revenue		---		---		103,759	103,759
Total revenue		2,872,177		32,425		103,759	3,008,361

Operating Expenses
Practice salaries and benefits		1,995,127		---		---	1,995,127
Other practice operating expenses		1,556,759		---		---	1,556,759
Cost of product revenue		---		---		96,237	96,237
Selling, general and administrative expenses		---		2,974,130		64,806	3,038,936
Depreciation and amortization		277,866		5,084		---	282,950
Impairment loss		716,000		---		---	716,000
Total Operating Expenses		4,545,752		2,979,214		161,043	7,686,009

Loss from operations		$(1,673,575)		$(2,946,789)		$(57,284)	$(4,677,648)

Other Segment Information
Loss on extinguishment of debt	$	---		$178,986	$	---	$178,986
Change in fair value of debt	$	---		$(84,109)	$	---	$(84,109)
Amortization of original issue discounts on notes payable		$5,007		$1,311,158	$	---	$1,316,165
Gain from realization of contingent sale consideration receivable	$	---		$(125,355)	$	---	$(125,355)
Interest expense		$11,506		$156,638	$	---	$168,144

Identifiable Assets
Identifiable assets as of December 31, 2024		$496,391		$1,719,020		$7,578	$2,222,989

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2023 was as follows:

	Year Ended December 31, 2023
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$5,484,278	$	---	$	---	$5,484,278
Subscription revenue		---		58,901		---	58,901
Product and other revenue		---		---		179,200	179,200
Total revenue		5,484,278		58,901		179,200	5,722,379

Operating Expenses
Practice salaries and benefits		3,231,117		---		---	3,231,117
Other practice operating expenses		2,205,085		---		---	2,205,085
Cost of product revenue		---		---		142,501	142,501
Selling, general and administrative expenses		---		3,520,811		102,591	3,623,402
Depreciation and amortization		346,375		5,652		---	352,027
Impairment loss		319,958		---		---	319,958
Total Operating Expenses		6,102,535		3,526,463		245,092	9,874,090

Loss from operations		$(618,257)		$(3,467,562)		$(65,892)	$(4,151,711)

Other Segment Information
Loss on extinguishment of debt	$	---		$145,212	$	---	$145,212
Gain from expiration of liability classified equity instruments	$	---		$(92,641)	$	---	$(92,641)
Amortization of original issue discounts on notes payable		$423,820		$3,988	$	---	$427,808
Gain from realization of contingent sale consideration receivable		$(1,090,857)	$	---	$	---	$(1,090,857)
Interest expense and other		$22,178		$50,540	$	---	$72,718

Identifiable Assets
Identifiable assets as of December 31, 2023		$1,812,609		$2,457,849		$9,682	$4,280,140

The Digital Healthcare made intercompany sales of $1,116 and $790 in the years ended December 31, 2024 and 2023, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $238 and $19,547 in the years ended December 31, 2024 and 2023, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation. The revenues, significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s chief operating decision maker (“CODM”), which is the Company’s CEO, Dr. Michael Dent.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2024 and 2023:

	As of December 31, 2024						As of December 31, 2023
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$1,463,518	$1,463,518	$	---	$	---	$1,663,163	$1,663,163
Liabilities:
Contingent acquisition consideration payable		---		---	---	---		---		---	2,189	2,189
Convertible notes payable to related party		---		---	671,025	671,025		---		---	---	---
	$	---	$	---	$671,025	$671,025	$	---	$	---	$2,189	$2,189

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023

Change in fair value of debt	$84,109	$	---
Change in fair value of contingent acquisition consideration payable	$2,189	$	---
Total gains	$86,298	$	---

NOTE 18 – SUBSEQUENT EVENTS

On January 16, 2025, the Company issued a promissory note payable (the “January 2025 Note I”) to an investor with a stated principal amount of $150,650 and prepaid interest of $18,078 for total repayments of $168,278. The Company received net proceeds of $125,000 after original issue discount of $19,650 and fees of $6,000. The January 2025 Note I does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2025. The Company is required to make 10 monthly payments of $16,873 starting February 15, 2025 and ending on November 15, 2025. The January 2025 Note I gives the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default.

On January 24, 2025, the Company issued a promissory note payable (the “January 2025 Note II”) to an investor with a stated principal amount of $98,900 and prepaid interest of $13,846 for total repayments of $112,746. The Company received net proceeds of $80,000 after original issue discount of $12,900 and fees of $6,000. The January 2025 Note II does not bear interest in excess of the original issue discount and prepaid interest and matures on November 30, 2025. The Company is required to make a payment of $56,373 on July 30, 2025 and monthly installments of $14,093 thereafter ending on November 30, 2025. The January 2025 Note II gives the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default.

On February 14, 2025, the Company issued a promissory note payable (the “February 2025 Note”) to an investor with a stated principal amount of $121,900 and prepaid interest of $13,846 for total repayments of $14,628. The Company received net proceeds of $100,000 after original issue discount of $15,900 and fees of $6,000. The February 2025 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on December 15, 2025. The Company is required to make 10 monthly payments of $13,653 starting March 15, 2025 and ending on December 15, 2025. The February 2025 Note gives the holder a conversion right at a 25% discount to the market price of the Company’s common stock only in the event of default.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 18 – SUBSEQUENT EVENTS (CONTINUED)

On February 24, 2025, holders of the majority of the voting power of the Company’s common stock and our Board of Directors approved an amendment to the Company’s articles of incorporation to effect a reverse stock split of the Company’s common stock by a ratio of 100-for-1 not later than ninety (90) days after the amendment is filed with the Secretary of State of the State of Nevada, with the Company’s Board of Directors having the discretion as to the exact date of any reverse stock split to be set. The corporate actions will become effective no earlier than forty (40) days after the date notice of the internet availability of such Information Statement materials is first sent to stockholders, which was on or approximately March 19, 2025.

On March 4, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of September 4, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.049 per share. The Company received net proceeds of $50,000.

On March 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $60,000, an interest rate of 12% per annum, and a maturity date of September 12, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.03 per share. The Company received net proceeds of $60,000.

On March 20, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $420,000, an interest rate of 12% per annum, and a maturity date of September 20, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0375 per share. The note was issued in exchange for the Undocumented Advances totaling $420,000 made by the trust between September and November 2024.

On March 20, 2025, the maturity dates on twelve notes payable to a trust controlled by Dr. Michael Dent with aggregate principal totaling $1,216,500 were extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share. The interest rate on the extended notes was also increased from 12% to 15% after March 20, 2025.

On March 27, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of September 27, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.031 per share. The Company received net proceeds of $65,000.

The Company has evaluated subsequent events through March 31, 2025, which is the date the financial statements were available to be issued. Except as disclosed above, no other events have occurred that would require adjustment to or disclosure in these financial statements.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

Except for the matters discussed above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions with the Company
Michael Dent, MD	60	Chief Executive Officer and Chairman of the Board of Directors
Jeremy Daniel	48	Chief Financial Officer
William Crupi	36	Chief Operating Officer
George O’Leary	62	Director
Robert Gasparini	70	Director
Heather Monahan	50	Director
Daniel Hall	52	Director
Dr. Paul Hobaica	60	Director

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

Jeremy Daniel, Chief Financial Officer. Mr. Daniel was appointed as our Chief Financial Officer effective January 15, 2025. Mr. Daniel has served as Chief Financial Officer for Innoveren Scientific, a publicly traded biotech firm, since 2019. Before his time at Innoveren, Mr. Daniel held the positions of Chief Financial Officer at Regenerative Medicine Solutions (2013-19) and at Sleep Apnea Treatment Centers of America, and Controller for Omnicare (2012-14). Mr. Daniel holds a Master of Business Administration in Business Administration from Xavier University and a Bachelor of Business Administration and Accounting from The University of Cincinnati. Mr. Daniel is also a Certified Public Accountant.

William Crupi, Chief Operating Officer. Mr. Crupi was appointed as our Chief Operating Officer effective June 25, 2024. Mr. Crupi had served as the Company’s Operations Manager since April 2023. Mr. Crupi previously served as Area Manager for Quigley Eye Specialists and Business Manager at Eye Site of Tampa Bay, both where he managed daily operations of multiple medical facilities, and as an Executive Recruiter at Morisey-Dart Group, where he partnered with clients in identifying qualified candidates for difficult executive roles in the medical device, manufacturing, and engineering fields

George G. O’Leary, Director. Mr. O’Leary served as our Chief Financial Officer from August 6, 2014 until April 4, 2024. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. He is a financially trained senior executive specializing in innovative strategic problem solving across functional and industry boundaries. Mr. O’Leary is Vice Chairman of Referrizer, LLC, a private marketing automation company, since January 2016. Mr. O’Leary was the Vice-Chairman of the board of directors of Timios Holdings Corp. from March 2014 through January 2021 and on the board of directors of MedOfficeDirect since October 2013. From June 2009 to May 2013 Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. Mr. O’Leary started SKS with the mission to help companies focus on high growth initiatives and execution of their core business while shedding non-core business assets. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our Board of Directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

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

Board Independence

The Board determined that Mr. Gasparini, Ms. Monahan and Dr. Hobaica would be considered independent directors of the Company. Although we are not listed on the Nasdaq, we consider these directors independent as defined by NASDAQ Rule 5605(a)(2).

Meetings

During 2024, our Board held a total of four meetings. Each incumbent director attended at least 75% of the aggregate of (1) the total number of meetings of our Board during the period in which he or she was a director, and (2) 75% of the total number of meetings of all committees on which he or she served during the period in which he or she was a director.

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

Based on the reviews and discussions referred to above, the audit committee recommended that the audited consolidated financial statements for the Company for the fiscal year ended December 31, 2024 be included in this Annual Report on Form 10-K for filing with the SEC.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2024, we believe that six Forms 4 for Dr. Michael Dent (five related to shares underlying convertible notes and one related to a warrant issuance) and a Form 3 for David Rosal were not timely filed.

Code of Ethics

We have not adopted a code of ethics because our Board believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our Board intends to adopt a code of ethics when circumstances warrant.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2024 and 2023:

						All Other
				Stock	Option	Compen-
		Salary	Bonus	Awards (1)	Awards (2)	sation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2024	35,000	---	---	79,660	---	114,660
(Chief Executive Officer)	2023	33,654	---	1,800	1,390	---	36,844

George O’Leary (3)	2024	77,327	---	---	---	---	77,327
(Chief Financial Officer)	2023	249,008	13,000	6,800	348	---	269,156

David Rosal (4)	2024	92,308	---	---	---	---	92,308
(Chief Financial Officer)	2023	---	---	---	---	---	---

William Crupi (5)	2024	98,808	---	---	16,918	---	115,726
(Chief Operating Officer)	2023	45,769	---	---	3,476	---	49,245

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Dr. Dent include 50,000 shares granted in 2023 pursuant to a bonus grant. Stock awards for Mr. O’Leary in 2023 include 100,000 vested shares granted in connection with Mr. O’Leary’s 2022 employment agreement and 50,000 shares pursuant to a bonus grant.

(2)	Reflects the grant date fair values of stock options. Option awards for Dr. Dent in 2024 include a 10-year option to purchase 2,000,000 shares of Company common stock at an exercise price of $0.0569 pursuant to a bonus grant that vested 900,000 shares upon grant, 700,000 between July 31, 2024 and March 29, 2026, and 400,000 that vest based on fiscal year 2024 and 2025 Company performance. Option awards for Dr. Dent in 2023 include a 10-year option to purchase 28,986 shares of Company common stock at an exercise price of $0.069 that vested 100% upon grant pursuant to a bonus grant. Option awards for Mr. O’Leary in 2023 include a 10-year option to purchase 7,246 shares of Company common stock at an exercise price of $0.069 that vested 100% upon grant pursuant to a bonus grant. Option awards for Mr. Crupi in 2024 include a 10-year option to purchase 300,000 shares of Company common stock at an exercise price of $0.081 that vest one-third each on June 25, 2025, 2026 and 2027. Option awards for Mr. Crupi in 2023 include a 10-year option to purchase 72,464 shares of Company common stock at an exercise price of $0.069 that vested 0.069 that vested 100% upon grant pursuant to a bonus grant.

(3)	Mr. O’Leary resigned as Chief Financial Officer of the Company effective April 4, 2024. He remains a member of the Board of Directors.

(4)	Mr. Rosal was appointed as Chief Financial Officer of the Company effective March 11, 2024. He resigned from the position effective January 15, 2025. Mr. Rosal was replaced by Jeremy Daniel.

(5)	Mr. Crupi was appointed as Chief Operating Officer of the Company effective June 25, 2024. Prior to June 25, 2024, Mr. Crupi was employed by the Company in a non-executive role since April 23, 2023.

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

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options; shares of stock that have not vested; and equity incentive plan awards outstanding as of December 31, 2024 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	750,000	---	---	$0.0800	7/1/2026
(Chief Executive Officer)	28,986	---	---	$0.0690	12/21/2033
	1,050,000	950,000	950,000	$0.0569	3/28/2034

George O’Leary	---	---	---	---	---
(Chief Financial Officer)

David Rosal	---	---	---	---	---
(Chief Financial Officer)

William Crupi	72,464	---	---	$0.0690	12/21/2033
(Chief Operating Officer)	---	300,000	300,000	$0.0810	5/30/2032

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

Director Compensation

The following table sets forth information regarding compensation paid to our outside directors for the year ended December 31, 2024.

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

The following table summarizes the total number of outstanding options and share grants available for other future issuances under our equity compensation plans as of December 31, 2024:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	5,313,672	$0.06	9,164,650
Equity compensation plans not approved by stockholders	843,750	$0.10	---
	6,157,422	$0.07	9,164,650

During the years ended December 31, 2024 and 2023, the Company made stock grants pursuant to the plans totaling -0- and 1,793,596 shares, respectively. During the years ended December 31, 2024 and 2023, the Company also made grants pursuant to the plans of options to purchase 4,804,974 and 493,756 shares of common stock. Certain of the stock options are subject to time-based vesting requirements and certain of the stock options are subject to performance-based vesting requirements based on future Company revenue and earnings metrics as well as individual performance goals.

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. Our Company has certain practices relating to the timing of stock options grants and share grants. For option and share grants to our employees, including executive officers, grants of options are currently made by and at meetings of the Board. The Board does not currently take material non-public information into account when determining the timing and terms of stock option awards, except that if the Company determines that it is in possession of material non-public information on an anticipated grant date, the Board expects to defer the grant until a date on which the Company is not in possession of material non-public information. It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2025 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 1265 Creekside Parkway, Suite 302, Naples, Florida 34108. As of March 31, 2025, we had 281,947,151 common shares and 2,750,000 Series B Preferred shares issued and outstanding.

	Number of Common Shares (1)	Percent of Class (Common Stock) (2)	Number of Series B Preferred Shares	Percent of Class (Series B Preferred Stock) (3)	Total Percentage Held (Common and Series B Preferred) (4)
Dr. Michael Dent, Chief Executive Officer and Chairman (5)	200,724,477	50.45%	2,750,000	100.00%	70.70%
Jeremy Daniel, Chief Financial Officer	---	---	---	---	---
William Crupi, Chief Operating Officer (6)	72,464	*	---	---	*
George O’Leary, Director (7)	4,370,522	1.55%	---	---	*
Robert Gasparini, Director (8)	2,880,191	1.02%	---	---	*
Paul Hobaica, Director (9)	601,624	*	---	---	*
Heather Monahan, Director (10)	1,181,697	*	---	---	*
Daniel Hall, Director (11)	1,181,697	*	---	---	*
All officers and directors as a group (8 persons)	211,012,672	65.65%	2,750,000	100.00%	72.19%

*	less than 1%

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 281,947,151 shares of common stock issued and outstanding as of March 31, 2025.

(3)	Based on 2,750,000 shares of Series B Preferred stock issued and outstanding as of March 31, 2025.

(4)	Reflects total percentage of combined voting power based on 100 votes per share of Series B Preferred stock outstanding.

(5)	Beneficial ownership of common shares includes (i) 3,010,640 shares of common stock held by Dr. Dent directly, (ii) 81,996,472 shares of common stock held in the name of Mary S. Dent Gifting Trust, a trust of which Dr. Michael Dent is trustee (iii) 36,930,038 shares of common stock issuable upon exercise of warrants, (iv) 2,028,986 vested employee stock options, and (v) 76,758,341 shares issuable upon conversion at the option of the reporting person of convertible notes payable outstanding. Excludes 750,000 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 31, 2025. Beneficial ownership of Series B preferred shares includes 2,750,000 shares of Series B Preferred Shares held in the name of the Michael Thomas Dent Declaration of Trust that are convertible into 13,750,000 shares of common stock and that have that number of votes equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), or the equivalent of 275,000,000 votes.

(6)	Includes 72,464 vested employee stock options. Excludes 300,000 employee stock options which are subject to future vesting requirements and are not expected to vest within 60 days of March 31, 2025.

(7)	Includes (i) 3,188,781 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, (ii) 729,115 shares of common stock held by George O’Leary directly, and (iii) 261,194 shares issuable upon exercise of warrants.

(8)	Includes 2,472,028 shares of common stock held by Mr. Gasparini and his spouse and 408,163 vested stock grants subject to issuance.

(9)	Includes 193,461 shares of common stock held by Mr. Hobaica and 408,163 vested stock grants subject to issuance.

(10)	Includes 773,534 shares of common stock held by Ms. Monahan and 408,163 vested stock grants subject to issuance.

(11)	Includes 773,534 shares of common stock held by Mr. Hall and 408,163 vested stock grants subject to issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Amounts due to related parties as of December 31, 2024 and 2023 were comprised of the following:

	December 31,
	2024	2023

Notes payable to Dr. Michael Dent and trust controlled by Dr. Dent, net of unamortized discount	$2,911,921	$171,142
Deferred compensation, Dr. Michael Dent	300,600	300,600

	$3,212,521	$471,742

Notes Payable to Dr. Michael Dent and George O’Leary

On January 5, 2023, we issued an unsecured promissory note to Dr. Dent with a face value of $10,000 (the “$10k Dent Note”). The $10k Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the $10k Dent Note, we issued 96,154 five-year warrants to the holder with an exercise price of $0.104. The fair value of the warrants was $6,843. The $10k Dent Note was repaid in full during January 2023.

On January 13, 2023, we issued an unsecured promissory note to Dr. Dent with a face value of $161,000 (the “January 2023 Dent Note”). Net proceeds were $160,000, taking into account the original issue discount of $1,000. The January 2023 Dent Note bore interest at a rate of 15% per annum and was scheduled to mature six months from issuance. In connection with the January 2023 Dent Note, we issued 860,215 three-year warrants to Dr. Dent with an exercise price of $0.093. The fair value of the warrants was $56,123. The January 2023 Dent Note was repaid in full during January 2023.

On February 14, 2023, we issued an unsecured promissory note to Dr. Dent with a face value of $186,000 (the “February 2023 Dent Note”). Net proceeds were $185,000 after an original issue discount of $1,000. The February 2023 Dent Note bore interest at a rate of 15% per annum and matured six months from issuance. In connection with the February 2023 Dent Note, we issued 685,185 three-year warrants to Dr. Dent with an exercise price of $0.135. The fair value of the warrants was $66,136. The February 2023 Dent Note was repaid in full during August 2023.

On March 14, 2023, we issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to us of $100,000. At inception, we recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. We were required to make 10 monthly payments of $12,601 starting April 30, 2023. As of December 31, 2024 and 2023, remaining payments were $12,601 and $-0-, respectively, and the net carrying value was $10,097 and $-0-, respectively. The final payment on the March 2023 Dent Note was made in January 2024.

On April 13, 2023, we issued an unsecured promissory note to Dr. Michael Dent with a face value of $100,000 (the “April 2023 Dent Note”). Net proceeds were $100,000. The April 2023 Dent Note bore a fixed interest charge of $15,000 (15% per annum) and had an original maturity date of May 12, 2023. On May 12, 2023, we issued 654,450 five-year warrants with an exercise price of $0.0764 to Dr. Michael Dent in exchange for extending the maturity date of the April 2023 Dent Note until September 30, 2023. The April 2023 Dent Note was repaid in full in June 2023.

On April 27, 2023, we issued an unsecured promissory note to George O’Leary, its Chief Financial Officer, with a face value of $35,000 (the “April 2023 O’Leary Note”). Net proceeds were $35,000. The April 2023 O’Leary Note bore a fixed interest charge of $5,250 (15% per annum) and was scheduled to mature May 25, 2023. On June 2, 2023, we issued 261,194 five-year warrants with an exercise price of $0.067 to Mr. O’Leary in exchange for extending the maturity date of the April 2023 O’Leary Note until July 13, 2023. The April 2023 O’Leary Note was repaid in full in June 2023.

On June 8, 2023, we issued an unsecured promissory note to Dr. Michael Dent with a face value of $30,000 (the “June 2023 Dent Note”). Net proceeds were $30,000. The June 2023 Dent Note bore a fixed interest charge of $4,500 (15% per annum) and had a maturity date of June 30, 2023. The June 2023 Dent Note was repaid in full in June 2023.

On June 26, 2023, we issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. As of December 31, 2023, the remaining payments were $26,875 and $-0-, respectively, and the net carrying value was $26,875. As of December 31, 2023, the June 2023 Dent Note II was not in default and we were in compliance with the stated loan covenants. The June 2023 Dent Note II was subsequently repaid in full and retired in January 2024.

On August 17, 2023, we issued to a trust controlled by Dr. Dent a promissory note (the “August 2023 Dent Note”) with an initial stated principal amount equal to $330,000 at a purchase price equal to the principal amount less any original issue discounts and fees. The August 2023 Dent Note included a 5% original issue discount, accrues interest at a rate of 0%, and was scheduled to be repaid in four equal semi-monthly installments beginning on October 15, 2023, with each payment including a 2% payment premium, totaling $343,200 in cash repayments. We received net proceeds of $308,500 after discounts and fees. In connection with the note, we issued 500,000 five-year warrants to the holder with an exercise price of $0.15. The fair value of the warrants was $25,311. The August 2023 Dent Note was repaid in full in October 2023.

On August 30, 2023, we issued an unsecured promissory note to Dr. Michael Dent with a face value of $10,000 (the “August 2023 Dent Note II”). The August 2023 Dent Note II had no original issue discount and did not bear interest. Net proceeds to us were $10,000. The August 2023 Dent Note II was scheduled to mature on September 5, 2023. We repaid the August 2023 Dent Note II in full on August 31, 2023.

On September 13, 2023, we issued to Dr. Michael Dent a promissory note with a face value of $93,500 (the “September 2023 Dent Note”). Net proceeds were $85,000. The September 2023 Dent Note bore a fixed interest charge of $8,500 (10% per annum) and had a maturity date of October 12, 2023. In connection with the note, we issued 850,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $31,714. The September 2023 Dent Note was repaid in full in October 2023.

On December 1, 2023, we issued an unsecured promissory note to a trust controlled by Dr. Dent a promissory note with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bears a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matures on February 28, 2024. We received net proceeds of $150,000 after discounts and fees. In connection with the note, we issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below.

On March 27, 2024, we issued to a trust controlled by Dr. Michael Dent three separate notes payable as follows: (1) a note payable with a principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024 (the “March 2024 Dent Note I”), (2) a note payable with a principal of $150,000, an interest rate of 12% per annum, and an original maturity date of August 24, 2024 (the “March 2024 Dent Note II”), and (3) a note payable with a principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (the “March 2024 Dent Note III”, and collectively, the “March 2024 Dent Notes”). The full amount of principal and accrued interest on each of the March 2024 Dent Notes is due at the respective maturity date of each note. Each of the March 2024 Dent Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0573 per share. In connection with the issuance of the March 2024 Dent Notes, we also issued to the holder a ten-year warrant to purchase 6,660,000 shares of our common stock at an exercise price of $0.06 per share (the “March 2024 Warrant”). The fair value of the March 2024 Warrant was $254,345. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 393,750 shares of our common stock at an exercise price of $0.081 per share. On September 17, 2024, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of our common stock at an exercise price of $0.0465 per share. On December 31, 2024, in exchange for a ten-year warrant to purchase 618,750 shares of our common stock at an exercise price of $0.0226 per share, the maturity date on the March 2024 Dent Note I was extended until June 27, 2025, the maturity date on the April 2024 Dent Note I (as defined below) was extended until April 10, 2025, the maturity date on the April 2024 Dent Note II (as defined below) was extended until April 18, 2025, and the interest rate on each of the extended notes was increased from 12% to 15% (the “December Extension”).

On April 10, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0577 per share. We received net proceeds of $150,000. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note I was extended until April 10, 2025.

On April 18, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.05 per share. We received net proceeds of $50,000.

On June 3, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0497 per share. We received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, we issued 10,000,000 ten-year warrants to the holder with an exercise price of $0.0497.

On September 19, 2024, we issued to a trust controlled by Dr. Michael Dent ten separate senior secured convertible promissory note in the aggregate principal amount of $900,000, each with an interest rate of 12% per annum and maturity dates between January 1, 2025 and March 10, 2025 (the “September 2024 Notes”). Each of the September 2024 Dent Notes is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0486 per share and is secured by all of the Company’s assets. We received net proceeds of $855,000 after original issue discount. The details of the September 2024 Notes are as follows:

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

In connection with the September 2024 Notes, we issued to the holder a ten-year warrant to purchase 9,259,258 shares of common stock with an exercise price of $0.0486 (the “September 2024 Warrant”). The full amount of principal and accrued interest on each of the September 2024 Notes is due at the respective maturity date of each note. Each of the September 2024 Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0486 per share.

During September, October and November 2024, a trust controlled by Dr. Michael Dent advanced $550,000 to us in the form of undocumented advances (the “Undocumented Advances”). We repaid an aggregate of $130,000 of the Undocumented Advances during September and November 2024.

On December 4, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $25,000, an interest rate of 12% per annum, and a maturity date of May 4, 2025 (the “December 2024 Dent Note I”). The December 2024 Dent Note I is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.033 per share. We received net proceeds of $25,000.

On December 17, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $70,000, an interest rate of 12% per annum, and a maturity date of June 17, 2025 (the “December 2024 Dent Note II”). The December 2024 Dent Note II is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.026 per share. We received net proceeds of $70,000.

On December 4, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $120,000, an interest rate of 12% per annum, and a maturity date of July 1, 2025 (the “December 2024 Dent Note III”). The December 2024 Dent Note III is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $120,000.

Other Related Transactions

During the years ended December 31, 2024 and 2023, we paid Dr. Dent’s spouse $145,000 and $139,423, respectively, in consulting fees pursuant to a consulting agreement.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2024 and 2023, we had 1,632,652 and 408,164 shares, respectively, issuable to our directors under such compensation arrangements.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2024 and 2023, our independent registered public accounting firm RBSM LLP billed us a total of $125,412 and $171,528, respectively, related to interim reviews and annual audits of our financial statements. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 17, 2023, among ACO Health Partners, LLC, HealthLynked Corp., PBACO Holding, LLC and AHP Acquisition, LLC (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
3.1	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 20, 2021)
3.2	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.3	Description of our Common Stock (Filed as Exhibit 4.3 to the Company’s Form 10-K filed with the Commission on March 31, 2022)
4.4	Common Stock Purchase Warrant dated September 19, 2024 (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
4.5	Common Stock Purchase Warrant dated June 3, 2024 (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.1	Standby Equity Purchase Agreement, dated July 5, 2022, by and between HealthLynked Corp. and YA II PN, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2022)
10.2	Management Services Agreement, dated January 17, 2023 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
10.3	Note and Warrant Purchase Agreement, by and among the Company and the the Mary S. Dent Gifting Trust, dated June 3, 2024 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.4	Senior Secured Convertible Promissory Note dated June 3, 2024 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.5	Security Agreement, by and among the Company and the Mary S. Dent Gifting Trust, dated June 3, 2024 (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.6	Notes and Warrant Purchase Agreement, by and among the Company and the Purchaser, dated September 19, 2024 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.7	Security Agreement, by and among the Company and the Mary S. Dent Gifting Trust, dated September 19, 2024 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.8	Senior Secured Convertible Promissory Note 1 dated September 19, 2024 (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.9	Senior Secured Convertible Promissory Note 2 dated September 19, 2024 (Filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.10	Senior Secured Convertible Promissory Note 3 dated September 19, 2024 (Filed as Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.11	Senior Secured Convertible Promissory Note 4 dated September 19, 2024 (Filed as Exhibit 10.6 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.12	Senior Secured Convertible Promissory Note 5 dated September 19, 2024 (Filed as Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.13	Senior Secured Convertible Promissory Note 6 dated September 19, 2024 (Filed as Exhibit 10.8 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.14	Senior Secured Convertible Promissory Note 7 dated September 19, 2024 (Filed as Exhibit 10.9 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.15	Senior Secured Convertible Promissory Note 8 dated September 19, 2024 (Filed as Exhibit 10.10 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.16	Senior Secured Convertible Promissory Note 9 dated September 19, 2024 (Filed as Exhibit 10.11 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.17	Senior Secured Convertible Promissory Note 10 dated September 19, 2024 (Filed as Exhibit 10.12 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
19.1*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	XBRL Instance Document
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

Dated: March 31, 2025

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy Daniel
	Name:	Jeremy Daniel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Dent	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2025
Michael Dent	(Principal Executive Officer)

/s/ Jeremy Daniel	Chief Financial Officer	March 31, 2025
Jeremy Daniel	(Principal Financial and Accounting Officer)

/s/ George O’Leary	Director	March 31, 2025
George O’Leary

/s/ Dr. Paul Hobaica	Director	March 31, 2025
Dr. Paul Hobaica

/s/ Robert Gasparini	Director	March 31, 2025
Robert Gasparini

/s/ Heather Monahan	Director	March 31, 2025
Heather Monahan

/s/ Daniel Hall	Director	March 31, 2025
Daniel Hall

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2024.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2024.