Form 10-Q
period 2025-03-31
HealthLynked Corp
filed 2025-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 281,947,151 shares of the issuer's common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash	$22,270	$76,241
Inventory, net	32,259	44,686
Prepaid expenses and other current assets	49,506	56,719
Contingent sale consideration receivable, current portion	1,463,518	1,463,518
Total Current Assets	1,567,553	1,641,164

Property and equipment, net of accumulated depreciation of $662,863 and $634,839 as of March 31, 2025 and December 31, 2024, respectively	148,552	176,576
Right of use lease assets	297,069	361,109
Deposits, long term portion	44,140	44,140

Total Assets	$2,057,314	$2,222,989

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$921,395	$765,312
Contract liabilities	218,054	232,545
Lease liability, current portion	186,083	208,549
Derivative financial instruments	16,979	—
Notes payable and other amounts due to related party, net of unamortized original issue discount of $134,681 and $494,104 as of March 31, 2025 and December 31, 2024, respectively	3,783,866	3,212,521
Notes payable, current portion, net of unamortized original issue discount of $156,743 and $27,414 as of March 31, 2025 and December 31, 2024, respectively	329,342	127,095
Indemnification liability	143,974	143,974
Total Current Liabilities	5,599,693	4,689,996

Long-Term Liabilities
Lease liability, long term portion	111,399	153,592
Government and other notes payable, long term portion	483,619	508,610

Total Liabilities	6,194,711	5,352,198

Commitments and contingencies (Note 14)

Shareholders' Equity (Deficit)
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 281,947,151 and 281,947,151 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	28,195	28,195
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 3,324,412 and 3,063,188 as of March 31, 2025 and December 31, 2024, respectively	167,877	161,632
Additional paid-in capital	44,879,335	44,842,829
Accumulated deficit	(49,215,554)	(48,164,615)
Total Shareholders' Deficit	(4,137,397)	(3,129,209)

Total Liabilities and Shareholders' Deficit	$2,057,314	$2,222,989

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue
Patient service revenue, net	$752,015	$963,621
Subscription revenue	9,584	7,628
Product revenue	12,609	32,983
Total revenue	774,208	1,004,232

Operating Expenses and Costs
Practice salaries and benefits	402,366	583,156
Other practice operating expenses	313,976	482,583
Cost of product revenue	17,816	30,579
Selling, general and administrative expenses	629,415	999,443
Depreciation and amortization	28,024	86,509
Total Operating Expenses and Costs	1,391,597	2,182,270

Loss from operations	(617,389)	(1,178,038)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	42,726	(96,660)
Loss on change in fair value of debt	(49,186)	—
Gain on change in fair value of derivative financial instruments	45,038	—
Amortization of original issue discounts on notes payable	(405,113)	(108,265)
Interest expense and other	(67,015)	(4,755)
Total other income (expenses)	(433,550)	(209,680)

Loss before provision for income taxes	(1,050,939)	(1,387,718)

Provision for income taxes	—	—

Net loss	$(1,050,939)	$(1,387,718)

Net loss per share, basic and diluted:
Basic	$(0.00)	$(0.00)
Fully diluted	(0.00)	(0.00)

Weighted average number of common shares:
Basic	281,947,151	280,484,268
Fully diluted	281,947,151	280,484,268

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	281,947,151	2,750,000	28,195	2,750	161,632	44,842,829	(48,164,615)	(3,129,209)

Sales of common stock	—	—	—	—	3,245	—	—	3,245
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	6,755	—	6,755
Stock fees related to sales of common stock	—	—	—		3,000	(3,000)	—	—
Fair value of warrants to extend related party debt	—	—	—	—	—	25,625	—	25,625
Shares and options issued to employees	—	—	—	—	—	7,126	—	7,126
Net loss	—	—	—	—	—	—	(1,050,939)	(1,050,939)

Balance at March 31, 2025	281,947,151	2,750,000	28,195	2,750	167,877	44,879,335	(49,215,554)	(4,137,397)

Balance at December 31, 2023	275,964,958	2,750,000	27,597	2,750	281,682	42,525,837	(42,033,136)	804,730

Sales of common stock	5,100,000	—	510		—	255,413	—	255,923
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	99,077	—	99,077
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	209,943	—	209,943
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	146,405	—	146,405
Consultant and director fees payable with common shares and warrants	—	—	—	—	43,437	—	—	43,437
Shares and options issued to employees	—	—	—	—	(270,549)	320,246	—	49,697
Net loss	—	—	—	—	—	—	(1,387,718)	(1,387,718)

Balance at March 31, 2024	281,064,958	2,750,000	28,107	2,750	54,570	43,556,921	(43,420,854)	221,494

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,050,939)		$(1,387,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,024		86,509
Stock based compensation, including amortization of deferred equity compensation	7,126		93,133
Gain on change in fair value of derivative financial instruments	(45,038)		—
Amortization of debt discount	405,113		108,265
(Gain) loss on extinguishment of debt	(42,726)		96,660
Change in fair value of debt	49,186		—
Other non-cash adjustments	—		(76)
Changes in operating assets and liabilities:
Accounts receivable	—		(12,760)
Inventory	12,427		(2,983)
Contract assets	6,144		—
Prepaid expenses and other current assets	1,068		15,194
Right of use lease assets	64,040		82,287
Accounts payable and accrued expenses	212,172		89,149
Lease liability	(64,659)		(82,181)
Contract liabilities	(14,491)		59,666
Net cash used in operating activities	(432,553)		(854,855)

Cash Flows from Investing Activities
Acquisition of property and equipment	—		(2,598)
Net cash used in investing activities	—		(2,598)

Cash Flows from Financing Activities
Proceeds from sale of common stock	10,000		355,000
Proceeds from related party notes payable	175,000		500,000
Proceeds from third party notes payable	305,000		—
Repayment of related party notes payable	—		(37,602)
Repayment of third party notes payable	(111,418)		(183,676)
Net cash provided by financing activities	378,582		633,722

Net decrease in cash	(53,971)		(223,731)
Cash, beginning of period	76,241		247,222

Cash, end of period	$22,270		$23,491

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,579		$6,579
Cash paid during the period for income tax	$—		$—
Schedule of non-cash investing and financing activities:
Fair value of options issued in satisfaction of common stock issuable	$—		$270,549
Fair value of warrants allocated to proceeds of related party notes payable	$—		$146,405
Fair value of derivative financial instruments allocated to proceeds of third party notes payable	$62,017		$—
Original issue discounts allocated to proceeds of notes payable	$113,002		$—
Fair value of warrants issued to extend related party debt	$25,625		$—
Principal amount of convertible notes payable to related party refinanced	$1,216,500		$—
Principal amount of undocumented advances converted to convertible note payable to related party	$420,000	$	---
Note payable to related party balance classified as accrued interest	$56,087		$1,875
Incremental fair value of convertible note payable to related party resulting from refinancing	$(12,264)		$33,121
Fair value of shares issued for equity issuance costs	$3,000		$—

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2025. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three months ended March 31, 2025, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about fair valuation of acquired intangible assets and derivative financial instruments; cash flow and fair value assumptions associated with measurements of contingent sale consideration receivable and impairment of intangible assets; valuation of inventory; collection of accounts receivable; the valuation and recognition of stock-based compensation expense; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

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

MARCH 31, 2025 (UNAUDITED)

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

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the three months ended March 31, 2025 or 2024 to the judgments applied in determining the amount and timing of patient service revenue.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

Product Revenue

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of March 31, 2025 and December 31, 2024, respectively.

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

MARCH 31, 2025 (UNAUDITED)

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three months ended March 31, 2025 and 2024, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2025 and 2024, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2025 and December 31, 2024, potentially dilutive securities were comprised of (i) 80,300,130 and 101,488,821 warrants outstanding, respectively, (ii) 6,157,422 and 6,157,422 stock options outstanding, respectively, (iii) up to 3,324,412 and 3,063,188 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (iv) up to 78,855,115 and 62,537,933 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred stock.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

Recently Adopted Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. The Company adopted this standard in 2025. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 15, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 15, 2026.

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

As of March 31, 2025, the Company had cash balances of $22,270, a working capital deficit of $4,032,140 and an accumulated deficit of $49,215,554. For the three months ended March 31, 2025, the Company had a net loss of $1,050,939 and used cash from operating activities of $432,553. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

As described further in Note 4, “Sale of AHP,” on January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and the Company agreed to sell, AHP. The Company may receive future proceeds comprised of proceeds from sale of shares of the Buyer if the Buyer completes an initial public offering by August 31, 2025.

During the three months ended March 31, 2025, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $480,000 and made repayments on existing and new notes payable to related parties and third parties totaling $111,418, and (ii) received $10,000 proceeds from the sale of its common stock.

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

Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2026. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 4 – SALE OF AHP

Description of Transaction

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive the following consideration: (1) $750,000 in cash paid upon signing of the definitive agreement (the “Upfront Cash Consideration”), which was received January 18, 2023; (2) reimbursement from the Buyer for expenses incurred by the Company in operating AHP from January 1, 2023 to January 16, 2023 (the “Stub Period Reimbursement”), which was received in the amount of $31,381 in March 2023; (3) up to $1,750,000 net incremental cash based on the agreement to participate in Buyer’s ACO by AHP’s existing physician practices or newly added practices, scaled based on the number of covered patients transferred to the Buyer by July 31, 2023 (the “Incremental Cash Consideration”), of which $1,225,000 ($1,180,000 net after commissions) was received in June 2023 and $150,000 ($120,000 net after commissions) was received in July 2023; (4) net proceeds, including allocation for expenses, from any MSSP Shared Savings related to AHP’s plan year 2022 (the “2022 MSSP Consideration”), of which the Company received gross receipts of $1,873,993 and net proceeds of $1,186,231 after payments to participating physicians and commissions in October 2023; (5) $500,000 of the Incremental Cash Consideration allocated to AHP’s participating physicians at closing to be reimbursed to the Company by the Buyer in 2024 from the Buyer’s plan year 2023 (and if necessary, 2024) MSSP Shared Savings (the “Physician Advance Consideration”), of which $500,000 gross ($325,000 net) was received in November 2024; and (6) in the event that Buyer completes a planned initial public offering (“IPO”) by a prescribed date (initially February 1, 2025, since extend to August 31, 2025) shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the public entity’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”).

The Company is also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Clause”).

As a result of the AHP Sale, the Company ceased to have a controlling financial interest in AHP as of January 17, 2023. Accordingly, in connection with the transaction, the Company deconsolidated AHP as of January 17, 2023. In connection with the deconsolidation in January 2023, the Company recognized the fair value of consideration received and receivable from the AHP Sale, recognized an indemnification liability related to potential claims resulting from the AHP Sale, derecognized the carrying value of assets and liabilities transferred to the Buyer or otherwise derecognized in connection with in the AHP Sale, and recorded a gain on sale for the excess of consideration received over carrying value of assets derecognized and liabilities recognized.

The Company elected to record the contingent portion of consideration receivable at fair value on the sale date pursuant to the guidance in FASB Emerging Issues Task Force Issue 09-4, “Seller Accounting for Contingent Consideration,” (“EITF 09-4”). The fair value of consideration received and receivable is shown in the following table:

Upfront Cash Consideration paid at signing	$750,000

Incremental Cash Consideration	1,311,567
IPO Share Consideration	1,463,518
2022 MSSP Consideration	312,986
Physician Advance Consideration	199,645
Stub Period Reimbursement	31,381
Total fair value of contingent consideration receivable	3,319,097

Total fair value of consideration received and receivable	$4,069,097

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 4 – SALE OF AHP (CONTINUED)

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

After January 17, 2023, and as prescribed under EITF 09-4, the Company elected to subsequently treat the contingent consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period. The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. No such gains or losses were recognized during the three months ended March 31, 2025 or 2024.

The carrying value of the remaining unresolved components of contingent consideration receivable as of March 31, 2025 and December 31, 2024 was $1,463,518 and $1,463,518, respectively, comprised of the carrying value of the IPO Share Consideration.

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

Insurance prepayments	$5,916	$5,916
Other expense prepayments	18,770	19,838
Lease deposits	55,047	55,047
Contract assets	13,913	20,058
Total prepaid expenses and other	93,646	100,859
Less: long term portion	(44,140)	(44,140)
Prepaid expenses and other, current portion	$49,506	$56,719

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

Medical equipment	$496,452	$496,452
Furniture, office equipment and leasehold improvements	314,963	314,963

Total property and equipment	811,415	811,415
Less: accumulated depreciation	(662,863)	(634,839)

Property and equipment, net	$148,552	$176,576

Depreciation expense during the three months ended March 31, 2025 and 2024 was $28,024 and $29,469, respectively.

NOTE 7 – LEASES

The Company has separate operating leases, and related amendments thereto, for office space related to its CCN (formerly used for NWC through October 2024), NCFM, and BTG practices, its corporate headquarters, and a copier lease that expire in July 2026, May 2025, March 2026, November 2026, and January 2027, respectively. As of March 31, 2025, the Company’s weighted-average remaining lease term relating to its operating leases was 1.5 years, with a weighted-average discount rate of 35.65%.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Lease assets	$297,069	$361,109

Lease liabilities
Lease liabilities (short term)	$186,083	$208,549
Lease liabilities (long term)	111,399	153,592
Total lease liabilities	$297,482	$362,141

Lease expense was $91,453 and $111,905 in the three months ended March 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of March 31, 2025:

2025	$213,983
2026	200,969
2027	989
Total lease payments	415,941
Less interest	(118,459)
Present value of lease liabilities	$297,482

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

Trade accounts payable	$543,767	$468,803
Accrued payroll liabilities	38,858	17,827
Accrued operating expenses	138,023	90,462
Accrued interest	174,278	161,171
Accrued commissions payable from 2022 MSSP Consideration	25,000	25,000
Product return allowance	1,469	2,049
	$921,395	$765,312

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

Patient services paid but not provided - NCFM	$83,514	$86,201
Patient services paid but not provided - BTG	79,750	111,877
Patient services paid but not provided - CCN	54,204	32,743
Unshipped products - MOD	586	1,724
	$218,054	$232,545

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2025 and December 31, 2024 were comprised of the following:

	March 31,		December 31,
	2025		2024

Convertible Note Payable I to Dr. Michael Dent, March 2024	$370,286	*	$393,317	*
Convertible Note Payable II to Dr. Michael Dent, March 2024 **	156,868	*	131,615	*
Convertible Note Payable III to Dr. Michael Dent, March 2024 **	174,772	*	146,093	*
Convertible Note Payable IV to Dr. Michael Dent, April 2024	150,000		150,000
Convertible Note Payable V to Dr. Michael Dent, April 2024	50,000		50,000
Convertible Note Payable VI to Dr. Michael Dent, June 2024	1,000,000		1,000,000
Convertible Note Payable VII to Dr. Michael Dent, September 2024	37,089	*	36,842
Convertible Note Payable VIII to Dr. Michael Dent, April 2025	10,597	*	10,526
Convertible Note Payable IX to Dr. Michael Dent, September 2024	74,177	*	73,684
Convertible Note Payable X to Dr. Michael Dent, September 2024	21,193	*	21,053
Convertible Note Payable X to Dr. Michael Dent, September 2024	105,967	*	105,263
Convertible Note Payable XI to Dr. Michael Dent, September 2024	127,161	*	126,316
Convertible Note Payable XII to Dr. Michael Dent, September 2024	105,967	*	105,263
Convertible Note Payable XIII to Dr. Michael Dent, September 2024	52,984	*	52,632
Convertible Note Payable XIV to Dr. Michael Dent, September 2024	158,951	*	157,895
Convertible Note Payable XV to Dr. Michael Dent, September 2024	211,935	*	210,526
Advances payable to Dr. Michael Dent, September 2024	—		40,000
Advances payable to Dr. Michael Dent, October 2024	—		270,000
Advances payable to Dr. Michael Dent, November 2024	—		110,000
Convertible Note Payable XVI to Dr. Michael Dent, December 2024	25,000		25,000
Convertible Note Payable XVII to Dr. Michael Dent, December 2024	70,000		70,000
Convertible Note Payable XVIII to Dr. Michael Dent, December 2024	120,000		120,000
Convertible Note Payable XIX to Dr. Michael Dent, March 2025	50,000		—
Convertible Note Payable XX to Dr. Michael Dent, March 2025	60,000		—
Convertible Note Payable XXI to Dr. Michael Dent, March 2025	420,000		—
Convertible Note Payable XXII to Dr. Michael Dent, March 2025	65,000		—
Face value of notes payable to related party	3,617,947		3,406,025
Less: unamortized discounts	(134,681)		(494,104)
Notes payable to related party, total	3,483,266		2,911,921
Plus deferred compensation payable to Dr. Michael Dent	300,600		300,600
Total due to related party	$3,783,866		$3,212,521

**	- denotes note payable carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable to Related Parties

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The Company made payments totaling $-0- and $12,601 in the three months ended March 31, 2025 and 2024, respectively. Amortization of debt discount was $-0- and $2,504 in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively. The March 2023 Dent Note was repaid in January 2024.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. Amortization of the debt discount was $-0- and $1,875 in the years ended December 31, 2024 and 2023. The Company made payments totaling $-0- and $25,000 in the three months ended March 31, 2025 and 2024, respectively. Amortization of debt discount was $-0- and $-0- in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively. The June 2023 Dent Note was repaid in January 2024.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent a promissory note with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bears a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matures on February 28, 2024. The Company received net proceeds of $150,000 after discounts and fees. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $-0- and $32,330 in the three months ended March 31, 2025 and 2024, respectively. The Company made payments totaling $-0- and $-0- in the three months ended March 31, 2025 and 2024, respectively. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below. No loss on extinguishment of debt was recognized in the three months ended March 31, 2024 because the discount was fully amortized at the time of the refinancing. As of March 31, 2025 and December 31, 2024, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

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

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Net proceeds from the March 2024 Dent Note I were $350,000. At inception, the Company recorded a discount of $203,588, representing the allocated fair value of the beneficial conversion feature (“BCF”) and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note I. The discount was being amortized over the original life of the note. Amortization of debt discount was $203,588 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note I in the years ended December 31, 2024 or 2023. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 393,750 shares of the Company’s common stock at an exercise price of $0.081 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. The March 2024 Dent Note I was recorded at its fair value of $405,006 following the extension. On December 31, 2024, in exchange for a ten-year warrant to purchase 618,750 shares of the Company’s common stock at an exercise price of $0.0226 per share, the maturity date on the March 2024 Dent Note I was extended until June 27, 2025, the maturity date on the April 2024 Dent Note I (as defined below) was extended until April 10, 2025, the maturity date on the April 2024 Dent Note II (as defined below) was extended until April 18, 2025, and the interest rate on each of the extended notes was increased from 12% to 15% (the “December Extension”). The fair value of the warrant was $8,653. Because the discounted cash flows before and after the December Extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. The March 2024 Dent Note I continues to be recorded at its fair value following the December Extension. The Company recognized a gain on change in fair value of debt in the amount of $23,031 and $-0- in the three months ended March 31, 2025 and 2024, respectively, to revalue the note at its fair value at period end. As of March 31, 2025 and December 31, 2024, the fair value (which equals the carrying value) of the March 2024 Dent Note I was $370,286 and $393,317, respectively, and remaining principal payments were $350,000 and $350,000, respectively. The March 2024 Dent Note I will continue to be revalued at future period ends.

Net proceeds from the March 2024 Dent Note II were $150,000. At inception, the Company recorded a discount of $89,222, representing the allocated fair value of the BCF and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note II. The discount is being amortized over the life of the note. Amortization of debt discount was $89,222 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the years ended December 31, 2024 or 2023. On September 17, 2024, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the March 2024 Dent Note II was recorded at fair value following the extension. On March 20, 2025, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III and the September 2024 Notes, as defined below) was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share (the “March Extension”). The fair value of the warrant was $25,625, of which $3,160 was allocated to the extension of the March 2024 Dent Note II. Because the discounted cash flows from the March 2024 Dent Note II before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the March 2024 Dent Note II was recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $9,776 in the three months ended March 31, 2025 related to the March 2024 Dent Note II. The Company recognized losses on changes in fair value of debt in the amount of $38,189 and $-0- in the three months ended March 31, 2025 and 2024, respectively, to revalue the note at its fair value at extension and at period end. As of March 31, 2025 and December 31, 2024, the fair value (which equals the carrying value) of the March 2024 Dent Note II was $156,868 and $131,615, respectively, and remaining principal payments were $150,000 and $150,000, respectively. The March 2024 Dent Note II will continue to be revalued at future period ends.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

The March 2024 Dent Note III refinanced the previously issued December 2023 Dent Note in the same principal amount of $166,500. Because the two notes were determined to be substantially different, the issuance of the March 2024 Dent Note III and repayment of the December 2023 Dent Note was treated as an extinguishment and reissuance. Accordingly, the Company recognized a loss on debt extinguishment of $96,660 and $-0- in the years ended December 31, 2024 and 2023, respectively, related to the original issuance of the March 2024 Dent Note III. On September 17, 2024, the maturity date on the March 2024 Dent Note III (as well as March 2024 Dent Note II) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. On March 20, 2025, the maturity date on the March 2024 Dent Note III (as well as March 2024 Dent Note II and the September 2024 Notes, as defined below) was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share. The fair value of the warrant was $25,625, of which $3,507 was allocated to the extension of the March 2024 Dent Note III. Because the discounted cash flows from the March 2024 Dent Note III before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the March 2024 Dent Note III was recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $11,009 in the three months ended March 31, 2025 related to the March 2024 Dent Note III. The Company recognized losses on changes in fair value of debt in the amount of $43,195 and $-0- in the three months ended March 31, 2025 and 2024, respectively, to revalue the note at its fair value at extension and at period end. As of March 31, 2025 and December 31, 2024, the fair value (which equals the carrying value) of the March 2024 Dent Note II was $174,772 and $146,093, respectively, and remaining principal payments were $166,500 and $166,500, respectively. The March 2024 Dent Note III will continue to be revalued at future period ends.

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0577 per share. The Company received net proceeds of $150,000. At inception, the Company recorded a note payable in the amount of $150,000 with no related discounts. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note I was extended until April 10, 2025. Because the discounted cash flows from the note before and after the extension were determined to be not substantially different, the extension was treated as a modification. In connection with the modification, the Company recognized a discount of $7,279 against the April 2024 Dent Note I. Amortization of debt discount was $6,551 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made no payments against the April 2024 Dent Note I in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value of the April 2024 Dent Note I was $149,272 and $142,721, respectively, and remaining principal payments were $150,000 and $150,000, respectively.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note II was extended until April 18, 2025. Because the discounted cash flows from the note before and after the extension were determined to be not substantially different, the extension was treated as a modification. In connection with the modification, the Company recognized a discount of $2,836 against the April 2024 Dent Note II. Amortization of debt discount was $2,363 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made no payments against the April 2024 Dent Note II in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value of the April 2024 Dent Note II was $49,527 and $47,164, respectively, and remaining principal payments were $50,000 and $50,000, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 3, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0497 per share. The Company received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, the Company issued 10,000,000 ten-year warrants to the holder with an exercise price of $0.0497. The fair value of the warrants was $333,111. The fair value of the embedded conversion feature (“ECF”) was $392,905. At inception, the Company recorded a note payable in the amount of $1,000,000 and a discount against the note payable of $785,811 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $198,067 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $866,520 and $668,453, respectively, and remaining principal payments were $1,000,000 and $1,000,000, respectively.

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

In connection with the September 2024 Notes, the Company issued to the holder a ten-year warrant to purchase 9,259,258 shares of common stock with an exercise price of $0.0486 (the “September 2024 Warrant”). The full amount of principal and accrued interest on each of the September 2024 Notes is due at the respective maturity date of each note. Each of the September 2024 Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0486 per share. The fair value of the September 2024 Warrant was $271,256. The combined fair value of the ECFs on the September 2024 Notes was $244,979. At inception, the Company recorded notes payable in the amount of $900,000 and a discount against the September 2024 Notes of $486,288 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $152,442 and $-0- in the three months ended March 31, 2025 and 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 20, 2025, the maturity date on the September 2024 Notes (as well as March 2024 Dent Note II and the March 2024 Dent Note III) was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share. The fair value of the warrant was $25,625, of which $18,958 was allocated to the extension of the September 2024 Notes. Because the discounted cash flows from the September 2024 Notes before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the September 2024 Notes was recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $21,941 in the three months ended March 31, 2025 related to the September 2024 Notes. The Company recognized a gain on change in fair value of debt in the amount of $9,167 and $-0- in the three months ended March 31, 2025 and 2024, respectively, to revalue the September 2024 Notes at their fair value at at period end. The Company made no payments against the September 2024 Notes in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value of the September 2024 Notes was $906,021 and $747,558, respectively, and remaining principal payments were $900,000 and $900,000, respectively.

On December 4, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $25,000, an interest rate of 12% per annum, and a maturity date of May 4, 2025 (the “December 2024 Dent Note I”). The December 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.033 per share. The Company received net proceeds of $25,000. At inception, the Company recorded a note payable in the amount of $25,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $25,000 and $25,000, respectively, and remaining principal payments were $25,000 and $25,000, respectively.

On December 17, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $70,000, an interest rate of 12% per annum, and a maturity date of June 17, 2025 (the “December 2024 Dent Note II”). The December 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.026 per share. The Company received net proceeds of $70,000. At inception, the Company recorded a note payable in the amount of $70,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $70,000 and $70,000, respectively, and remaining principal payments were $70,000 and $70,000, respectively.

On December 4, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $120,000, an interest rate of 12% per annum, and a maturity date of July 1, 2025 (the “December 2024 Dent Note III”). The December 2024 Dent Note III is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $120,000. At inception, the Company recorded a note payable in the amount of $120,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $120,000 and $120,000, respectively, and remaining principal payments were $120,000 and $120,000, respectively.

On March 4, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of September 4, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.049 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $50,000 and $-0-, respectively, and remaining principal payments were $50,000 and $-0-, respectively.

On March 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $60,000, an interest rate of 12% per annum, and a maturity date of September 12, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.03 per share. The Company received net proceeds of $60,000. At inception, the Company recorded a note payable in the amount of $60,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $60,000 and $-0-, respectively, and remaining principal payments were $60,000 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 20, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $420,000, an interest rate of 12% per annum, and a maturity date of September 20, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0375 per share. The note was issued in exchange for the Undocumented Advances totaling $420,000 made by the trust between September and November 2024. At inception, the Company recorded a note payable in the amount of $420,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $420,000 and $-0-, respectively, and remaining principal payments were $420,000 and $-0-, respectively.

On March 27, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of September 27, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.031 per share. The Company received net proceeds of $65,000. At inception, the Company recorded a note payable in the amount of $65,000 with no related discounts. The Company made no payments in the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $65,000 and $-0-, respectively, and remaining principal payments were $65,000 and $-0-, respectively.

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable IV, April 2024	—	36,064
Leaf Capital Note Payable, August 2024	149,100	177,055
1800 Diagonal Note Payable V, January 2025	134,982	—
1800 Diagonal Note Payable VI, January 2025	112,747	—
1800 Diagonal Note Payable VII, February 2025	122,875	—
Face value of notes payable	969,704	663,119
Less: unamortized discounts	(156,743)	(27,414)
Notes payable, total	812,961	635,705
Less: long term portion	(483,619)	(508,610)
Notes payable, current portion	$329,342	$127,095

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

Interest accrued on SBA loans as of March 31, 2025 and December 31, 2024 was $15,538 and $17,725, respectively. Interest expense (income) recognized on the loans was $4,392 and $6,046 in the three months ended March 31, 2025 and 2024, respectively. Payments against interest were $6,579 and $6,579 in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Other Notes Payable

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note did not bear interest in excess of the original issue discount and was scheduled to mature on June 30, 2024. The Company was required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $10,365 in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $32,426 in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, remaining payments were $-0 and $-0-, respectively, and the net carrying value was $-0 and $-0-, respectively. The final installment payment was made in April 2024.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note was scheduled to mature on September 3, 2024. The November 2023 Note accrued interest at a rate of 0% but was issued with an 8% original issue discount and was scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $18,200 in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $75,600 in the three months ended March 31, 2025 and 2024, respectively. The final installment payment on the November 2023 Note was made in September 2024. As of March 31, 2025 and December 31, 2024, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I does not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company is required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The December 2023 Note I gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $-0- and $10,971 in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $48,649 in the three months ended March 31, 2025 and 2024, respectively. The final installment on the December 2023 Note I was made in October 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II was scheduled to mature on September 3, 2024. The December 2023 Note II accrued interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II was convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received. The discount was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $22,664 in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $27,000 in the three months ended March 31, 2025 and 2024, respectively. The final installment payment on the December 2023 Note II was made in September 2024. As of March 31, 2025 and December 31, 2024, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

On April 22, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $8,772 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $36,064 and $-0- in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the net carrying value was $-0- and $27,292, respectively, and remaining principal payments were $-0- and $36,064, respectively.

On July 30, 2024, the Company’s wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649 (the “July 2024 Note”). The Company received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The July 2024 Note does not bear interest in excess of the original issue discount. The Company is required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The July 2024 Note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent. At inception, the Company recorded a discount against the note of $23,649, representing the difference between the total required repayments and the net proceeds received. The discount is being amortized over the repayment period. Amortization expense related to the note discount was $2,964 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $27,956 and $-0- in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the net carrying value was $133,421 and $158,413, respectively, and remaining principal payments were $149,100 and $177,055, respectively.

On January 16, 2025, the Company issued a promissory note payable (the “January 2025 Note I”) to an investor with a stated principal amount of $150,650 and prepaid interest of $18,078 for total repayments of $168,278. The Company received net proceeds of $125,000 after original issue discount of $19,650 and fees of $6,000. The January 2025 Note I does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2025. The Company is required to make 10 monthly payments of $16,873 starting February 15, 2025 and ending on November 15, 2025. The January 2025 Note I gives the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $83,643, representing the fair value of the conversion option of $39,915 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $43,728. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” Amortization expense related to the note discount was $18,933 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $33,746 and $-0- in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the net carrying value was $70,272 and $-0-, respectively, and remaining principal payments were $134,982 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 24, 2025, the Company issued a promissory note payable (the “January 2025 Note II”) to an investor with a stated principal amount of $98,900 and prepaid interest of $13,846 for total repayments of $112,746. The Company received net proceeds of $80,000 after original issue discount of $12,900 and fees of $6,000. The January 2025 Note II does not bear interest in excess of the original issue discount and prepaid interest and matures on November 30, 2025. The Company is required to make a payment of $56,373 on July 30, 2025 and monthly installments of $14,093 thereafter ending on November 30, 2025. The January 2025 Note II gives the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $48,074, representing the fair value of the conversion option of $15,328 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $32,746. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” Amortization expense related to the note discount was $9,615 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $-0- in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the net carrying value was $74,287 and $-0-, respectively, and remaining principal payments were $112,747 and $-0-, respectively.

On February 14, 2025, the Company issued a promissory note payable (the “February 2025 Note”) to an investor with a stated principal amount of $121,900 and prepaid interest of $13,846 for total repayments of $14,628. The Company received net proceeds of $100,000 after original issue discount of $15,900 and fees of $6,000. The February 2025 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on December 15, 2025. The Company is required to make 10 monthly payments of $13,653 starting March 15, 2025 and ending on December 15, 2025. The February 2025 Note gives the holder a conversion right at a 25% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $43,302, representing the fair value of the conversion option of $6,774 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $36,528. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” Amortization expense related to the note discount was $5,407 and $-0- in the three months ended March 31, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $13,653 and $-0- in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the net carrying value was $84,980 and $-0-, respectively, and remaining principal payments were $122,875 and $-0-, respectively.

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

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2025 include the following:

	2025	2024

Balance, beginning of period	$—	$—
Inception of derivative financial instruments	62,017	—
Change in fair value of derivative financial instruments	(45,038)	—
Conversion or extinguishment of derivative financial instruments	—	—

Balance, end of period	$16,979	$—

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Three Months Ended March 31,
	2025	2024

Pricing model utilized	Binomial Lattice	—
Risk free rate range	4.15% to 4.18%	—
Expected life range (in years)	0.83 to 0.85	—
Volatility range	164.80% to 165.62%	—
Dividend yield	0.00%	—

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the three months ended March 31, 2024.

NOTE 13 – SHAREHOLDERS’ DEFICIT

Private Placements

During the three months ended March 31, 2025, the Company sold 200,000 shares of common stock to one investor in a private placement transaction. The Company received $10,000 in proceeds from the sale. In connection with the stock sales, the Company also agreed to extend the expiration date on 1,176,471 warrants to purchase shares of common stock at an exercise price of $0.15 per share for an additional two years.

During the three months ended March 31, 2024, the Company sold 5,100,000 shares of common stock to three investors in separate private placement transactions. The Company received $355,000 in proceeds from the sales. In connection with the stock sales, the Company also issued 2,500,000 five-year warrants to purchase shares of common stock at an exercise price of $0.17 per share.

Shares issued to Consultants

During the three months ended March 31, 2024, the Company issued to a consultant a ten-year stock option to purchase 2,504,974 shares of common stock at an exercise price equal of $0.0569 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024. No shares were issued to consultants during the three months ended March 31, 2025.

Common Stock Issuable

As of March 31, 2025 and December 31, 2024, the Company was obligated to issue the following shares:

	March 31, 2025		December 31, 2024
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$84,632	1,491,760	$81,632	1,430,536
Shares issuable to independent directors	80,000	1,632,652	80,000	1,632,652
Private placement issuable	3,245	200,000	—	—
	$167,877	3,324,412	$161,632	3,063,188

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2025 and 2024 are summarized as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	101,488,821	$0.16	77,414,648	$0.20
Granted during the period	1,353,356	$0.04	9,160,000	$0.09
Exercised during the period	—	$—	—	$—
Expired during the period	(22,542,047)	$(0.13)	(1,217,402)	$(0.28)
Outstanding at end of the period	80,300,130	$0.17	85,357,246	$0.19

Exercisable at end of the period	80,300,130	$0.17	85,357,246	$0.19

Weighted average remaining life	4.5	years	2.7	years

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2025:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	37,159,893	7.7	$0.05	37,159,893	$0.05
$0.10 to 0.24	20,674,848	2.7	$0.15	20,674,848	$0.15
$0.25 to 0.49	19,505,465	0.8	$0.33	19,505,465	$0.33
$0.50 to 1.05	2,959,924	1.3	$0.68	2,959,924	$0.68
$0.05 to 1.00	80,300,130	4.5	$0.17	80,300,130	$0.17

During the three months ended March 31, 2025 and 2024, the Company issued 1,353,356 and 9,160,000 warrants, respectively, the aggregate grant date fair value of which was $25,625 and $385,633, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.24%	3.97% to 4.20%
Expected life range (in years)	10.00 years	5.00 to 10.00 years
Volatility range	173.27%	140.94% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	44.00%	33.00%

There were no warrants exercised during the three months ended March 31, 2025 or 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

Amounts recognized in the financial statements with respect to the EIPs in the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Total cost of share-based payment plans during the period	$7,126	$35,986
Amounts capitalized in deferred equity compensation during period	$—	$—
Amounts written off from deferred equity compensation during period	$—	$57,147
Amounts charged against income for amounts previously capitalized	$—	$—
Amounts charged against income, before income tax benefit	$7,126	$93,133
Amount of related income tax benefit recognized in income	$—	$—

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the three months ended March 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	6,157,422	$0.07	5,093,738	$0.16
Granted during the period	—	$—	4,504,974	$0.06
Exercised during the period	—	$—	—	$—
Forfeited during the period	—	$—	(449,982)	$(0.21)
Outstanding at end of period	6,157,422	$0.07	9,148,730	$0.10

Options exercisable at period-end	5,007,422	$0.07	7,063,146	$0.11

As of March 31, 2025, there was $26,924 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.4 years.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was (none granted) and $0.04, respectively. The total fair value of options vested during the three months ended March 31, 2025 and 2024 was $7,966 and $137,040, respectively. No options were exercised during the three months ended March 31, 2025 or 2024. Stock based compensation expense related to stock options was $7,126 and $47,900 in the three months ended March 31, 2025 and 2024, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the three months ended March 31, 2025 and 2024 was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	No Grants	Binomial Lattice
Risk free rate range	No Grants	4.20%
Expected life range (in years)	No Grants	10.00 years
Volatility range	No Grants	173.25%
Dividend yield	No Grants	0.00%
Expected forfeiture	No Grants	30.00%

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the three months ended March 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	1,350,000	$0.05	1,073,084	$0.06
Granted	—	$—	4,504,974	$0.04
Vested	(200,000)	$(0.04)	(3,442,474)	$(0.04)
Forfeited	—	$—	(50,000)	$(0.08)
Nonvested options at end of period	1,150,000	$0.05	2,085,584	$0.05

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the three months ended March 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	—	$—	1,484,488	$0.05
Granted	—	$—	—	$—
Vested	—	$—	(408,164)	$(0.05)
Forfeited	—	$—	(50,000)	$(0.12)
Nonvested grants at end of period	—	$—	1,026,324	$0.05

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

As of March 31, 2025, there was $-0- of total unrecognized compensation cost related to stock grants made under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.5 years. No grants were made in the three months ended March 31, 2025 or 2024. The aggregate fair value of share grants that vested during the three months ended March 31, 2025 and 2024 was $-0- and $20,000, respectively. Stock based compensation expense related to stock grants was $-0- and $1,796 in the three months ended March 31, 2025 and 2024, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 96% and 91% of its product sales made through MOD in the three months ended March 31, 2025 and 2024, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Leases

Maturities of operating lease liabilities were as follows as of March 31, 2025:

2025	$213,983
2026	200,969
2027	989
Total lease payments	415,941
Less interest	(118,459)
Present value of lease liabilities	$297,482

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING

As of March 31, 2025, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) CCN, a primary care providing a comprehensive range of medical services, and (iv) AEU, a minimally and non-invasive cosmetic services. During 2024, the Company replaced its NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. The Digital Healthcare segment develops and plans to operate an online personal medical information and record archive system, the “HealthLynked Network,” which facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. The Medical Distribution Division is comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices throughout the United States.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended March 31, 2025 was as follows:

	Three Months Ended March 31, 2025
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$752,015	$—	$—	$752,015
Subscription revenue	—	9,584	—	9,584
Product revenue	—	—	12,609	12,609
Total revenue	752,015	9,584	12,609	774,208

Operating Expenses
Practice salaries and benefits	402,366	—	—	402,366
Other practice operating expenses	313,976	—	—	313,976
Cost of product revenue	—	—	17,816	17,816
Selling, general and administrative expenses	—	620,541	8,874	629,415
Depreciation and amortization	26,850	1,174	—	28,024
Total Operating Expenses	743,192	621,715	26,690	1,391,597

Income (loss) from operations	$8,823	$(612,131)	$(14,081)	$(617,389)

Other Segment Information
Loss on extinguishment of debt	$—	$(42,726)	$—	$(42,726)
Change in fair value of debt	$—	$49,186	$—	$49,186
Gain on change in fair value of derivative financial instruments	$—	$(45,038)	$—	$(45,038)
Amortization of original issue discounts on notes payable	$2,964	$402,149	$—	$405,113
Interest expense and other	$(7,072)	$74,087	$—	$67,015

Identifiable Assets
Identifiable assets as of March 31, 2025	$373,572	$1,681,663	$2,079	$2,057,314
Identifiable assets as of December 31, 2024	$496,391	$1,719,020	$7,578	$2,222,989

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$963,621	$—	$—	$963,621
Subscription revenue	—	7,628	—	7,628
Product revenue	—	—	32,983	32,983
Total revenue	963,621	7,628	32,983	1,004,232

Operating Expenses
Practice salaries and benefits	583,156	—	—	583,156
Other practice operating expenses	482,583	—	—	482,583
Cost of product revenue	—	—	30,579	30,579
Selling, general and administrative expenses	—	980,174	19,269	999,443
Depreciation and amortization	85,169	1,340	—	86,509
Total Operating Expenses	1,150,908	981,514	49,848	2,182,270

Loss from operations	$(187,287)	$(973,886)	$(16,865)	$(1,178,038)

Other Segment Information
Loss on extinguishment of debt	$—	$96,660	$—	$96,660
Amortization of original issue discounts on notes payable	$—	$108,265	$—	$108,265
Interest expense and other	$3,881	$874	$—	$4,755

Identifiable Assets
Identifiable assets as of March 31, 2024	$1,635,387	$2,246,600	$8,772	$3,890,759

The Digital Healthcare Division made intercompany sales of $-0 and $180 in the three months ended March 31, 2025 and 2024, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Contingent sale consideration receivable	$—	$—	$1,463,518	$1,463,518	$—	$—	$1,463,518	$1,463,518
Liabilities:
Derivative financial instruments	—	—	16,979	16,979	—	—	—	—
Convertible notes payable to related party	—	—	1,607,947	1,607,947	—	—	671,025	671,025
	$—	$—	$1,624,926	$1,624,926	$—	$—	$671,025	$671,025

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024

Change in fair value of debt	$(49,186)	$—
Contingent acquisition consideration payable*	—	76
Change in fair value of derivative financial instruments	$45,038	$—

Total	$(4,148)	$76

* - Item included in “Interest expense and other” on the condensed consolidated statement of operations.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2025, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, other than the following:

On April 1, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $20,000, an interest rate of 12% per annum, and a maturity date of October 1, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $20,000.

On April 9, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $100,000, an interest rate of 12% per annum, and a maturity date of October 9, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $100,000.

On April 16, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $15,000, an interest rate of 12% per annum, and a maturity date of October 16, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $15,000.

On April 22, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of October 22, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $65,000.

On May 8, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $100,000, an interest rate of 12% per annum, and a maturity date of November 8, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $100,000.

On May 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of November 12, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $50,000.

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

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes the changes in our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%

Patient service revenue, net	$752,015	$963,621	$(211,606)	-22%
Subscription revenue	9,584	7,628	1,956	26%
Product revenue	12,609	32,983	(20,374)	-62%
Total revenue	774,208	1,004,232	(230,024)	-23%

Operating Expenses and Costs
Practice salaries and benefits	402,366	583,156	(180,790)	-31%
Other practice operating expenses	313,976	482,583	(168,607)	-35%
Cost of product revenue	17,816	30,579	(12,763)	-42%
Selling, general and administrative expenses	629,415	999,443	(370,028)	-37%
Depreciation and amortization	28,024	86,509	(58,485)	-68%
Loss from operations	(617,389)	(1,178,038)	560,649	-48%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	42,726	(96,660)	139,386	-144%
Loss on change in fair value of debt	(49,186)	—	(49,186)	*
Gain on change in fair value of derivative financial instruments	45,038	—	45,038	*
Amortization of original issue discounts on notes payable	(405,113)	(108,265)	(296,848)	274%
Interest expense and other	(67,015)	(4,755)	(62,260)	1,309%
Total other income (expenses)	(433,550)	(209,680)	(223,870)	107%

Net loss	$(1,050,939)	$(1,387,718)	$336,779	-24%

* - Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $211,606, or 22% year-over-year, from $963,621 in the three months ended March 31, 2024, to $752,015 in the three months ended March 31, 2025, primarily as a result of (i) a 100% decrease at our NWC practice of $141,149 due to the discontinuation of this practice in October 2024, (ii) a 12% year-over-year decrease at our NCFM practice of $87,318 due to changes in clinical staffing and cost reductions, (iii) a 77% year-over-year decrease at our AEU practice of $6,674, (iv) and a 2% decrease at our BTG practice of $2,092, offset by (v) first quarter 2025 revenue of $25,627 from our newly-launched CCN practice. The reduction in revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $349,397, or 33%, from the three months ended March 31, 2024 to the three months ended March 31, 2025.

Subscription revenue in the three months ended March 31, 2025 increased by $1,956, or 26% year-over-year, to $9,584 in the three months ended March 31, 2025, from $7,628 in the three months ended March 31, 2024, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $12,609 in the three months ended March 31, 2025, compared to $32,983 in the three months ended March 31, 2024, a decrease of $20,374, or +3%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $180,790, or 31%, to $402,366 in the three months ended March 31, 2025, compared to $583,156 in the three months ended March 31, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating int eh second half of 2024 and beginning of 2025.

Other practice operating costs decreased by $168,607 or 35%, to $313,976 in the three months ended March 31, 2025 from $482,583 in the three months ended March 31, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating int eh second half of 2024 and beginning of 2025.

Cost of product revenue was $17,816 in the three months ended March 31, 2025, a decrease of $12,763, or 42%, compared to $30,579 in the same period of 2024, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $370,028, or 37%, to $629,415 in the three months ended March 31, 2025 compared to $999,443 in the three months ended March 31, 2024, primarily due to lower salaried overhead in the corporate office, lower stock-based compensation expense resulting from fewer employee and consultant grants in 2025, and lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the three months ended March 31, 2025 decreased by $58,485, or 68%, to $28,024 compared to $86,509 in the three months ended March 31, 2024, primarily as a result of the impairment of NCFM intangible assets in September 2024 resulting in no amortization in the three months ended March 31, 2025.

Loss from operations decreased by $560,649, or 48%, to $617,389 in the three months ended March 31, 2025 compared to $1,178,038 in the three months ended March 31, 2024, primarily as a result of reduced practice operating costs and corporate overhead costs, offset in part by lower revenue.

Other Income (Expenses)

Gain (loss) on extinguishment of debt in the three months ended March 31, 2025 was a gain of $42,276, compared to a loss of $96,660 in the three months ended March 31, 2024. Gain on extinguishment of debt in the three months ended March 31, 2025 resulted from the extension of 12 notes payable to Dr. Dent during the quarter. Loss on extinguishment of debt in the three months ended March 31, 2024 resulted from a maturing note payable to Dr. Dent refinanced with a new convertible note payable in the same amount.

Loss on the change in fair value of debt was $49,186 in the three months ended March 31, 2025 related to 13 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. There were no such gains or losses in the three months ended March 31, 2024.

Gain on change in fair value of derivative financial instruments was $45,038 in the three months ended March 31, 2025, resulting from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end. There were no such gains or losses in the three months ended March 31, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended March 31, 2025 was $405,113, an increase of $296,848, or 274%, compared to $108,265 in the three months ended March 31, 2024. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to higher notes payable balances and larger equity-based and original issue discounts offered for new notes payable, and therefore larger corresponding amortizable discount balances, in 2025 compared to 2024.

Interest expense and other increased by $62,260, or 1,309%, to $67,015 for the three months ended March 31, 2025, compared to $4,755 in the three months ended March 31, 2024, due to an increase in interest-bearing notes payable to related parties during 2024 and first quarter 2025, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other income (expenses) increased by $223,870, or 107%, to net expense of $433,550 in the three months ended March 31, 2025 compared to net expense of $209,680 in the three months ended March 31, 2024. The change was primarily a result of higher debt-related discount amortization and interest charges in 2025 corresponding to higher debt balances with larger initial fees and discounts, as well as losses related to the change in fair value of debt carried at fair value in 2025.

Net loss

Net loss decreased by $336,779, or 24%, to $1,050,939 in the three months ended March 31, 2025, compared to net loss of $1,387,718 in the three months ended March 31, 2024, primarily as a result of reduced practice operating costs and corporate overhead costs from cost cutting measures implemented starting in 2024, offset by lower revenue from our practices and higher financing-related other expenses.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our continuing operations.

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (May 15, 2026).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before May 15, 2026 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, either via additional advances made pursuant to the SEPA or from other sources, there is substantial doubt about our ability to continue as a going concern through May 15, 2026. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of March 31, 2025, we had cash balances of $22,270, a working capital deficit of $4,032,140 and an accumulated deficit of $49,215,554. For the three months ended March 31, 2025, we had a net loss of $1,050,939 and we used cash from operating activities of $432,553. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through December 31, 2024, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

On July 5, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to 30,000,000 shares of our common stock, par value $0.0001 per share, at our request any time during the three-year commitment period set forth in the SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock sold by us to Yorkville pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period, we cannot reliably predict the actual purchase price per share to be paid by Yorkville for those shares, or the actual gross proceeds we will receive from those sales, if any. During January 2023, we sold 225,000 shares of common stock under the SEPA, receiving $18,765 in proceeds, all of which was applied to the balance of a then-outstanding promissory note payable to Yorkville. We have not sold any additional shares under the SEPA since January 2023. The SEPA will expire in July 2025.

During the three months ended March 31, 2025, we issued 3 new convertible notes payable to our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $175,000, refinanced or extended five existing notes with an aggregate principal of $1,216,500, and refinanced undocumented advances received in third and fourth quarter of 2024 into a convertible note payable with a principal amount of $420,000. We also issued notes payable to third parties for net cash proceeds of $305,000. We made repayments on third-party notes of $111,418 in three months ended March 31, 2025.

On January 17, 2023, we entered into the AHP Merger Agreement, pursuant to which the Buyer agreed to buy, and we agreed to sell, AHP. Since the sale date, we have received the following proceeds: (i) $750,000 upon signing of the AHP Merger Agreement, (ii) $31,381 in March 2023 for the Stub Period Reimbursement, (iii) $1,750,000 ($1,540,000 net after commissions) in Incremental Cash Consideration during June, July and August for meeting participating physician transfer milestones, (iv) $1,873,993 gross ($1,186,231 net after commissions) in October 2023 from the 2022 MSSP Consideration, and (v) $500,000 ($325,000 net after payments to participating physicians and commissions) in November 2024 from the Physician Advance Consideration. We may receive future proceeds comprised of proceeds from sale of shares of the Buyer if the Buyer completes an initial public offering by August 31, 2025.

On May 1, 2025, we filed a Regulation A Offering Statement on Form 1-A for the sale of up to $10,000,000 of our common stock, par value $0.0001 per share. Any proceeds from the offering are subject to effectiveness of the Offering Statement and demand from the market to purchase our common stock.

Without raising additional capital, whether via the sale of equity or debt instruments, from proceeds from the Regulation A Offering, receipt of remaining contingent consideration related to the sale of the ACO/MSO Division, from additional advances made pursuant to the SEPA, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(432,553)	$(854,855)
Investing activities	—	(2,598)
Financing activities	378,582	633,722
Net increase (decrease) in cash	$(53,971)	$(223,731)

Operating Activities – During the three months ended March 31, 2025, we used cash from operating activities of $432,553, as compared with $854,855 in the three months ended March 31, 2024. The decrease in cash usage results primarily from cost reduction efforts at our Health Services practices and our corporate office.

Investing Activities – During the three months ended March 31, 2024, we used $2,598 in investing activities related to acquisition of computers and office equipment. We did not use any cash in investing activities during the three months ended March 31, 2025.

Financing Activities – During the three months ended March 31, 2025, cash provided by financing activities was $378,582, comprised of $10,000, from the sale of common stock, $305,000 from the issuance of notes payable to third parties and $175,000 from the issuance of notes payable to related parties, offset by $111,418 repayments made against notes payable balances to third parties. During the three months ended March 31, 2024, cash provided by financing activities was $633,722, comprised of $355,000, from the sale of common stock and $500,000 from the issuance of notes payable to related parties, offset by $221,278 repayments made against notes payable balances.

Exercise of Warrants and Options

No warrants or options were exercised during the three months ended March 31, 2025 or 2024.

Other Outstanding Obligations at March 31, 2025

As of March 31, 2025, 80,300,130 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.023 to $1.05.

As of March 31, 2025, 6,157,422 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.0569 to $0.263.

As of March 31, 2025, 3,324,412 shares of our common stock are earned but unissued pursuant to consulting and director agreements.

As of March 31, 2025, 78,855,115 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holder of those instruments, Dr. Michael Dent.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 16, 2025, we issued a promissory note payable to an investor with a stated principal amount of $150,650 and prepaid interest of $18,078 for total repayments of $168,278. We received net proceeds of $125,000 after original issue discount of $19,650 and fees of $6,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2025. We are required to make 10 monthly payments of $16,873 starting February 15, 2025 and ending on November 15, 2025. The note gives the holder a conversion right at a 39% discount to the market price of our common stock only in the event of default.

On January 24, 2025, we issued a promissory note payable to an investor with a stated principal amount of $98,900 and prepaid interest of $13,846 for total repayments of $112,746. We received net proceeds of $80,000 after original issue discount of $12,900 and fees of $6,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 30, 2025. We are required to make a payment of $56,373 on July 30, 2025 and monthly installments of $14,093 thereafter ending on November 30, 2025. The January 2025 Note II gives the holder a conversion right at a 39% discount to the market price of our common stock only in the event of default.

On February 14, 2025, we issued a promissory note payable to an investor with a stated principal amount of $121,900 and prepaid interest of $13,846 for total repayments of $14,628. We received net proceeds of $100,000 after original issue discount of $15,900 and fees of $6,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on December 15, 2025. We are required to make 10 monthly payments of $13,653 starting March 15, 2025 and ending on December 15, 2025. The February 2025 Note gives the holder a conversion right at a 25% discount to the market price of our common stock only in the event of default.

On March 4, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of September 4, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.049 per share. We received net proceeds of $50,000.

On March 12, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $60,000, an interest rate of 12% per annum, and a maturity date of September 12, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.03 per share.

On March 20, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $420,000, an interest rate of 12% per annum, and a maturity date of September 20, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0375 per share. The note was issued in exchange for the Undocumented Advances totaling $420,000 made by the trust between September and November 2024.

On March 27, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of September 27, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.031 per share. The Company received net proceeds of $65,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Exhibit Description
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	*	Inline XBRL Instance Document
Inline XBRL Taxonomy Extension Schema Document
Inline XBRL Taxonomy Extension Calculation Linkbase Document
Inline XBRL Taxonomy Extension Definition Linkbase Document
Inline XBRL Taxonomy Extension Label Linkbase Document
Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2025

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Jeremy Daniel
	Name:	Jeremy Daniel
	Title:	Chief Financial Officer and Principal Financial Officer