Form 10-Q
period 2025-06-30
HealthLynked Corp
filed 2025-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 281,947,151 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets
Cash	$20,201	$76,241
Inventory, net	27,589	44,686
Prepaid expenses and other current assets	48,022	56,719
Contingent sale consideration receivable, current portion	1,463,518	1,463,518
Total Current Assets	1,559,330	1,641,164

Property and equipment, net of accumulated depreciation of $690,101 and $634,839 as of June 30, 2025 and December 31, 2024, respectively	121,314	176,576
Right of use lease assets	153,813	361,109
Deposits, long term portion	13,993	44,140

Total Assets	$1,848,450	$2,222,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$806,270	$765,312
Contract liabilities	155,212	232,545
Lease liability, current portion	137,703	208,549
Derivative financial instruments	16,285	---
Notes payable and other amounts due to related party, net of unamortized original issue discount of $35,846 and $494,104 as of June 30, 2025 and December 31, 2024, respectively	4,574,766	3,212,521
Notes payable, current portion, net of unamortized original issue discount of $99,723 and $27,414 as of June 30, 2025 and December 31, 2024, respectively	291,788	127,095
Indemnification liability	143,974	143,974
Total Current Liabilities	6,125,998	4,689,996

Long-Term Liabilities
Lease liability, long term portion	16,110	153,592
Government and other notes payable, long term portion	458,660	508,610

Total Liabilities	6,600,768	5,352,198

Commitments and contingencies (Note 14)

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 281,947,151 and 281,947,151 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	28,195	28,195
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 3,482,307 and 3,063,188 as of June 30, 2025 and December 31, 2024, respectively	170,877	161,632
Additional paid-in capital	44,962,452	44,842,829
Accumulated deficit	(49,916,592)	(48,164,615)
Total Shareholders’ Deficit	(4,752,318)	(3,129,209)

Total Liabilities and Shareholders’ Deficit	$1,848,450	$2,222,989

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Patient service revenue, net	$572,840	$763,163	$1,324,855	$1,726,784
Subscription revenue	7,099	8,166	16,683	15,794
Product revenue	12,421	23,749	25,030	56,732
Total revenue	592,360	795,078	1,366,568	1,799,310

Operating Expenses and Costs
Practice salaries and benefits	285,379	513,891	687,745	1,097,047
Other practice operating expenses	247,395	389,222	561,371	871,805
Cost of product revenue	15,978	24,723	33,794	55,302
Selling, general and administrative expenses	451,755	861,469	1,081,170	1,860,912
Depreciation and amortization	27,238	85,262	55,262	171,771
Total Operating Expenses and Costs	1,027,745	1,874,567	2,419,342	4,056,837

Loss from operations	(435,385)	(1,079,489)	(1,052,774)	(2,257,527)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	132,246	(73,567)	174,972	(170,227)
Gain (loss) on change in fair value of debt	(105,502)	27,900	(154,688)	27,900
Gain on change in fair value of derivative financial instruments	694	---	45,732	---
Amortization of original issue discounts on notes payable	(214,580)	(371,356)	(619,693)	(479,621)
Interest expense and other	(78,511)	(43,924)	(145,526)	(48,679)
Total other income (expenses)	(265,653)	(460,947)	(699,203)	(670,627)

Loss before provision for income taxes	(701,038)	(1,540,436)	(1,751,977)	(2,928,154)

Provision for income taxes	---	---	---	---

Net loss	$(701,038)	$(1,540,436)	$(1,751,977)	$(2,928,154)

Net loss per share, basic and diluted:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Fully diluted	(0.00)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares:
Basic	281,947,151	281,788,578	281,947,151	281,136,423
Fully diluted	281,947,151	281,788,578	281,947,151	281,136,423

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	281,947,151	2,750,000	28,195	2,750	161,632	44,842,829	(48,164,615)	(3,129,209)

Sales of common stock	---	---	---	---	3,245	---	---	3,245
Fair value of warrants allocated to proceeds of common stock	---	---	---	---	---	6,755	---	6,755
Stock fees related to sales of common stock	---	---	---		3,000	(3,000)	---	---
Fair value of warrants to extend related party debt	---	---	---	---	---	25,625	---	25,625
Shares and options issued to employees	---	---	---	---	---	7,126	---	7,126
Net loss	---	---	---	---	---	---	(1,050,939)	(1,050,939)

Balance at March 31, 2025	281,947,151	2,750,000	28,195	2,750	167,877	44,879,335	(49,215,554)	(4,137,397)

Stock fees related to sales of common stock	---	---	---		3,000	(3,000)	---	---
Fair value of warrants to extend related party debt	---	---	---	---	---	22,126	---	22,126
Fair value of beneficial conversion feature allocated to proceeds of related party debt	---	---	---	---	---	58,725	---	58,725
Shares and options issued to employees	---	---	---	---	---	5,266	---	5,266
Net loss	---	---	---	---	---	---	(701,038)	(701,038)

Balance at June 30, 2025	281,947,151	2,750,000	28,195	2,750	170,877	44,962,452	(49,916,592)	(4,752,318)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2025

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

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,751,977)	$(2,928,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,262	171,771
Stock based compensation, including amortization of deferred equity compensation	12,393	180,168
Gain on change in fair value of derivative financial instruments	(45,732)	---
Amortization of debt discount	619,693	479,621
(Gain) loss on extinguishment of debt	(174,972)	170,227
Change in fair value of debt	154,688	(27,900)
Gain from realization of contingent sale consideration receivable	---	(711)
Changes in operating assets and liabilities:
Accounts receivable	---	(17,698)
Inventory	17,097	36,792
Contract assets	9,381	---
Prepaid expenses and other current assets	29,461	20,468
Right of use lease assets	122,121	165,264
Accounts payable and accrued expenses	302,982	189,591
Lease liability	(123,153)	(165,427)
Contract liabilities	(77,333)	12,439
Net cash used in operating activities	(850,089)	(1,713,549)

Cash Flows from Investing Activities
Acquisition of property and equipment	---	(2,598)
Net cash used in investing activities	---	(2,598)

Cash Flows from Financing Activities
Proceeds from sale of common stock	10,000	405,000
Proceeds from related party notes payable	710,000	1,650,000
Proceeds from third party notes payable	305,000	135,000
Repayment of related party notes payable	---	(37,602)
Repayment of third party notes payable	(230,951)	(510,773)
Net cash provided by financing activities	794,049	1,641,625

Net decrease in cash	(56,040)	(74,522)
Cash, beginning of period	76,241	247,222

Cash, end of period	$20,201	$172,700

(continued)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025		2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$13,158		$13,158
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability		$29,997		$28,044
Extinguishment of operating lease: right of use asset and lease liability		$(115,172)	$	---
Fair value of options issued in satisfaction of common stock issuable	$	---		$283,869
Fair value of warrants allocated to proceeds of related party notes payable	$	---		$552,848
Fair value of derivative financial instruments allocated to proceeds of third party notes payable		$62,017	$	---
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable		$58,724		$539,310
Original issue discounts allocated to proceeds of notes payable		$113,002	$	---
Fair value of warrants issued to extend related party debt		$47,751		$21,518
Principal amount of convertible notes payable to related party refinanced		$2,981,500	$	---
Principal amount of undocumented advances converted to convertible note payable to related party		$420,000	$	---
Incremental fair value of convertible note payable to related party resulting from refinancing		$11,607		$88,127
Fair value of shares issued for equity issuance costs		$6,000	$	---
Accrued interest included in fair value of note payable		$234,329		$8,712
Accounts payable included in principal balance of notes payable to related party		$27,692	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

The Company currently operates in three distinct divisions:

●	Health Services Division: This division is comprised of the operations of (i) Naples Center for Functional Medicine (“NCFM”), a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) Concierge Care Naples (“CCN”), a primary care providing a comprehensive range of medical services, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a minimally and non-invasive cosmetic services. During 2024, the Company replaced our Naples Women’s Center (“NWC”) Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. During May 2025, the Company consolidated the NCFM, AEU and CCN practices into the former NWC office.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

In a strategic restructuring, during October 2022, our Board of Directors (the “Board”) approved the divestiture of the former ACO/MSO Division, including Cura Health Management LLC (“CHM”) and its subsidiary ACO Health Partners LLC (“AHP”). CHM and AHP were involved in enhancing coordinated care through the Medicare Shared Savings Program (“MSSP”). The divestiture was completed on January 17, 2023, aligning with the Company’s focus on core growth areas. See Note 4, “Sale of AHP,” for additional information.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2025. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

JUNE 30, 2025 (UNAUDITED)

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three and six months ended June 30, 2025, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about fair valuation of derivative financial instruments; cash flow and fair value assumptions associated with measurements of contingent sale consideration receivable and impairment of intangible assets; valuation of inventory; collection of accounts receivable; the valuation and recognition of stock-based compensation expense; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

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

JUNE 30, 2025 (UNAUDITED)

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

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the three or six months ended June 30, 2025 or 2024 to the judgments applied in determining the amount and timing of patient service revenue. Subsequent to the cessation of the NWC practice on October 1, 2024, the Company no longer bills Medicare, Medicaid, or other third-party insurers for any of its patient services.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of June 30, 2025 and December 31, 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

JUNE 30, 2025 (UNAUDITED)

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

JUNE 30, 2025 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three or six months ended June 30, 2025 and 2024, since the Company has sustained a loss for all such periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2025 and 2024, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2025 and December 31, 2024, potentially dilutive securities were comprised of (i) 81,412,504 and 101,488,821 warrants outstanding, respectively, (ii) 6,119,379 and 6,157,422 stock options outstanding, respectively, (iii) up to 3,482,307 and 3,063,188 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (iv) up to 105,802,352 and 62,537,933 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, and (v) up to 13,750,000 and 13,750,000 shares of common stock issuable upon conversion of Series B Preferred stock.

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

JUNE 30, 2025 (UNAUDITED)

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

JUNE 30, 2025 (UNAUDITED)

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

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 14, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 14, 2026.

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

As of June 30, 2025, the Company had cash balances of $20,201, a working capital deficit of $4,566,668 and an accumulated deficit of $49,916,592. For the six months ended June 30, 2025, the Company had a net loss of $1,751,977 and used cash from operating activities of $850,089. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

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

During the six months ended June 30, 2025, the Company also (i) received net proceeds from the issuance of notes payable to related parties and third parties totaling $1,015,000 and made repayments on existing and new notes payable to third parties totaling $230,951, and (ii) received $10,000 proceeds from the sale of its common stock.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through August 14, 2026. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

JUNE 30, 2025 (UNAUDITED)

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

After January 17, 2023, and as prescribed under EITF 09-4, the Company elected to subsequently treat the contingent consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period. The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. No such gains or losses were recognized during the three or six months ended June 30, 2025 or 2024.

The carrying value of the remaining unresolved components of contingent consideration receivable as of June 30, 2025 and December 31, 2024 was $1,463,518 and $1,463,518, respectively, comprised of the carrying value of the IPO Share Consideration.

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Insurance prepayments	$5,915	$5,916
Other expense prepayments	6,326	19,838
Lease deposits	39,097	55,047
Contract assets	10,677	20,058
Total prepaid expenses and other	62,015	100,859
Less: long term portion	(13,993)	(44,140)
Prepaid expenses and other, current portion	$48,022	$56,719

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Medical equipment	$496,452	$496,452
Furniture, office equipment and leasehold improvements	314,963	314,963

Total property and equipment	811,415	811,415
Less: accumulated depreciation	(690,101)	(634,839)

Property and equipment, net	$121,314	$176,576

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense was $27,238 and $29,531, during the three months ended June 30, 2025 and 2024, respectively, and $55,262 and $59,000 during the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 – LEASES

As of June 30, 2025 Company had an operating lease, and related amendments thereto, for (i) office space housing its consolidated NCFM, AEU and CCN practices along with its Digital Healthcare and administrative functions expiring in July 2026, (ii) its BTG practice expiring in March 2026, and (iii) a copier lease that expires in January 2027. As of June 30, 2025, the Company’s weighted-average remaining lease term relating to its operating leases was 1.1 years, with a weighted-average discount rate of 24.22%.

Effective in April 2025, the Company renewed its lease for its BTG facility for a period of one year, until March 31, 2026. In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $29,997. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.07%.

Effective June 30, 2025, the Company and the Lessor agreed to terminate a previously existing headquarters lease housing the Company’s Digital Healthcare and administrative functions, which was set to expire in November 2026. In connection with the lease termination, the Company wrote off an ROU lease asset and lease liability in the amount of $115,172 and forfeited lease deposits in the amount of $30,146. The Company recognized a loss on termination of lease in the amount of $30,146 that is included in general and administrative expenses on the accompanying statement of operations.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Lease assets	$153,813	$361,109

Lease liabilities
Lease liabilities (short term)	$137,703	$208,549
Lease liabilities (long term)	16,110	153,592
Total lease liabilities	$153,813	$362,141

Lease expense was $84,829 and $129,968, during the three months ended June 30, 2025 and 2024, respectively, and $167,148 and $259,399 during the six months ended June 30, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of June 30, 2025:

2025 (July through December)	$90,204
2026	97,016
2027	989
Total lease payments	188,209
Less interest	(34,396)
Present value of lease liabilities	$153,813

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Trade accounts payable	$575,063	$468,803
Accrued payroll liabilities	42,581	17,827
Accrued operating expenses	78,316	90,462
Accrued interest	66,726	161,171
Accrued commissions payable from 2022 MSSP Consideration	25,000	25,000
Product return allowance	18,584	2,049
	$806,270	$765,312

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Patient services paid but not provided - NCFM	$56,737	$86,201
Patient services paid but not provided - BTG	57,667	111,877
Patient services paid but not provided - CCN	38,306	32,743
Unshipped products - MOD	2,502	1,724
	$155,212	$232,545

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2025 and December 31, 2024 were comprised of the following:

	June 30,		December 31,
	2025		2024

Convertible Note Payable I to Dr. Michael Dent, March 2024	$372,879	*	$393,317	*
Convertible Note Payable II to Dr. Michael Dent, March 2024 **	167,336	*	131,615	*
Convertible Note Payable III to Dr. Michael Dent, March 2024 **	186,472	*	146,093	*
Convertible Note Payable IV to Dr. Michael Dent, April 2024	158,109	*	150,000
Convertible Note Payable V to Dr. Michael Dent, April 2024	53,113	*	50,000
Convertible Note Payable VI to Dr. Michael Dent, June 2024	1,035,082	*	1,000,000
Convertible Note Payable VII to Dr. Michael Dent, September 2024	38,748	*	36,842
Convertible Note Payable VIII to Dr. Michael Dent, April 2025	11,071	*	10,526
Convertible Note Payable IX to Dr. Michael Dent, September 2024	77,496	*	73,684
Convertible Note Payable X to Dr. Michael Dent, September 2024	22,142	*	21,053
Convertible Note Payable X to Dr. Michael Dent, September 2024	110,708	*	105,263
Convertible Note Payable XI to Dr. Michael Dent, September 2024	132,850	*	126,316
Convertible Note Payable XII to Dr. Michael Dent, September 2024	110,708	*	105,263
Convertible Note Payable XIII to Dr. Michael Dent, September 2024	55,354	*	52,632
Convertible Note Payable XIV to Dr. Michael Dent, September 2024	166,062	*	157,895
Convertible Note Payable XV to Dr. Michael Dent, September 2024	221,416	*	210,526
Advances payable to Dr. Michael Dent, September 2024	---		40,000
Advances payable to Dr. Michael Dent, October 2024	---		270,000
Advances payable to Dr. Michael Dent, November 2024	---		110,000
Convertible Note Payable XVI to Dr. Michael Dent, December 2024	25,893	*	25,000
Convertible Note Payable XVII to Dr. Michael Dent, December 2024	75,117	*	70,000
Convertible Note Payable XVIII to Dr. Michael Dent, December 2024	131,764	*	120,000
Convertible Note Payable XIX to Dr. Michael Dent, March 2025	50,000		---
Convertible Note Payable XX to Dr. Michael Dent, March 2025	60,000		---
Convertible Note Payable XXI to Dr. Michael Dent, March 2025	420,000		---
Convertible Note Payable XXII to Dr. Michael Dent, March 2025	65,000		---
Convertible Note Payable XXIII to Dr. Michael Dent, April 2025	20,000		---
Convertible Note Payable XXIV to Dr. Michael Dent, April 2025	100,000		---
Convertible Note Payable XXV to Dr. Michael Dent, April 2025	15,000		---
Convertible Note Payable XXVI to Dr. Michael Dent, April 2025	65,000		---
Convertible Note Payable XXVII to Dr. Michael Dent, May 2025	100,000		---
Convertible Note Payable XXVIII to Dr. Michael Dent, May 2025	50,000		---
Convertible Note Payable XXIX to Dr. Michael Dent, May 2025	35,000		---
Convertible Note Payable XXX to Dr. Michael Dent, June 2025	83,846		---
Convertible Note Payable XXXI to Dr. Michael Dent, June 2025	43,846		---
Convertible Note Payable XXXII to Dr. Michael Dent, June 2025	50,000		---
Face value of notes payable to related party	4,310,012		3,406,025
Less: unamortized discounts	(35,846)		(494,104)
Notes payable to related party, total	4,274,166		2,911,921
Plus deferred compensation payable to Dr. Michael Dent	300,600		300,600
Total due to related party	$4,574,766		$3,212,521

*	- denotes note payable carried at fair value

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 14, 2023, the Company issued a promissory note payable to a trust controlled by Dr. Dent with a stated principal amount of $112,510 and prepaid interest of $13,501 for total scheduled repayments of $126,011 (the “March 2023 Dent Note”). The March 2023 Dent Note had an original issue discount of $12,510, resulting in net proceeds to the Company of $100,000. At inception, the Company recognized a note payable in the amount of $126,011 and a discount against the note payable of $26,011. The March 2023 Dent Note did not bear interest in excess of the prepaid interest and original issue discount and matures on March 14, 2024. The Company is required to make 10 monthly payments of $12,601 starting April 30, 2023. At inception, the Company recorded a discount against the note of $26,011, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The March 2023 Dent Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The Company made payments totaling $-0- and $-0- and in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $-0- in the six months ended June 30, 2025 and 2024. Amortization of debt discount was $-0- and $2,504 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $2,504 in the six months ended June 30, 2025 and 2024 respectively. The March 2023 Dent Note was repaid in January 2024.

On June 26, 2023, the Company issued an unsecured promissory note to Dr. Michael Dent with a face value of $25,000 (the “June 2023 Dent Note II”). The June 2023 Dent Note II bore a fixed interest charge of $1,875 (15% per annum) and matured on December 26, 2023. At inception, the Company recorded a note payable in the amount of $26,875 and a discount against the note of $1,875. Amortization of debt discount was $-0- and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made payments totaling $-0- and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $25,000 in the six months ended June 30, 2025 and 2024, respectively. The June 2023 Dent Note II was repaid in full in January 2024.

On December 1, 2023, the Company issued an unsecured promissory note to a trust controlled by Dr. Dent a promissory note with a face value of $150,000 (the “December 2023 Dent Note”). The December 2023 Dent Note bears a fixed interest charge of $15,000 (10% per annum) and $1,500 in fixed fees and matures on February 28, 2024. The Company received net proceeds of $150,000 after discounts and fees. In connection with the note, the Company issued 1,500,000 five-year warrants to the holder with an exercise price of $0.06. The fair value of the warrants was $32,269. At inception, the Company recorded a note payable in the amount of $166,500 and a discount against the note payable of $48,769 for the allocated fair value of the original issue discount and warrants. Amortization of debt discount was $-0- and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $32,330 in the six months ended June 30, 2025 and 2024, respectively. On March 27, 2024, the December 2023 Dent Note was refinanced and replaced with the March 2024 Dent Note III as described below. No loss on extinguishment of debt was recognized in the six months ended June 30, 2024 because the discount was fully amortized at the time of the refinancing. As of June 30, 2025 and December 31, 2024, remaining payments were $-0- and $-0-, respectively, and the net carrying value was $-0- and $-0-, respectively.

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

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Net proceeds from the March 2024 Dent Note I were $350,000. At inception, the Company recorded a discount of $203,588, representing the allocated fair value of the beneficial conversion feature (“BCF”) and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note I. The discount was being amortized over the original life of the note. Amortization of debt discount was $-0- and $194,736 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $203,588 in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments against the March 2024 Dent Note I in the six months ended June 30, 2024 or 2023. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 393,750 shares of the Company’s common stock at an exercise price of $0.081 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. In connection with the extension, the Company recognized a loss on extinguishment of debt of $65,936 in the three and six months ended June 30, 2024 and the March 2024 Dent Note I was recorded at its fair value of $405,006. On December 31, 2024, in exchange for a ten-year warrant to purchase 618,750 shares of the Company’s common stock at an exercise price of $0.0226 per share, the maturity date on the March 2024 Dent Note I was extended until June 27, 2025, the maturity date on the April 2024 Dent Note I (as defined below) was extended until April 10, 2025, the maturity date on the April 2024 Dent Note II (as defined below) was extended until April 18, 2025, and the interest rate on each of the extended notes was increased from 12% to 15% (the “December Extension”). The fair value of the warrant was $8,653. Because the discounted cash flows before and after the December Extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and note was recorded at and will be carried at its fair value. On June 30, 2025, the maturity date on the March 2024 Dent Note I, along with six other Dent notes, was extended until December 31, 2025 in exchange for a ten-year warrant to purchase 1,986,625 shares of the Company’s common stock at an exercise price of $0.02 per share (the “June 2025 Extension”). The warrant had a total fair value of $22,126, which was allocated amongst the notes included in the June 2025 Extension. The Company recognized a gain on debt extinguishment of $35,820 for the March 2024 Dent Note I in the three and six months ended June 30, 2025 in connection with the June 2025 Extension. The Company recognized gains on change in fair value of debt in the amount of $42,801 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $19,770 and $-0- in the six months ended June 30, 2025 and 2024, respectively, to revalue the note at its fair value at period end. As of June 30, 2025 and December 31, 2024, the fair value (which equals the carrying value) of the March 2024 Dent Note I was $372,879 and $393,317, respectively, and remaining principal payments were $350,000 and $350,000, respectively. The March 2024 Dent Note I will continue to be revalued at fair value at future period ends.

Net proceeds from the March 2024 Dent Note II were $150,000. At inception, the Company recorded a discount of $89,222, representing the allocated fair value of the BCF and the portion of the fair value of the March 2024 Warrant allocated to the March 2024 Dent Note II. The discount is being amortized over the life of the note. Amortization of debt discount was $89,222 and $-0- in the years ended December 31, 2024 and 2023, respectively. The Company made no payments against the March 2024 Dent Note II in the years ended December 31, 2024 or 2023. On September 17, 2024, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the March 2024 Dent Note II was recorded at fair value following the extension. On March 20, 2025, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III and the September 2024 Notes, as defined below) was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share (the “March Extension”). The fair value of the warrant was $25,625, of which $3,160 was allocated to the extension of the March 2024 Dent Note II. Because the discounted cash flows from the March 2024 Dent Note II before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the March 2024 Dent Note II was recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $-0- and $9,776 in the three and six months ended June 30, 2025, respectively, related to the March 2024 Dent Note II. The Company recognized losses on changes in fair value of debt in the amount of $10,467 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $48,656 and $-0- in the six months ended June 30, 2025 and 2024, respectively, to revalue the note at its fair value at extension and at period end. As of June 30, 2025 and December 31, 2024, the fair value (which equals the carrying value) of the March 2024 Dent Note II was $167,336 and $131,615, respectively, and remaining principal payments were $150,000 and $150,000, respectively. The March 2024 Dent Note II will continue to be revalued at fair value at future period ends.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

The March 2024 Dent Note III refinanced the previously issued December 2023 Dent Note in the same principal amount of $166,500. Because the two notes were determined to be substantially different, the issuance of the March 2024 Dent Note III and repayment of the December 2023 Dent Note was treated as an extinguishment and reissuance. Accordingly, the Company recognized a loss on debt extinguishment of $96,660 and $-0- in the years ended December 31, 2024 and 2023, respectively, related to the original issuance of the March 2024 Dent Note III. On September 17, 2024, the maturity date on the March 2024 Dent Note III (as well as March 2024 Dent Note II) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 356,063 shares of the Company’s common stock at an exercise price of $0.0465 per share. Because the discounted cash flows from the note before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance. On March 20, 2025, the maturity date on the March 2024 Dent Note III (as well as March 2024 Dent Note II and the September 2024 Notes, as defined below) was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share. The fair value of the warrant was $25,625, of which $3,507 was allocated to the extension of the March 2024 Dent Note III. Because the discounted cash flows from the March 2024 Dent Note III before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the March 2024 Dent Note III was recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $-0- and $11,009 in the three and six months ended June 30, 2025 related to the March 2024 Dent Note III. The Company recognized losses on changes in fair value of debt in the amount of $11,700 and $-0- in the three months ended June 30, 2025, respectively, and $54,895 and $-0- in the six months ended June 30, 2025, respectively, to revalue the note at its fair value at extension and at period end. As of June 30, 2025 and December 31, 2024, the fair value (which equals the carrying value) of the March 2024 Dent Note II was $186,472 and $146,093, respectively, and remaining principal payments were $166,500 and $166,500, respectively. The March 2024 Dent Note III will continue to be revalued at fair value at future period ends.

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0577 per share. The Company received net proceeds of $150,000. At inception, the Company recorded a note payable in the amount of $150,000 with no related discounts. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note I was extended until April 10, 2025. Because the discounted cash flows from the note before and after the extension were determined to be not substantially different, the extension was treated as a modification. In connection with the modification, the Company recognized a discount of $7,279 against the April 2024 Dent Note I. On June 30, 2025, the maturity date on the April 2024 Dent Note I was extended until December 31, 2025 in the June 2025 Extension and the Company recognized a gain on debt extinguishment of $15,247 in the three and six months ended June 30, 2025 related to the April 2024 Dent Note I. Following the June 2025 Extension, the April 2024 Dent Note I was recorded at and carried at its fair value. Amortization of existing debt discount was $728 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $7,279 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments against the April 2024 Dent Note I in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value of the April 2024 Dent Note I was $158,109 and $142,721, respectively, and remaining principal payments were $150,000 and $-0-, respectively. The April 2024 Dent Note I will continue to be revalued at fair value at future period ends.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note II was extended until April 18, 2025. Because the discounted cash flows from the note before and after the extension were determined to be not substantially different, the extension was treated as a modification. In connection with the modification, the Company recognized a discount of $2,836 against the April 2024 Dent Note II. On June 30, 2025, the maturity date on the April 2024 Dent Note II was extended until December 31, 2025 in the June 2025 Extension and the Company recognized a gain on debt extinguishment of $4,640 in the three and six months ended June 30, 2025 related to the April 2024 Dent Note II. Following the June 2025 Extension, the April 2024 Dent Note II was recorded at and carried at its fair value. Amortization of existing debt discount was $473 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $2,836 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments against the April 2024 Dent Note II in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value of the April 2024 Dent Note II was $53,113 and $47,164, respectively, and remaining principal payments were $50,000 and $50,000, respectively. The April 2024 Dent Note II will continue to be revalued at fair value at future period ends.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 3, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0497 per share. The Company received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, the Company issued 10,000,000 ten-year warrants to the holder with an exercise price of $0.0497. The fair value of the warrants was $333,111. The fair value of the embedded conversion feature (“ECF”) was $392,905. At inception, the Company recorded a note payable in the amount of $1,000,000 and a discount against the note payable of $785,811 for the allocated fair value of the ECF, original issue discount and warrants. On June 30, 2025, the maturity date on the June 2024 Dent Note was extended until December 31, 2025 in the June 2025 Extension and the Company recognized a gain on debt extinguishment of $83,479 in the three and six months ended June 30, 2025 related to the June 2024 Dent Note. Following the June 2025 Extension, the June 2024 Dent Note was recorded at and carried at its fair value. Amortization of existing debt discount was $133,480 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $331,548 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $1,035,082 and $668,453, respectively, and remaining principal payments were $1,000,000 and $1,000,000, respectively. The June 2024 Dent Note will continue to be revalued at fair value at future period ends.

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

In connection with the September 2024 Notes, the Company issued to the holder a ten-year warrant to purchase 9,259,258 shares of common stock with an exercise price of $0.0486 (the “September 2024 Warrant”). The full amount of principal and accrued interest on each of the September 2024 Notes is due at the respective maturity date of each note. Each of the September 2024 Notes is convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.0486 per share. The fair value of the September 2024 Warrant was $271,256. The combined fair value of the ECFs on the September 2024 Notes was $244,979. At inception, the Company recorded notes payable in the amount of $900,000 and a discount against the September 2024 Notes of $486,288 for the allocated fair value of the ECF, original issue discount and warrants. Amortization of debt discount was $-0- and $-0- in the three months ended June 30, 2025, respectively, and $152,442 and $-0- in the six months ended June 30, 2025 and 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 20, 2025, the maturity date on the September 2024 Notes (as well as March 2024 Dent Note II and the March 2024 Dent Note III) was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 1,353,356 shares of the Company’s common stock at an exercise price of $0.0375 per share. The fair value of the warrant was $25,625, of which $18,958 was allocated to the extension of the September 2024 Notes. Because the discounted cash flows from the September 2024 Notes before and after the extension were determined to be substantially different, the extension was treated as an extinguishment and reissuance and the September 2024 Notes was recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $21,941 in the six months ended June 30, 2025 related to the September 2024 Notes. The Company recognized a loss on change in fair value of debt in the amount of $40,534 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $31,367 and $-0- in the three months ended June 30, 2025 and 2024, respectively, to revalue the September 2024 Notes at their fair value at period end. The Company made no payments against the September 2024 Notes in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value of the September 2024 Notes was $946,555 and $747,558, respectively, and remaining principal payments were $900,000 and $900,000, respectively.

On December 4, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $25,000, an interest rate of 12% per annum, and a maturity date of May 4, 2025 (the “December 2024 Dent Note I”). The December 2024 Dent Note I is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.033 per share. The Company received net proceeds of $25,000. At inception, the Company recorded a note payable in the amount of $25,000 with no related discounts. On June 30, 2025, the maturity date on the December 2024 Dent Note I was extended until December 31, 2025 in the June 2025 Extension and the Company recognized a gain on debt extinguishment of $620 in the three and six months ended June 30, 2025 related to the December 2024 Dent Note I. Following the June 2025 Extension, the December 2024 Dent Note I was recorded at and carried at its fair value. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $25,000 and $25,000, respectively, and remaining principal payments were $25,893 and $25,000, respectively. The December 2024 Dent Note I will continue to be revalued at fair value at future period ends.

On December 17, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $70,000, an interest rate of 12% per annum, and a maturity date of June 17, 2025 (the “December 2024 Dent Note II”). The December 2024 Dent Note II is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.026 per share. The Company received net proceeds of $70,000. At inception, the Company recorded a note payable in the amount of $70,000 with no related discounts. On June 30, 2025, the maturity date on the December 2024 Dent Note II was extended until December 31, 2025 in the June 2025 Extension and the Company recognized a loss on debt extinguishment of $1,432 in the three and six months ended June 30, 2025 related to the December 2024 Dent Note II. Following the June 2025 Extension, the December 2024 Dent Note II was recorded at and carried at its fair value. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $70,000 and $70,000, respectively, and remaining principal payments were $75,117 and $70,000, respectively. The December 2024 Dent Note II will continue to be revalued at fair value at future period ends.

On December 31, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $120,000, an interest rate of 12% per annum, and a maturity date of July 1, 2025 (the “December 2024 Dent Note III”). The December 2024 Dent Note III is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $120,000. At inception, the Company recorded a note payable in the amount of $120,000 with no related discounts. On June 30, 2025, the maturity date on the December 2024 Dent Note III was extended until December 31, 2025 in the June 2025 Extension and the Company recognized a loss on debt extinguishment of $6,128 in the three and six months ended June 30, 2025 related to the December 2024 Dent Note II. Following the June 2025 Extension, the December 2024 Dent Note III was recorded at and carried at its fair value. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $131,764 and $120,000, respectively, and remaining principal payments were $120,000 and $120,000, respectively. The December 2024 Dent Note III will continue to be revalued at fair value at future period ends.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 4, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of September 4, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.049 per share. The Company received net proceeds of $50,000. At inception, the Company recorded a note payable in the amount of $50,000 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $50,000 and $50,000, respectively, and remaining principal payments were $50,000 and $50,000, respectively.

On March 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $60,000, an interest rate of 12% per annum, and a maturity date of September 12, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.03 per share. The Company received net proceeds of $60,000. At inception, the Company recorded a note payable in the amount of $60,000 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $60,000 and $60,000, respectively, and remaining principal payments were $60,000 and $60,000, respectively.

On March 20, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $420,000, an interest rate of 12% per annum, and a maturity date of September 20, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0375 per share. The note was issued in exchange for the Undocumented Advances totaling $420,000 made by the trust between September and November 2024. At inception, the Company recorded a note payable in the amount of $420,000 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $420,000 and $420,000, respectively, and remaining principal payments were $420,000 and $420,000, respectively.

On March 27, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of September 27, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.031 per share. The Company received net proceeds of $65,000. At inception, the Company recorded a note payable in the amount of $65,000 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $65,000 and $65,000, respectively, and remaining principal payments were $65,000 and $65,000, respectively.

On April 1, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $20,000, an interest rate of 12% per annum, and a maturity date of October 1, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $20,000. At inception, the Company recognized a note payable in the amount of $20,000 and a discount against the note payable of $5,217 to reflect the value of the beneficial conversion feature embedded in the note. Amortization of debt discount was $2,564 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $2,564 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $17,349 and $-0-, respectively, and remaining principal payments were $20,000 and $-0-, respectively.

On April 9, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $100,000, an interest rate of 12% per annum, and a maturity date of October 9, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $100,000. At inception, the Company recognized a note payable in the amount of $100,000 and a discount against the note payable of $21,739 to reflect the value of the beneficial conversion feature embedded in the note. Amortization of debt discount was $9,741 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $9,741 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $88,002 and $-0-, respectively, and remaining principal payments were $100,000 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On April 16, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $15,000, an interest rate of 12% per annum, and a maturity date of October 16, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $15,000. At inception, the Company recognized a note payable in the amount of $15,000 and a discount against the note payable of $4,565 to reflect the value of the beneficial conversion feature embedded in the note. Amortization of debt discount was $1,871 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $1,871 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $12,306 and $-0-, respectively, and remaining principal payments were $15,000 and $-0-, respectively.

On April 22, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of October 22, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $65,000. At inception, the Company recognized a note payable in the amount of $65,000 and a discount against the note payable of $19,783 to reflect the value of the beneficial conversion feature embedded in the note. Amortization of debt discount was $7,459 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $7,459 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $52,676 and $-0-, respectively, and remaining principal payments were $65,000 and $-0-, respectively.

On May 8, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $100,000, an interest rate of 12% per annum, and a maturity date of November 8, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $100,000. At inception, the Company recorded a note payable in the amount of $100,000 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $100,000 and $-0-, respectively, and remaining principal payments were $100,000 and $-0-, respectively.

On May 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of November 12, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.023 per share. The Company received net proceeds of $50,000. At inception, the Company recognized a note payable in the amount of $50,000 and a discount against the note payable of $4,348 to reflect the value of the beneficial conversion feature embedded in the note. Amortization of debt discount was $1,158 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $1,158 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $46,810 and $-0-, respectively, and remaining principal payments were $50,000 and $-0-, respectively.

On May 29, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $35,000, an interest rate of 12% per annum, and a maturity date of November 29, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.018 per share. The Company received net proceeds of $35,000. At inception, the Company recorded a note payable in the amount of $35,000 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $35,000 and $-0-, respectively, and remaining principal payments were $35,000 and $-0-, respectively.

On June 4, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $83,846, an interest rate of 12% per annum, and a maturity date of December 4, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.019 per share. The Company received net proceeds of $70,000 and converted accounts payable of $13,846 into note principal. At inception, the Company recorded a note payable in the amount of $83,846 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $83,846 and $-0-, respectively, and remaining principal payments were $83,846 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 18, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $43,846, an interest rate of 12% per annum, and a maturity date of December 18, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.017 per share. The Company received net proceeds of $30,000 and converted accounts payable of $13,846 into note principal. At inception, the Company recorded a note payable in the amount of $43,846 with no related discounts. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $43,846 and $-0-, respectively, and remaining principal payments were $43,846 and $-0-, respectively.

On June 25, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of December 25, 2025. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0179 per share. The Company received net proceeds of $50,000. At inception, the Company recognized a note payable in the amount of $50,000 and a discount against the note payable of $3,073 to reflect the value of the beneficial conversion feature embedded in the note. Amortization of debt discount was $84 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $84 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made no payments in the three or six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $47,011 and $-0-, respectively, and remaining principal payments were $50,000 and $-0-, respectively.

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable IV, April 2024	---	36,064
Leaf Capital Note Payable, August 2024	121,143	177,055
1800 Diagonal Note Payable V, January 2025	84,364	---
1800 Diagonal Note Payable VI, January 2025	112,747	---
1800 Diagonal Note Payable VII, February 2025	81,917	---
Face value of notes payable	850,171	663,119
Less: unamortized discounts	(99,723)	(27,414)
Notes payable, total	750,448	635,705
Less: long term portion	(458,660)	(508,610)
Notes payable, current portion	$291,788	$127,095

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

Interest accrued on SBA loans as of June 30, 2025 and December 31, 2024 was $13,166 and $17,725, respectively. Interest expense (income) recognized on the loans was $4,207 and 1,860 in the three months ended June 30, 2025 and 2024, respectively, and $8,599 and $7,906 in the six months ended June 30, 2025 and 2024, respectively. Payments against interest were $6,579 and $6,579 in the three months ended June 30, 2025 and 2024, respectively, and $13,158 and $13,158 in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Other Notes Payable

On August 8, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “August 2023 Note”). The August 2023 Note had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The August 2023 Note did not bear interest in excess of the original issue discount and was scheduled to mature on June 30, 2024. The Company was required to make 10 monthly payments of $16,213 starting September 30, 2023 and ending on June 30, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $10,365 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $13,098 in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $64,852 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $97,279 in the six months ended June 30, 2025 and 2024, respectively. The final installment payment was made in April 2024. As of June 30, 2025 and December 31, 2024, remaining payments were $-0 and $-0-, respectively, and the net carrying value was $-0 and $-0-, respectively.

On November 3, 2023, the Company issued to Yorkville a note payable (the “November 2023 Note”) with an initial principal amount equal to $350,000 at a purchase price equal to the principal amount of the November 2023 Note less any original issue discounts and fees. The Company received net proceeds of $317,000. The November 2023 Note was scheduled to mature on September 3, 2024. The November 2023 Note accrued interest at a rate of 0% but was issued with an 8% original issue discount and was scheduled to be repaid in ten equal semi-monthly installments beginning on December 3, 2023, with each payment including an 8% payment premium, totaling $378,000 in cash repayments. At inception, the Company recorded a discount against the note of $61,000, representing the difference between the total required repayments and the net proceeds received, which was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $18,200 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $36,400 in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $113,400 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $189,000 in the six months ended June 30, 2025 and 2024, respectively. The final installment payment on the November 2023 Note was made in September 2024. As of June 30, 2025 and December 31, 2024, remaining payments were $-0 and $-0-, respectively, and the net carrying value was $-0 and $-0-, respectively.

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I did not bear interest in excess of the original issue discount and matures on October 15, 2024. The Company was required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. At inception, the Company recorded a discount against the note of $37,131, representing the difference between the total required repayments and the net proceeds received, which is being amortized over the repayment period. The December 2023 Note I gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $-0- and $10,971 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $21,941 in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $49,813 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $98,462 in the six months ended June 30, 2025 and 2024, respectively. The final installment on the December 2023 Note I was made in October 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II was scheduled to mature on September 3, 2024. The December 2023 Note II accrued interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II was convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $0.05 per share. At inception, the Company recorded a discount against the note of $66,000, representing the fair value of the conversion option and the difference between the total required repayments and the net proceeds received. The discount was being amortized over the repayment period. Amortization expense related to the note discount was $-0- and $22,664 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $45,328 in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $81,000 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $108,000 in the six months ended June 30, 2025 and 2024, respectively. The final installment payment on the December 2023 Note II was made in September 2024. As of June 30, 2025 and December 31, 2024, the net carrying value was $-0- and $-0-, respectively, and remaining principal payments were $-0- and $-0-, respectively.

On April 22, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on February 28, 2025. The Company is required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gives the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. Amortization expense related to the note discount was $-0- and $9,795 in the three months ended June 30, 2025 and 2024, respectively, and $8,772 and $9,795 in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $18,032 in the three months ended June 30, 2025 and 2024, respectively, and $36,064 and $18,032 in the six months ended June 30, 2025 and 2024, respectively. The final installment payment on the April 2024 Note was made in February 2025. As of June 30, 2025 and December 31, 2024, the net carrying value was $-0- and $27,292, respectively, and remaining principal payments were $-0- and $36,064, respectively.

On July 30, 2024, the Company’s wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649 (the “July 2024 Note”). The Company received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The July 2024 Note does not bear interest in excess of the original issue discount. The Company is required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The July 2024 Note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent. At inception, the Company recorded a discount against the note of $23,649, representing the difference between the total required repayments and the net proceeds received. The discount is being amortized over the repayment period. Amortization expense related to the note discount was $2,997 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $5,962 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $27,956 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $55,912 and $-0- in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the net carrying value was $108,462 and $158,413, respectively, and remaining principal payments were $121,143 and $177,056, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 16, 2025, the Company issued a promissory note payable (the “January 2025 Note I”) to an investor with a stated principal amount of $150,650 and prepaid interest of $18,078 for total repayments of $168,278. The Company received net proceeds of $125,000 after original issue discount of $19,650 and fees of $6,000. The January 2025 Note I does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2025. The Company is required to make 10 monthly payments of $16,873 starting February 15, 2025 and ending on November 15, 2025. The January 2025 Note I gives the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $83,643, representing the fair value of the conversion option of $39,915 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $43,728. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” Amortization expense related to the note discount was $25,715 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $44,647 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $50,618 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $84,364 and $-0- in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the net carrying value was $5,368 and $-0-, respectively, and remaining principal payments were $84,364 and $-0-, respectively.

On January 24, 2025, the Company issued a promissory note payable (the “January 2025 Note II”) to an investor with a stated principal amount of $98,900 and prepaid interest of $13,846 for total repayments of $112,746. The Company received net proceeds of $80,000 after original issue discount of $12,900 and fees of $6,000. The January 2025 Note II does not bear interest in excess of the original issue discount and prepaid interest and matures on November 30, 2025. The Company is required to make a payment of $56,373 on July 30, 2025 and monthly installments of $14,093 thereafter ending on November 30, 2025. The January 2025 Note II gives the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $48,074, representing the fair value of the conversion option of $15,328 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $32,746. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” Amortization expense related to the note discount was $14,343 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $23,958 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $-0- and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $-0- in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the net carrying value was $88,630 and $-0-, respectively, and remaining principal payments were $112,746 and $-0-, respectively.

On February 14, 2025, the Company issued a promissory note payable (the “February 2025 Note”) to an investor with a stated principal amount of $121,900 and prepaid interest of $14,628 for total repayments of $136,528. The Company received net proceeds of $100,000 after original issue discount of $15,900 and fees of $6,000. The February 2025 Note does not bear interest in excess of the original issue discount and prepaid interest and matures on December 15, 2025. The Company is required to make 10 monthly payments of $13,653 starting March 15, 2025 and ending on December 15, 2025. The February 2025 Note gives the holder a conversion right at a 25% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $43,302, representing the fair value of the conversion option of $6,774 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $36,528. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.”

Amortization expense related to the note discount was $13,965 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $19,372 and $-0- in the six months ended June 30, 2025 and 2024, respectively. The Company made payments against the outstanding balance of $40,958 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $54,611 in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the net carrying value was $57,987 and $-0-, respectively, and remaining principal payments were $81,917 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

Derivative financial instruments and changes thereto recorded in the three and six months ended June 30, 2025 include the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025		2024

Balance, beginning of period	$16,979	$	---	$	---	$	---
Inception of derivative financial instruments	---		---		62,017		---
Change in fair value of derivative financial instruments	(694)		---		(45,732)		---

Balance, end of period	$16,285	$	---		$16,285	$	---

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Six Months Ended June 30,
	2025	2024

Pricing model utilized	Binomial Lattice	---
Risk free rate range	4.15% to 4.29%	---
Expected life range (in years)	0.38 to 0.85	---
Volatility range	164.80% to 196.95%	---
Dividend yield	0.00%	---

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the six months ended June 30, 2024.

NOTE 13 – SHAREHOLDERS’ DEFICIT

Private Placements

During the six months ended June 30, 2025, the Company sold 200,000 shares of common stock to one investor in a private placement transaction. The Company received $10,000 in proceeds from the sale. In connection with the stock sales, the Company also agreed to extend the expiration date on 1,176,471 warrants to purchase shares of common stock at an exercise price of $0.15 per share for an additional two years.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Shares issued to Consultants

During the six months ended June 30, 2024, the Company issued to a consultant a ten-year stock option to purchase 2,504,974 shares of common stock at an exercise price equal of $0.0569 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024. No shares were issued to consultants during the six months ended June 30, 2025.

Common Stock Issuable

As of June 30, 2025 and December 31, 2024, the Company was obligated to issue the following shares:

	June 30, 2025		December 31, 2024
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$87,632	1,649,655	$81,632	1,430,536
Shares issuable to independent directors	80,000	1,632,652	80,000	1,632,652
Private placement issuable	3,245	200,000	---	---
	$170,877	3,482,307	$161,632	3,063,188

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2025 and 2024 are summarized as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	101,488,821	$0.16	77,414,648	$0.20
Granted during the period	3,339,981	$0.03	19,992,346	$0.07
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(23,416,298)	$(0.13)	(1,342,402)	$(0.28)
Outstanding at end of the period	81,412,504	$0.16	96,064,592	$0.18

Exercisable at end of the period	81,412,504	$0.16	96,064,592	$0.19

Weighted average remaining life	4.4	years	3.3	years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2025:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.09	39,146,518	7.6	$0.05	39,146,518	$0.05
$0.10 to 0.24	19,800,597	2.5	$0.15	19,800,597	$0.15
$0.25 to 0.49	19,505,465	0.6	$0.33	19,505,465	$0.33
$0.50 to 1.05	2,959,924	1.0	$0.68	2,959,924	$0.68
$0.05 to 1.00	81,412,504	4.4	$0.16	81,412,504	$0.16

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During the six months ended June 30, 2025 and 2024, the Company issued 3,339,981 and 19,992,346 warrants, respectively, the aggregate grant date fair value of which was $47,751 and $54,657, respectively. The fair value of the warrants was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.24%	3.97% to 4.20%
Expected life range (in years)	10.00 years	5.00 to 10.00 years
Volatility range	172.21% to 173.27%	139.73% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	44.00%	33.00%

There were no warrants exercised during the six months ended June 30, 2025 or 2024.

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

Amounts recognized in the financial statements with respect to the EIPs in the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,				Three Months Ended June 30,
	2025		2024		2025		2024
Total cost of share-based payment plans during the period		$12,393		$87,035		$5,267		$123,021
Amounts capitalized in deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts written off from deferred equity compensation during period	$	---	$	---	$	---		$57,147
Amounts charged against income for amounts previously capitalized	$	---	$	---	$	---	$	---
Amounts charged against income, before income tax benefit		$12,393		$87,035		$5,267		$180,168
Amount of related income tax benefit recognized in income	$	---	$	---	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the six months ended June 30, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	6,157,422	$0.07	5,093,738	$0.16
Granted during the period	---	$ ---	4,504,974	$0.06
Exercised during the period	---	$ ---	---	$ ---
Forfeited during the period	(38,043)	$(0.19)	(449,982)	$(0.21)
Outstanding at end of period	6,119,379	$0.07	9,148,730	$0.10

Options exercisable at period-end	4,969,379	$0.07	7,063,146	$0.11

As of June 30, 2025, there was $21,657 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was (none granted) and $0.04, respectively. The total fair value of options vested during the six months ended June 30, 2025 and 2024 was $16,981and $147,568, respectively. No options were exercised during the six months ended June 30, 2025 or 2024. Stock based compensation expense related to stock options was $5,267 and $15,616 in the three months ended June 30, 2025 and 2024, respectively, and $12,292 and $63,515 in the six months ended June 30, 2025 and 2024, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the six months ended June 30, 2025 and 2024 was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	No Grants	Binomial Lattice
Risk free rate range	No Grants	4.20%
Expected life range (in years)	No Grants	10.00 years
Volatility range	No Grants	173.25%
Dividend yield	No Grants	0.00%
Expected forfeiture	No Grants	30.00%

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the six months ended June 30, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	1,350,000	$0.05	1,073,084	$0.06
Granted	---	$ ---	4,504,974	$0.04
Vested	(400,000)	$(0.06)	(3,442,474)	$(0.04)
Forfeited	---	$ ---	(20,000)	$(0.08)
Nonvested options at end of period	950,000	$0.04	2,115,584	$0.05

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the six months ended June 30, 2025 and 2024:

	2025			2024
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
Stock Grants	Shares	Fair Value		Shares	Fair Value
Nonvested grants at beginning of period	---	$	---	1,484,488	$0.05
Granted	---	$	---	---	$ ---
Vested	---	$	---	(408,164)	$(0.05)
Forfeited	---	$	---	(50,000)	$(0.12)
Nonvested grants at end of period	---	$	---	1,026,324	$0.05

As of June 30, 2025, there was $-0- of total unrecognized compensation cost related to stock grants made under the EIPs. No grants were made in the six months ended June 30, 2025 or 2024. The aggregate fair value of share grants that vested during the six months ended June 30, 2025 and 2024 was $-0- and $40,588, respectively. Stock based compensation expense related to stock grants was $-0- and $1,796 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $3,592 in the six months ended June 30, 2025 and 2024, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 98% and 94% of its product sales made through MOD in the six months ended June 30, 2025 and 2024, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

Maturities of operating lease liabilities were as follows as of June 30, 2025:

2025 (July through December)	$90,204
2026	97,016
2027	989
Total lease payments	188,209
Less interest	(34,396)
Present value of lease liabilities	$153,813

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

NOTE 15 – SEGMENT REPORTING

As of June 30, 2025, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) CCN, a primary care providing a comprehensive range of medical services, and (iv) AEU, a minimally and non-invasive cosmetic services. During 2024, the Company replaced its NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. During May 2025, the Company consolidated the NCFM, AEU and CCN practices into the former NWC office.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2025 was as follows:

	Three Months Ended June 30, 2025
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$572,840	$	---	$	---	$572,840
Subscription revenue		---		7,099		---	7,099
Product revenue		---		---		12,421	12,421
Total revenue		572,840		7,099		12,421	592,360

Operating Expenses
Practice salaries and benefits		285,379		---		---	285,379
Other practice operating expenses		247,395		---		---	247,395
Cost of product revenue		---		---		15,978	15,978
Selling, general and administrative expenses		---		436,503		15,252	451,755
Depreciation and amortization		26,064		1,174		---	27,238
Total Operating Expenses		558,838		437,677		31,230	1,027,745

Loss from operations		$14,002		$(430,578)		$(18,809)	$(435,385)

Other Segment Information
Loss on extinguishment of debt	$	---		$(132,246)	$	---	$(132,246)
Change in fair value of debt	$	---		$105,502	$	---	$105,502
Gain on change in fair value of derivative financial instruments	$	---		$(694)	$	---	$(694)
Amortization of original issue discounts on notes payable		$2,998		$211,582	$	---	$214,580
Interest expense and other		$2,805		$75,706	$	---	$78,511

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2025 was as follows:

	Six Months Ended June 30, 2025
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,324,855	$	---	$	---	$1,324,855
Subscription revenue		---		16,683		---	16,683
Product and other revenue		---		---		25,030	25,030
Total revenue		1,324,855		16,683		25,030	1,366,568

Operating Expenses
Practice salaries and benefits		687,745		---		---	687,745
Other practice operating expenses		561,371		---		---	561,371
Cost of product revenue		---		---		33,794	33,794
Selling, general and administrative expenses		---		1,057,044		24,126	1,081,170
Depreciation and amortization		52,914		2,348		---	55,262
Total Operating Expenses		1,302,030		1,059,392		57,920	2,419,342

Income (loss) from operations		$22,825		$(1,042,709)		$(32,890)	$(1,052,774)

Other Segment Information
Loss on extinguishment of debt	$	---		$(174,972)	$	---	$(174,972)
Change in fair value of debt	$	---		$154,688	$	---	$154,688
Gain on change in fair value of derivative financial instruments	$	---		$(45,732)	$	---	$(45,732)
Amortization of original issue discounts on notes payable		$5,962		$613,731	$	---	$619,693
Interest expense and other		$(4,267)		$149,793	$	---	$145,526

Identifiable Assets
Identifiable assets as of June 30, 2025		$334,932		$1,512,213		$1,305	$1,848,450
Identifiable assets as of December 31, 2024		$496,391		$1,719,020		$7,578	$2,222,989

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2024 was as follows:

	Three Months Ended June 30, 2024
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$763,163	$	---	$	---	$763,163
Subscription revenue		---		8,166		---	8,166
Product revenue		---		---		23,749	23,749
Total revenue		763,163		8,166		23,749	795,078

Operating Expenses
Practice salaries and benefits		513,891		---		---	513,891
Other practice operating expenses		389,222		---		---	389,222
Cost of product revenue		---		---		24,723	24,723
Selling, general and administrative expenses		---		842,524		18,945	861,469
Depreciation and amortization		83,922		1,340		---	85,262
Total Operating Expenses		987,035		843,864		43,668	1,874,567

Loss from operations		$(223,872)		$(835,698)		$(19,919)	$(1,079,489)

Other Segment Information
Loss on extinguishment of debt	$	---		$73,567	$	---	$73,567
Change in fair value of debt	$	---		$(27,900)	$	---	$(27,900)
Amortization of original issue discounts on notes payable	$	---		$371,356	$	---	$371,356
Interest expense		$4,567		$39,357	$	---	$43,924

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2024 was as follows:

	Six Months Ended June 30, 2024
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,726,784	$	---	$	---	$1,726,784
Subscription revenue		---		15,794		---	15,794
Product and other revenue		---		---		56,732	56,732
Total revenue		1,726,784		15,794		56,732	1,799,310

Operating Expenses
Practice salaries and benefits		1,097,047		---		---	1,097,047
Other practice operating expenses		871,805		---		---	871,805
Cost of product revenue		---		---		55,302	55,302
Selling, general and administrative expenses		---		1,822,698		38,214	1,860,912
Depreciation and amortization		169,091		2,680		---	171,771
Total Operating Expenses		2,137,943		1,825,378		93,516	4,056,837

Loss from operations		$(411,159)		$(1,809,584)		$(36,784)	$(2,257,527)

Other Segment Information
Loss on extinguishment of debt	$	---		$170,227	$	---	$170,227
Change in fair value of debt	$	---		$(27,900)	$	---	$(27,900)
Amortization of original issue discounts on notes payable	$	---		$479,621	$	---	$479,621
Interest expense and other		$5,517		$43,162	$	---	$48,679

Identifiable Assets
Identifiable assets as of June 30, 2024		$1,554,359		$2,285,209		$20,096	$3,859,664

The Digital Healthcare made intercompany sales of $-0- and $336 in the three months ended June 30, 2025 and 2024, respectively, and $-0- and $516 in the six months ended June 30, 2025 and 2024, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2025 and December 31,

	As of June 30, 2025						As of December 31, 2024
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Assets:
Contingent sale consideration receivable	$	---	$	---	$1,463,518	$1,463,518	$	---	$	---	$1,463,163		$1,463,163
Liabilities:
Derivative financial instruments		---		---	16,285	16,285		---		---	---		---
Convertible notes payable to related party		---		---	3,152,320	3,152,320		---		---	671,025		671,025
	$	---	$	---	$3,168,605	$3,168,605	$	---	$	---	$671,025	$	---

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024

Change in fair value of debt	$(105,502)		$27,900	$(154,688)		$27,900
Contingent acquisition consideration payable	---		76	---		76
Change in fair value of derivative financial instruments	$694	$	---	$45,732	$	---

Total	$(104,808)		$27,976	$(108,956)		$27,976

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2025, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, other than the following:

On July 1, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $70,000, an interest rate of 12% per annum, and a maturity date of January 1, 2026. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.0179 per share. The Company received net proceeds of $70,000.

On July 10, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of January 10, 2026. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.03 per share. The Company received net proceeds of $50,000.

On July 16, 2025, a trust controlled by Dr. Michael Dent advanced $40,000 to the Company in the form of an undocumented loan.

On July 23, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $30,000, an interest rate of 12% per annum, and a maturity date of January 23, 2026. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $0.028 per share. The Company received net proceeds of $30,000.

On July 29, 2025, the Company issued a promissory note payable to an investor with a stated principal amount of $154,440 and prepaid interest of $21,621 for total repayments of $176,061. The Company received net proceeds of $125,000 after original issue discount of $22,240 and fees of $7,200. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on May 30, 2026. The Company is required to make an initial payment of $88,031 on January 30, 2026 and four monthly payments of $22,008 starting February 28, 2026 and ending on May 30, 2026. The February 2025 Note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default.

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

Overview

General

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions:

●	Health Services Division: This division is comprised of the operations of (i) Naples Center for Functional Medicine (“NCFM”), a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) Concierge Care Naples (“CCN”), a primary care providing a comprehensive range of medical services, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a minimally and non-invasive cosmetic services. During 2024, the Company replaced our Naples Women’s Center (“NWC”) Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. During May 2025, the Company consolidated the NCFM, AEU and CCN practices into the former NWC office.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to the condensed consolidated financial statements.

Results of Operations

Comparison of three months ended June 30, 2025 and 2024

The following table summarizes the changes in our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	$	%

Patient service revenue, net	$572,840	$763,163	$(190,323)	-25%
Subscription revenue	7,099	8,166	(1,067)	-13%
Product revenue	12,421	23,749	(11,328)	-48%
Total revenue	592,360	795,078	(202,718)	-25%

Operating Expenses and Costs
Practice salaries and benefits	285,379	513,891	(228,512)	-44%
Other practice operating expenses	247,395	389,222	(141,827)	-36%
Cost of product revenue	15,978	24,723	(8,745)	-35%
Selling, general and administrative expenses	451,755	861,469	(409,714)	-48%
Depreciation and amortization	27,238	85,262	(58,024)	-68%
Loss from operations	(435,385)	(1,079,489)	644,104	-60%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	132,246	(73,567)	205,813	-280%
Gain (loss) on change in fair value of debt	(105,502)	27,900	(133,402)	-478%
Gain on change in fair value of derivative financial instruments	694	---	694	*
Amortization of original issue discounts on notes payable	(214,580)	(371,356)	156,776	-42%
Interest expense	(78,511)	(43,924)	(34,587)	79%
Total other income (expenses)	(265,653)	(460,947)	195,294	-42%

Net loss	$(701,038)	$(1,540,436)	$839,398	-54%

* -	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $190,323, or 25% year-over-year, from $763,163 in the three months ended June 30, 2024, to $572,840 in the three months ended June 30, 2025, primarily as a result of (i) a 100% decrease at our NWC practice of $98,331 due to the discontinuation of this practice in October 2024, (ii) a 17% year-over-year decrease at our NCFM practice of $95,959 due to changes in clinical staffing and cost reductions, and (iii) a 13% decrease at our BTG practice of $11,807, offset by (v) second quarter 2025 revenue of $26,048 from our CCN practice which began in 2025. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $370,339, or 41%, from the three months ended June 30, 2024 to the three months ended June 30, 2025.

Subscription revenue in the three months ended June 30, 2025 decreased by $1,067, or 13% year-over-year, to $7,099 in the three months ended June 30, 2025, from $8,166 in the three months ended June 30, 2024, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $12,421 in the three months ended June 30, 2025, compared to $23,749 in the three months ended June 30, 2024, a decrease of $11,328, or 48%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $228,512, or 44%, to $285,379 in the three months ended June 30, 2025, compared to $513,891 in the three months ended June 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and beginning of 2025.

Other practice operating costs decreased by $141,827 or 36%, to $247,395 in the three months ended June 30, 2025 from $389,222 in the three months ended June 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and beginning of 2025.

Cost of product revenue was $15,978 in the three months ended June 30, 2025, a decrease of $8,745, or 35%, compared to $24,723 in the same period of 2024, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $409,714, or 48%, to $451,755 in the three months ended June 30, 2025 compared to $861,469 in the three months ended June 30, 2024, primarily due to lower salaried overhead in the corporate office, lower stock-based compensation expense resulting from fewer employee and consultant grants in 2025, and lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the three months ended June 30, 2025 decreased by $58,024, or 68%, to $27,238 compared to $85,262 in the three months ended June 30, 2024, primarily as a result of the impairment of NCFM intangible assets in September 2024 resulting in no amortization in the three months ended June 30, 2025.

Loss from operations decreased by $644,104, or 68%, to $435,385 in the three months ended June 30, 2025 compared to $1,079,489 in the three months ended June 30, 2024, primarily as a result of reduced practice operating costs and corporate overhead costs, offset in part by lower revenue.

Other Income (Expenses)

Gain (loss) on extinguishment of debt in the three months ended June 30, 2025 was a gain of $132,246, compared to a loss of $73,567 in the three months ended June 30, 2024. Gain on extinguishment of debt in the three months ended June 30, 2025 resulted from the extension of seven notes payable to Dr. Dent during the quarter. Loss on extinguishment of debt in the three months ended June 30, 2024 resulted from a maturing note payable to Dr. Dent refinanced with a new convertible note payable in the same amount and early repayment of a third party note.

Gain (loss) on the change in fair value of debt was a loss of $105,502 in the three months ended June 30, 2025 related to 13 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. The gain on change in fair value of debt was $73,567 in the three months ended June 30, 2024 and related to two notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Gain on change in fair value of derivative financial instruments was $694 in the three months ended June 30, 2025, resulting from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end. There were no such gains or losses in the three months ended June 30, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended June 30, 2025 was $214,580, a decrease of $156,776, or 42%, compared to $371,356 in the three months ended June 30, 2024. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable in 2024, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2025.

Interest expense and other increased by $34,587, or 79%, to $78,511 for the three months ended June 30, 2025, compared to $43,924 in the three months ended June 30, 2024, due to an increase in interest-bearing notes payable to related parties during 2024 and first quarter 2025, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other net expenses decreased by $195,294, or 42%, to net expense of $265,653 in the three months ended June 30, 2025 compared to net expense of $460,947 in the three months ended June 30, 2024. The change was primarily a result of gains on debt extinguishment in 2025 compared to losses in 2024, as well as lower debt-related discount amortization and interest charges in 2025 corresponding to lower initial fees and discounts.

Net loss

Net loss decreased by $839,398, or 54%, to $701,038 in the three months ended June 30, 2025, compared to net loss of $1,540,436 in the three months ended June 30, 2024, primarily as a result of reduced corporate overhead and practice operating costs resulting from cost cutting measures implemented starting in 2024, offset by lower revenue from our practices and lower financing-related other expenses.

Comparison of six months ended June 30, 2025 and 2024

The following table summarizes the changes in our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024	$	%

Patient service revenue, net	$1,324,855	$1,726,784	$(401,929)	-23%
Subscription revenue	16,683	15,794	889	6%
Product revenue	25,030	56,732	(31,702)	-56%
Total revenue	1,366,568	1,799,310	(432,742)	-24%

Operating Expenses and Costs
Practice salaries and benefits	687,745	1,097,047	(409,302)	-37%
Other practice operating expenses	561,371	871,805	(310,434)	-36%
Cost of product revenue	33,794	55,302	(21,508)	-39%
Selling, general and administrative expenses	1,081,170	1,860,912	(779,742)	-42%
Depreciation and amortization	55,262	171,771	(116,509)	-68%
Loss from operations	(1,052,774)	(2,257,527)	1,204,753	-53%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	174,972	(170,227)	345,199	-203%
Gain (loss) on change in fair value of debt	(154,688)	27,900	(182,588)	-654%
Gain on change in fair value of derivative financial instruments	45,732	---	45,732	*
Amortization of original issue discounts on notes payable	(619,693)	(479,621)	(140,072)	29%
Interest expense and other	(145,526)	(48,679)	(96,847)	199%
Total other income (expenses)	(699,203)	(670,627)	(28,576)	4%

Net loss	$(1,751,977)	$(2,928,154)	$1,176,177	-40%

* -	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $401,929, or 23% year-over-year, from $1,726,784 in the six months ended June 30, 2024, to $1,324,855 in the six months ended June 30, 2025, primarily as a result of (i) a 100% decrease at our NWC practice of $329,480 due to the discontinuation of this practice in October 2024, (ii) a 14% year-over-year decrease at our NCFM practice of $183,278 due to changes in clinical staffing and cost reductions, and (iii) a 7% decrease at our BTG practice of $13,899, offset by (v) 2025 revenue of $51,675 from our CCN practice which began in 2025. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $719,736, or 37%, from the six months ended June 30, 2024 to the six months ended June 30, 2025.

Subscription revenue in the six months ended June 30, 2025 increased by $889, or 6% year-over-year, to $16,683 in the six months ended June 30, 2025, from $15,794 in the six months ended June 30, 2024, due primarily to an increase in new standalone HealthLynked Network paid subscriptions in 2025.

Product revenue was $25,030 in the six months ended June 30, 2025, compared to $56,732 in the six months ended June 30, 2024, a decrease of $31,702, or 56%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $409,302, or 37%, to $687,745 in the six months ended June 30, 2025, compared to $1,097,047 in the six months ended June 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and beginning of 2025.

Other practice operating costs decreased by $310,434 or 36%, to $561,371 in the six months ended June 30, 2025 from $871,805 in the six months ended June 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and beginning of 2025.

Cost of product revenue was $33,794 in the six months ended June 30, 2025, a decrease of $21,508, or 39%, compared to $55,302 in the same period of 2024, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $779,742, or 42%, to $1,081,170 in the six months ended June 30, 2025 compared to $1,860,912 in the six months ended June 30, 2024, primarily due to lower salaried overhead in the corporate office, lower stock-based compensation expense resulting from fewer employee and consultant grants in 2025, and lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the six months ended June 30, 2025 decreased by $116,509, or 68%, to $55,262 compared to $171,771 in the six months ended June 30, 2024, primarily as a result of the impairment of NCFM intangible assets in September 2024 resulting in no amortization in the six months ended June 30, 2025.

Loss from operations decreased by $1,204,753, or 53%, to $1,052,774 in the six months ended June 30, 2025 compared to $2,257,527 in the six months ended June 30, 2024, primarily as a result of reduced practice operating costs and corporate overhead costs, offset in part by lower revenue.

Other Income (Expenses)

Gain (loss) on extinguishment of debt in the six months ended June 30, 2025 was a gain of $174,972, compared to a loss of $170,227 in the six months ended June 30, 2024. Gain on extinguishment of debt in the six months ended June 30, 2025 resulted from the extension of 19 notes payable to Dr. Dent during the period. Loss on extinguishment of debt in 2024 resulted primarily from two maturing notes payable to Dr. Dent refinanced with new convertible notes payable in the same amount.

Gain (loss) on the change in fair value of debt was a loss of $154,688 in the six months ended June 30, 2025 related to 13 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. The gain on change in fair value of debt was $27,900 in the six months ended June 30, 2024 and related to two notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Gain on change in fair value of derivative financial instruments was $45,732 in the six months ended June 30, 2025, resulting from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end. There were no such gains or losses in the six months ended June 30, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the six months ended June 30, 2025 was $619,693, an increase of $140,072, or 29%, compared to $479,621 in the six months ended June 30, 2024. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The increase was due to larger equity-based and original issue discounts offered for notes payable being amortized in 2025, and therefore larger corresponding amortizable discount balances, in 2025 compared to 2024.

Interest expense and other increased by $96,847, or 199%, to $145,526 for the six months ended June 30, 2025, compared to $48,679 in the six months ended June 30, 2024, due to an increase in interest-bearing notes payable to related parties during second half of 2024 and first half of 2025, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other net expenses increased by $28,576, or 4%, to net expense of $699,203 in the six months ended June 30, 2025 compared to net expense of $670,627 in the six months ended June 30, 2024. The change was primarily a result of higher debt-related discount amortization and interest charges in 2025 corresponding to higher debt balances with larger initial fees and discounts, as well as losses related to the change in fair value of debt carried at fair value in 2025, offset by lower charges related to extinguishment of debt upon its extension in 2025.

Net loss

Net loss decreased by $1,176,177, or 40%, to $1,751,977 in the six months ended June 30, 2025, compared to net loss of $2,928,154 in the six months ended June 30, 2024, primarily as a result of reduced corporate overhead and practice operating costs resulting from substantial downsizing and cost cutting measures implemented starting in 2024, offset by lower revenue from our practices and lower financing-related other expenses.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our continuing operations.

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (August 14, 2026).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before August 14, 2026 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through August 14, 2026. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of June 30, 2025, we had cash balances of $20,201, a working capital deficit of $4,566,668 and an accumulated deficit of $49,916,592. For the six months ended June 30, 2025, we had a net loss of $1,751,977 and used cash from operating activities of $850,089. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through June 30, 2025, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

During the six months ended June 30, 2025, we issued 17 new convertible notes payable to our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $710,000 and refinanced or extended five existing notes with an aggregate principal of $1,765,500. We also issued notes payable to third parties for net cash proceeds of $305,000. We made repayments on third-party notes of $230,951 in six months ended June 30, 2025.

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

Without raising additional capital, whether via the sale of equity or debt instruments, from proceeds from the Regulation A Offering, receipt of remaining contingent consideration related to the sale of the ACO/MSO Division, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through August 14, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(850,089)	$(1,713,549)
Investing activities	---	(2,598)
Financing activities	794,049	1,641,625
Net increase (decrease) in cash	$(56,040)	$(74,522)

Operating Activities – During the six months ended June 30, 2025, we used cash from operating activities of $850,089, as compared with $1,713,549 in the six months ended June 30, 2024. The decrease in cash usage results primarily from substantial downsizing and cost reduction efforts at our Health Services practices and our corporate office.

Investing Activities – During the six months ended June 30, 2024, we used $2,598 in investing activities related to acquisition of computers and office equipment. We did not use any cash in investing activities during the six months ended June 30, 2025.

Financing Activities – During the six months ended June 30, 2025, cash provided by financing activities was $794,049, comprised of $10,000, from the sale of common stock, $305,000 from the issuance of notes payable to third parties and $710,000 from the issuance of notes payable to related parties, offset by $230,951 repayments made against notes payable balances to third parties. During the six months ended June 30, 2024, cash provided by financing activities was $1,641,625, comprised of $405,000, from the sale of common stock, $1,650,000 from the issuance of notes payable to related parties, and $135,000 from the issuance of notes payable to third parties, offset by $548,375 repayments made against notes payable balances.

Exercise of Warrants and Options

No warrants or options were exercised during the six months ended June 30, 2025 or 2024.

Other Outstanding Obligations at June 30, 2025

As of June 30, 2025, 81,412,504 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $0.023 to $1.05.

As of June 30, 2025, 6,119,379 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $0.0569 to $0.263.

As of June 30, 2025, 3,482,307 shares of our common stock are earned but unissued pursuant to consulting and director agreements.

As of June 30, 2025, 105,802,352 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holder of those instruments, Dr. Michael Dent.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 1, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $20,000, an interest rate of 12% per annum, and a maturity date of October 1, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $20,000.

On April 9, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $100,000, an interest rate of 12% per annum, and a maturity date of October 9, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $100,000.

On April 16, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $15,000, an interest rate of 12% per annum, and a maturity date of October 16, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $15,000.

On April 22, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of October 22, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $65,000.

On May 8, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $100,000, an interest rate of 12% per annum, and a maturity date of November 8, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $100,000.

On May 12, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of November 12, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.023 per share. We received net proceeds of $50,000.

On May 29, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $35,000, an interest rate of 12% per annum, and a maturity date of November 29, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.018 per share. We received net proceeds of $35,000.

On June 4, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $83,846, an interest rate of 12% per annum, and a maturity date of December 4, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.019 per share. We received net proceeds of $70,000 and converted accounts payable of $13,846 into note principal.

On June 18, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $43,846, an interest rate of 12% per annum, and a maturity date of December 18, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.017 per share. We received net proceeds of $30,000 and converted accounts payable of $13,846 into note principal.

On June 25, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of December 25, 2025. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $0.0179 per share. We received net proceeds of $50,000.

On June 25, 2025, we issued to a trust controlled by Dr. Michael Dent a ten-year warrant to purchase 1,986,625 shares of our common stock at an exercise price of $0.02 per share in exchange for an agreement to extend certain notes payable to the trust for a period of six months.

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

Dated: August 14, 2025

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Jeremy Daniel
	Name:	Jeremy Daniel
	Title:	Chief Financial Officer and Principal Financial Officer