Form 10-Q
period 2025-09-30
HealthLynked Corp
filed 2025-11-19
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [               ] to [                ]

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 Creekside Parkway, Suite 200, Naples FL 34108
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

As of November 19, 2025, there were 2,866,104 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets
Cash	$10,911	$76,241
Inventory, net	31,977	44,686
Prepaid expenses and other current assets	36,559	56,719
Contingent sale consideration receivable, current portion	1,463,518	1,463,518
Total Current Assets	1,542,965	1,641,164

Property and equipment, net of accumulated depreciation of $702,256 and $634,839 as of September 30, 2025 and December 31, 2024, respectively	101,159	176,576
Right of use lease assets	120,433	361,109
Deposits, long term portion	—	44,140

Total Assets	$1,764,557	$2,222,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$785,982	$765,312
Contract liabilities	47,735	232,545
Lease liability, current portion	116,762	208,549
Derivative financial instruments	75,732	—
Notes payable and other amounts due to related party, net of unamortized original issue discount of $32,739 and $494,104 as of September 30, 2025 and December 31, 2024, respectively	5,216,072	3,212,521
Notes payable, current portion, net of unamortized original issue discount of $92,294 and $27,414 as of September 30, 2025 and December 31, 2024, respectively	293,937	127,095
Indemnification liability	143,974	143,974
Current liabilities held for sale	64,107	—
Total Current Liabilities	6,744,301	4,689,996

Long-Term Liabilities
Lease liability, long term portion	3,671	153,592
Government and other notes payable, long term portion	450,000	508,610

Total Liabilities	7,197,972	5,352,198

Commitments and contingencies (Note 15)

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 2,847,873 and 2,821,877 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	285	282
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 28,162 and 30,632 as of September 30, 2025 and December 31, 2024, respectively	85,498	161,632
Additional paid-in capital	45,246,444	44,870,742
Accumulated deficit	(50,768,392)	(48,164,615)
Total Shareholders’ Deficit	(5,433,415)	(3,129,209)

Total Liabilities and Shareholders’ Deficit	$1,764,557	$2,222,989

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Patient service revenue, net	$380,780	$522,795	$1,705,635	$2,249,579
Subscription revenue	1,450	32,367	18,133	48,161
Product revenue	6,315	34,962	31,345	91,694
Total revenue	388,545	590,124	1,755,113	2,389,434

Operating Expenses and Costs
Practice salaries and benefits	180,754	449,759	868,499	1,546,806
Other practice operating expenses	207,068	349,467	768,439	1,221,272
Cost of product revenue	9,418	31,674	43,212	86,976
Selling, general and administrative expenses	500,736	631,828	1,581,906	2,492,740
Depreciation and amortization	20,155	82,743	75,417	254,514
Impairment loss	—	716,000	—	716,000
Total Operating Expenses and Costs	918,131	2,261,471	3,337,473	6,318,308

Loss from operations	(529,586)	(1,671,347)	(1,582,360)	(3,928,874)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	85,150	2,580	260,122	(167,647)
Gain (loss) on change in fair value of debt	(197,939)	65,344	(352,627)	93,244
Loss on change in fair value of derivative financial instruments	(48,494)	—	(2,762)	—
Amortization of original issue discounts on notes payable	(109,470)	(322,141)	(729,163)	(801,762)
Interest expense and other	(51,461)	(47,555)	(196,987)	(96,234)
Total other income (expenses)	(322,214)	(301,772)	(1,021,417)	(972,399)

Loss before provision for income taxes	(851,800)	(1,973,119)	(2,603,777)	(4,901,273)

Provision for income taxes	—	—	—	—

Net loss	$(851,800)	$(1,973,119)	$(2,603,777)	$(4,901,273)

Net loss per share, basic and diluted:
Basic	$(0.30)	$(0.70)	$(0.92)	$(1.74)
Fully diluted	(0.30)	(0.70)	(0.92)	(1.74)

Weighted average number of common shares:
Basic	2,832,377	2,819,472	2,823,806	2,814,287
Fully diluted	2,832,377	2,819,472	2,823,806	2,814,287

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	2,821,877	2,750,000	282	2,750	161,632	44,870,742	(48,164,615)	(3,129,209)

Sales of common stock	—	—	—	—	3,245	—	—	3,245
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	6,755	—	6,755
Stock fees related to sales of common stock	—	—	—		3,000	(3,000)	—	—
Fair value of warrants to extend related party debt	—	—	—	—	—	25,625	—	25,625
Shares and options issued to employees	—	—	—	—	—	7,126	—	7,126
Net loss	—	—	—	—	—	—	(1,050,939)	(1,050,939)

Balance at March 31, 2025	2,821,877	2,750,000	282	2,750	167,877	44,907,248	(49,215,554)	(4,137,397)

Stock fees related to sales of common stock	—	—	—		3,000	(3,000)	—	—
Fair value of warrants to extend related party debt	—	—	—	—	—	22,126	—	22,126
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	58,725	—	58,725
Shares and options issued to employees	—	—	—	—	—	5,266	—	5,266
Net loss	—	—	—	—	—	—	(701,038)	(701,038)

Balance at June 30, 2025	2,821,877	2,750,000	282	2,750	170,877	44,990,365	(49,916,592)	(4,752,318)

Adjustment for reverse stock split		—		—	—	—	—	—
Sales of common stock	2,000	—	—	—	(3,245)	3,245	—	—
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—		—	—
Stock fees related to sales of common stock	7,669	—	1		(38,134)	38,133	—	—
Fair value of warrants to extend related party debt	—	—	—	—	—	25,875	—	25,875
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	41,812	—	41,812
Consultant and director fees payable with common shares and warrants	16,327	—	2	—	(44,000)	84,688	—	40,690
Shares and options issued to employees	—	—	—	—	—	24,042	—	24,042
Fair value of stock options issued to reduce accounts payable	—	—	—	—	—	38,284	—	38,284
Net loss	—	—	—	—	—	—	(851,800)	(851,800)

Balance at September 30, 2025	2,847,873	2,750,000	285	2,750	85,498	45,246,444	(50,768,392)	(5,433,415)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Equity
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,762,055	2,750,000	276	2,750	281,682	42,553,158	(42,033,136)	804,730

Sales of common stock	51,000	—	5	—	—	255,918	—	255,923
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	99,077	—	99,077
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	209,943	—	209,943
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	146,405	—	146,405
Consultant and director fees payable with common shares and warrants	—	—	—	—	43,437	—	—	43,437
Shares and options issued to employees	—	—	—	—	(270,549)	320,246	—	49,697
Net loss	—	—	—	—	—	—	(1,387,718)	(1,387,718)

Balance at March 31, 2024	2,813,055	2,750,000	281	2,750	54,570	43,584,747	(43,420,854)	221,494

Sales of common stock	8,772	—	—		—	38,821	—	38,821
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	11,178	—	11,178
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	364,422	—	364,422
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	392,905	—	392,905
Consultant and director fees payable with common shares and warrants	—	—	—	—	69,624	—	—	69,624
Shares and options issued to employees	50	—	1	—	(13,320)	30,732	—	17,413
Net loss	—	—	—	—	—	—	(1,540,436)	(1,540,436)

Balance at June 30, 2024	2,821,877	2,750,000	282	2,750	110,874	44,422,805	(44,961,290)	(424,579)

Stock fees related to sales of common stock	—	—	—		3,000	(32,134)	—	(29,134)
Fair value of warrants allocated to proceeds of related party debt	—	—	—	—	—	209,931	—	209,931
Fair value of beneficial conversion feature allocated to proceeds of related party debt	—	—	—	—	—	242,979	—	242,979
Consultant and director fees payable with common shares and warrants	—	—	—	—	33,635	—	—	33,635
Shares and options issued to employees	—	—	—	—	—	7,368	—	7,368
Net loss	—	—	—	—	—	—	(1,973,119)	(1,973,119)

Balance at September 30, 2024	2,821,877	2,750,000	282	2,750	147,509	44,850,949	(46,934,409)	(1,932,919)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(2,603,777)	$(4,901,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,417	254,514
Impairment loss	—	716,000
Stock based compensation, including amortization of deferred equity compensation	65,409	192,039
Gain on change in fair value of derivative financial instruments	2,762
Amortization of debt discount	729,163	801,762
(Gain) loss on extinguishment of debt	(260,122)	167,647
Change in fair value of debt	352,627	(93,244)
Other non-cash income	—	(1,662)
Changes in operating assets and liabilities:
Accounts receivable	—	(4,696)
Inventory	12,709	54,403
Contract assets	18,956	(335)
Prepaid expenses and other current assets	45,343	13,565
Right of use lease assets	155,501	248,913
Accounts payable and accrued expenses	388,868	110,549
Lease liability	(156,533)	(249,721)
Contract liabilities	(184,810)	(58,981)
Liabilities held for sale	64,107	—
Net cash used in operating activities	(1,294,380)	(2,750,520)

Cash Flows from Investing Activities
Acquisition of property and equipment	—	(2,598)
Net cash used in investing activities	—	(2,598)

Cash Flows from Financing Activities
Proceeds from sale of common stock	10,000	405,000
Proceeds from related party notes payable	1,266,000	2,675,000
Proceeds from third party notes payable	430,000	335,000
Repayment of related party notes payable	(56,000)	(67,601)
Repayment of third party notes payable	(420,950)	(826,545)
Net cash provided by financing activities	1,229,050	2,520,854

Net decrease in cash	(65,330)	(232,264)
Cash, beginning of period	76,241	247,222

Cash, end of period	$10,911	$14,958

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,351	$19,737
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability	$29,997	$28,044
Extinguishment of operating lease: right of use asset and lease liability	$(115,172)	$(37,469)
Fair value of options issued in satisfaction of common stock issuable	$—	$283,869
Fair value of warrants allocated to proceeds of related party notes payable	$—	$751,158
Fair value of derivative financial instruments allocated to proceeds of third party notes payable	$72,970	$—
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable	$100,536	$782,292
Original issue discounts allocated to proceeds of notes payable	$164,063	$—
Fair value of warrants issued to extend related party debt	$73,626	$33,138
Principal amount of convertible notes payable to related party refinanced	$3,926,500	$—
Principal amount of undocumented advances converted to convertible note payable to related party	$420,000	$—
Incremental fair value of convertible note payable to related party resulting from refinancing	$11,607	$49,680
Fair value of shares issued for equity issuance costs	$9,000	$29,134
Accrued interest included in fair value of note payable	$290,505	$17,588
Accounts payable included in principal balance of notes payable to related party	$27,692	$—
Fair value of stock options issued to reduce accounts payable	$38,284	$—
Impact on par value of common stock from reverse stock split	$28,190	$—

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION

General

HealthLynked Corp. (the “Company”) was incorporated in the State of Nevada on August 4, 2014. The Company currently operates in three distinct divisions:

●	Health Services Division: This division is comprised of the operations of (i) Naples Center for Functional Medicine (“NCFM”), a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) Bridging the Gap Physical Therapy (“BTG”), a physical therapy practice in Bonita Springs, Florida that was subsequently sold in October 2025, (iii) Concierge Care Naples (“CCN”), a primary care providing a comprehensive range of medical services, and (iv) Aesthetic Enhancements Unlimited (“AEU”), a minimally and non-invasive cosmetic services. During 2024, the Company replaced our Naples Women’s Center (“NWC”) Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. During May 2025, the Company consolidated the NCFM, AEU and CCN practices into the former NWC office.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

Reverse Stock Split

On September 4, 2025, the Company effected a 1-for-100 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). In connection with the Reverse Stock Split, every 100 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. The Reverse Stock Split did not change the par value of the common stock or the total number of shares authorized. No fractional shares were issued in connection with the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split were rounded up to the nearest whole share.

As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock decreased from 284,750,832 shares to 2,847,873 shares. The number of shares reserved for issuance under the Company’s equity incentive plans and upon conversion or exercise of outstanding Series B Convertible Preferred Stock, convertible notes, stock options, and warrants were also proportionately adjusted. The Reverse Stock Split did not affect the Company’s total stockholders’ deficit, or the par value of the Company’s common stock, but did result in a proportionate adjustment to the per-share amounts of common stock and additional paid-in capital in the accompanying condensed consolidated financial statements.

All share and per-share information presented in the accompanying consolidated financial statements and notes thereto (including historical periods) have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.

Presentation

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2025. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its operating subsidiaries: NCFM, BTG, CCN (after October 1, 2024), AEU, NWC (through October 1, 2024), and MOD. Results through January 17, 2023 also include operations of ACO Health Partners, LLC (“AHP”), which was sold, and CHM, which was discontinued, both effective as of January 17, 2023. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three and nine months ended September 30, 2025, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the three or nine months ended September 30, 2025 or 2024 to the judgments applied in determining the amount and timing of patient service revenue. Subsequent to the cessation of the NWC practice on October 1, 2024, the Company no longer bills Medicare, Medicaid, or other third-party insurers for any of its patient services. During October 2025, the Company sold the BTG practice.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of September 30, 2025 and December 31, 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

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

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Assets and Liabilities

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards have established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

●	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities;

●	Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data; and

●	Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

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

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three or nine months ended September 30, 2025 and 2024, since the Company has sustained a loss for all such periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2025 and 2024, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of September 30, 2025 and December 31, 2024, potentially dilutive securities were comprised of (i) 824,850 and 1,014,932 warrants outstanding, respectively, (ii) 135,820 and 61,579 stock options outstanding, respectively, (iii) up to 28,162 and 30,632 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (iv) up to 1,226,182 and 625,389 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, and (v) up to 137,500 and 137,500 shares of common stock issuable upon conversion of Series B Preferred stock.

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

Segment Reporting

The Company uses the “management approach” under ASC 280, “Segment Reporting,” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: Health Services (the NCFM functional medicine practice, the BTG physical therapy practice (sold in October 2025), the AEU cosmetic services practice, CCN primary care practice, and the NWC GYN practice that was discontinued in October 2024), Digital Healthcare (develops and markets the “HealthLynked Network,” an online personal medical information and record archive system), and Medical Distribution (comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices).

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

SEPTEMBER 30, 2025 (UNAUDITED)

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

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (November 19, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 19, 2026.

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

As of September 30, 2025, the Company had cash balances of $10,911, a working capital deficit of $5,201,336 and an accumulated deficit of $50,768,392. For the nine months ended September 30, 2025, the Company had a net loss of $2,603,777 and used cash from operating activities of $1,294,380. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

During the nine months ended September 30, 2025, the Company received (i) net proceeds from the issuance of notes payable to related parties and third parties totaling $1,696,000 and made repayments on existing and new notes payable to third parties totaling $476,950, and (ii) $10,000 proceeds from the sale of its common stock.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through November 19, 2026. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 4 – DISPOSITIONS

Sale of AHP

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive certain upfront and contingent consideration. As of September 30, 2025 and December 31, 2024, remaining unresolved consideration was comprised of shares of the Buyer’s common stock issuable to the Company in the event that the Buyer completes an initial public offering (“IPO”) by a prescribed date. The Company is entitled to shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the Buyer’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The prescribed date by which the IPO must be completed was originally February 1, 2025 and has been previously extended by the Buyer to May 15, 2026 for no additional consideration.

The Company was also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Liability”).

The Company elected to record the contingent portion of consideration receivable, including the IPO Share Consideration, at fair value on the sale date pursuant to the guidance in FASB Emerging Issues Task Force Issue 09-4, “Seller Accounting for Contingent Consideration,” (“EITF 09-4”). The fair value of the IPO Share Consideration was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. As such, the fair value of the IPO Share Consideration relies on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the fair valuation. Significant assumptions related to the valuation of the IPO Share Consideration include the likelihood of a Buyer IPO and the valuation of the Buyer’s common stock in a potential IPO.

After January 17, 2023, and as prescribed under EITF 09-4, the Company elected to subsequently treat contingent consideration receivable, including the IPO Share Consideration, using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period. The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. No such gains or losses were recognized during the three or nine months ended September 30, 2025 or 2024.

The carrying value of the remaining unresolved components of contingent consideration receivable as of September 30, 2025 December 31, 2024 was as follows:

	September 30,	December 31,
	2025	2024
Assets:
IPO Share consideration	$1,463,518	$1,463,518

Liabilities:
Indemnification Clause	$143,974	$143,974

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 4 – DISPOSITIONS (CONTINUED)

Subsequent Sale of BTG

On October 28, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell the assets used in the BTG business to the former principal physical therapist for $125,000 cash. The assets sold, which included equipment, inventory, supplies, clients lists and contracts, intellectual property and goodwill, had no book value as of September 30, 2025. The Company has classified the following liabilities related to BTG as held for sale as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accounts payable, accrued expenses and other current liabilities	$16,198	$—
Contract liabilities	47,909	—
Total current liabilities held for sale	$64,107	$—

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

Insurance prepayments	$—	$5,916
Other expense prepayments	16,464	19,838
Lease deposits	20,095	55,047
Contract assets	—	20,058
Total prepaid expenses and other	36,559	100,859
Less: long term portion	—	(44,140)
Prepaid expenses and other, current portion	$36,559	$56,719

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

Medical equipment	$646,211	$496,452
Furniture, office equipment and leasehold improvements	157,204	314,963

Total property and equipment	803,415	811,415
Less: accumulated depreciation	(702,256)	(634,839)

Property and equipment, net	$101,159	$176,576

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense was $20,155 and $27,666 during the three months ended September 30, 2025 and 2024, respectively, and $75,417 and $86,666 during the nine months ended September 30, 2025 and 2024, respectively. The Company recognized a loss on disposal of equipment of $-0- and $1,675 during the three months ended September 30, 2025 and 2024, respectively, and $-0- and $1,675 during the nine months ended September 30, 2025 and 2024, respectively, related to office equipment no longer in use.

NOTE 7 – INTANGIBLE ASSETS

The Company previously recorded intangible assets arising from the acquisition of NCFM in April 2019, including the NCFM Medical Database with an acquisition date fair value of $1,101,538 and the NCFM website with an acquisition date fair value of $41,000. The NCFM Medical Database was being prospectively amortized starting January 1, 2023 over an estimated five-year useful life and the NCFM website was being amortized over a five-year life from the original acquisition date. Amortization expense related to intangible assets was $-0- and $55,077 during the three months ended September 30, 2025 and 2024, respectively, and $-0- and $167,848 during the nine months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2024, the Company determined that triggering events had occurred that required an impairment assessment of the NCFM Medical Database. The triggering events included (i) a material decline in revenue during third quarter 2024, including a 65% decline compared to the three months ended September 30, 2023 and a 35% decline compared to the preceding three month period ended June 30, 2024, (ii) substantial operating losses and negative cash flows generated from the practice during the three months ended September 30, 2024 for the first time since its acquisition, and (iii) substantial downsizing of the practice personnel and overhead. The Company did not believe that the levels of revenue and profitability achieved since acquisition of NCFM in 2019 were reasonably likely to return to the extent that projected cash flows from the practice could substantiate the carrying value of the NCFM Medical Database.

An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. The Company determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the three and nine months ended September 30, 2024. As a result of the impairment, the Company had no remaining carrying value assigned to any intangible assets and no expected future amortization expense of intangible assets after September 30, 2024.

NOTE 8 – LEASES

As of September 30, 2025 Company had an operating lease, and related amendments thereto, for (i) office space housing its consolidated NCFM, AEU and CCN practices along with its Digital Healthcare and administrative functions expiring in July 2026, (ii) its BTG practice expiring in March 2026, and (iii) a copier lease that expires in January 2027. As of September 30, 2025, the Company’s weighted-average remaining lease term relating to its operating leases was 0.9 years, with a weighted-average discount rate of 23.61%.

Effective in April 2025, the Company renewed its lease for its BTG facility for a period of one year, until March 31, 2026. In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $29,997. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.07%.

Effective June 30, 2025, the Company and the Lessor agreed to terminate a previously existing headquarters lease housing the Company’s Digital Healthcare and administrative functions, which was set to expire in November 2026. In connection with the lease termination, the Company wrote off an ROU lease asset and lease liability in the amount of $115,172 and forfeited lease deposits in the amount of $30,146. The Company recognized a loss on termination of lease in the amount of $30,146 that is included in general and administrative expenses on the accompanying statement of operations in the nine months ended September 30, 2025.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 8 – LEASES (CONTINUED)

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Lease assets	$120,433	$361,109

Lease liabilities
Lease liabilities (short term)	$116,762	$208,549
Lease liabilities (long term)	3,671	153,592
Total lease liabilities	$120,433	$362,141

Lease expense was $41,881 and $126,211 during the three months ended September 30, 2025 and 2024, respectively, and $209,030 and $385,610 during the nine months ended September 30, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of September 30, 2025:

2025 (October to December)	$45,102
2026	97,016
2027	990
Total lease payments	143,108
Less interest	(22,675)
Present value of lease liabilities	$120,433

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

Trade accounts payable	$580,291	$468,803
Accrued payroll liabilities	17,971	17,827
Accrued operating expenses	101,908	90,462
Accrued interest	59,245	161,171
Accrued commissions payable from 2022 MSSP Consideration	25,000	25,000
Product return allowance	1,567	2,049
	$785,982	$765,312

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

Patient services paid but not provided - NCFM	$29,056	$86,201
Patient services paid but not provided - BTG	—	111,877
Patient services paid but not provided - CCN	16,132	32,743
Unshipped products - MOD	2,547	1,724
	$47,735	$232,545

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

On October 28, 2025, the Company sold its BTG practice. Contract liabilities related to BTG are classified as liabilities held for sale as of September 30, 2025.

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2025 and December 31, 2024 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s Chief Executive Officer and Chairman of the Board of Directors:

	September 30,	December 31,
	2025	2024

Convertible notes payable to Dr. Michael Dent carried at fair value	$4,235,519	$671,025
Face value of convertible notes payable to Dr. Michael Dent carried at amortized value	542,692	2,315,000
Less: unamortized discounts on convertible notes payable	(32,739)	(494,104)
Carrying value of convertible notes payable to Dr. Michael Dent	4,745,472	2,491,921
Undocumented advances payable to Dr. Michael Dent	170,000	420,000
Deferred compensation payable to Dr. Michael Dent	300,600	300,600
Notes payable and other amounts due to related party, net	$5,216,072	$3,212,521

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Notes Payable Carried at Fair Value

Certain of the convertible notes payable to Dr. Dent are carried at fair value as a result of previous maturity date extensions that were treated as an extinguishment and reissuance transactions. Such notes are revalued to their fair value at each period end. Convertible notes payable to Dr. Dent that are carried at fair value and revalued each period were comprised of the following as of September 30, 2025 and December 31, 2024:

			Amount Carried at Fair Value
Inception	Maturity	Principal	September 30,	December 31,
Date	Date	Amount	2025	2024
03/27/24	12/31/25	$350,000	$364,616	$393,317
03/27/24	03/31/26	150,000	165,668	131,615
03/27/24	03/31/26	166,500	183,891	146,093
04/10/24	12/31/25	150,000	169,017	—
04/18/24	12/31/25	50,000	56,664	—
06/03/24	12/31/25	1,000,000	1,102,935	—
09/19/24	03/31/26	36,842	38,939	—
09/19/24	03/31/26	10,526	11,125	—
09/19/24	03/31/26	73,684	77,878	—
09/19/24	03/31/26	21,053	22,251	—
09/19/24	03/31/26	105,263	111,254	—
09/19/24	03/31/26	126,316	133,505	—
09/19/24	03/31/26	105,263	111,254	—
09/19/24	03/31/26	52,632	55,627	—
09/19/24	03/31/26	157,895	166,881	—
09/19/24	03/31/26	210,526	222,508	—
12/04/24	12/31/25	30,000	27,321	—
12/17/24	12/31/25	130,000	78,847	—
12/31/24	12/31/25	10,000	137,830	—
03/04/25	03/31/26	35,000	49,961	—
03/12/25	03/31/26	90,000	63,567	—
03/18/25	03/31/26	60,000	429,846	—
03/27/25	03/31/26	85,000	68,165	—
04/01/25	03/31/26	70,000	22,182	—
04/09/25	03/31/26	40,000	110,692	—
04/16/25	03/31/26	25,000	16,575	—
04/22/25	03/31/26	70,000	71,720	—
05/08/25	03/31/26	120,000	109,903	—
05/12/25	03/31/26	50,000	54,897	—
		$3,581,500	$4,235,519	$671,025

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Changes in the fair value of convertible notes payable to Dr. Dent during the three and nine months ended September 30, 2025 and 2024 were as follows:

			Three Months Ended		Nine Months Ended
Inception	Maturity	Principal	September 30,		September 30,
Date	Date	Amount	2025	2024	2025	2024
03/27/24	12/31/25	$350,000	$(8,263)	$(33,224)	$11,507	$(45,497)
03/27/24	03/31/26	150,000	14,842	(4,130)	63,498	(4,130)
03/27/24	03/31/26	166,500	16,539	(27,990)	71,434	(43,617)
04/10/24	12/31/25	150,000	10,908	—	10,908	—
04/18/24	12/31/25	50,000	3,551	—	3,551	—
06/03/24	12/31/25	1,000,000	67,853	—	67,851	—
09/19/24	03/31/26	36,842	3,327	—	4,612	—
09/19/24	03/31/26	10,526	951	—	1,318	—
09/19/24	03/31/26	73,684	6,655	—	9,223	—
09/19/24	03/31/26	21,053	1,901	—	2,635	—
09/19/24	03/31/26	105,263	9,507	—	13,176	—
09/19/24	03/31/26	126,316	11,409	—	15,811	—
09/19/24	03/31/26	105,263	9,507	—	13,176	—
09/19/24	03/31/26	52,632	4,754	—	6,588	—
09/19/24	03/31/26	157,895	14,261	—	19,764	—
09/19/24	03/31/26	210,526	19,014	—	26,352	—
12/04/24	12/31/25	30,000	1,428	—	1,428	—
12/17/24	12/31/25	130,000	3,730	—	3,730	—
12/31/24	12/31/25	10,000	6,065	—	6,065	—
			$197,939	$(65,344)	$352,627	$(93,244)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Notes Payable Carried at Amortized Value

Convertible notes payable to Dr. Dent that have not been extended are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and embedded conversion features (“ECFs”) in the convertible notes. Convertible notes payable to Dr. Dent that are carried at net amortized value were comprised of the following as of September 30, 2025 and December 31, 2024:

		Principal Outstanding		Unamortized Discount		Amortized Carrying Value
Inception	Maturity	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
Date	Date	2025	2024	2025	2024	2025	2024
04/10/24	12/31/25	$—	$150,000	$—	$(7,279)	$—	$142,721
04/18/24	12/31/25	—	50,000	—	(2,836)	—	47,164
06/03/24	12/31/25	—	1,000,000	—	(331,546)	—	668,453
09/19/24	03/31/26	—	36,842	—	(1,531)	—	35,311
09/19/24	03/31/26	—	10,526	—	(666)	—	9,860
09/19/24	03/31/26	—	73,684	—	(4,662)	—	69,022
09/19/24	03/31/26	—	21,053	—	(1,783)	—	19,270
09/19/24	03/31/26	—	105,263	—	(12,965)	—	92,298
09/19/24	03/31/26	—	126,316	—	(21,095)	—	105,221
09/19/24	03/31/26	—	105,263	—	(19,191)	—	86,072
09/19/24	03/31/26	—	52,632	—	(10,586)	—	42,046
09/19/24	03/31/26	—	157,895	—	(33,144)	—	124,751
09/19/24	03/31/26	—	210,526	—	(46,820)	—	163,706
12/04/24	12/31/25	—	25,000	—	—	—	25,000
12/17/24	12/31/25	—	70,000	—	—	—	70,000
12/31/24	12/31/25	—	120,000	—	—	—	120,000
05/29/25	11/29/25	35,000	—	—	—	35,000	—
06/04/25	12/04/25	83,846	—	—	—	83,846	—
06/18/25	12/18/25	43,846	—	—	—	43,846	—
06/25/25	12/25/25	50,000	—	(1,444)	—	48,556	—
07/01/25	01/01/26	70,000	—	(8,104)	—	61,896	—
07/11/25	01/11/26	50,000	—	—	—	50,000	—
07/16/25	01/16/26	40,000	—	—	—	40,000	—
07/23/25	01/23/26	30,000	—	—	—	30,000	—
09/03/25	03/03/26	15,000	—	(3,191)	—	11,809	—
09/10/25	03/10/26	54,000	—	(10,254)	—	43,746	—
09/17/25	03/17/26	45,000	—	(9,746)	—	35,254	—
09/26/25	03/26/26	26,000	—	—	—	26,000	—
		$542,692	$2,315,000	$(32,739)	$(494,104)	$509,953	$1,820,895

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Amortization of debt discount on such convertible notes payable to Dr. Dent during the three and nine months ended September 30, 2025 and 2024 was as follows:

			Three Months Ended		Nine Months Ended
Inception	Maturity	Principal	September 30,		September 30,
Date	Date	Amount	2025	2024	2025	2024
03/14/23	03/14/24	$26,011	$—	$—	$—	$2,504
12/01/23	02/28/24	166,500	—	—	—	32,330
03/27/24	06/27/25	350,000	—	—	—	203,588
03/27/24	09/20/25	150,000	—	32,715	—	89,222
04/10/24	04/10/25	150,000	—	—	7,279	—
04/18/24	04/18/25	50,000	—	—	2,836	—
06/03/24	06/03/25	1,000,000	—	198,068	331,547	256,196
09/19/24	09/20/25	36,842	—	1,684	1,531	1,684
09/19/24	09/20/25	10,526	—	458	666	458
09/19/24	09/20/25	73,684	—	3,205	4,662	3,205
09/19/24	09/20/25	21,053	—	1,032	1,783	1,032
09/19/24	09/20/25	105,263	—	4,754	12,965	4,754
09/19/24	09/20/25	126,316	—	5,156	21,095	5,156
09/19/24	09/20/25	105,263	—	4,139	19,191	4,139
09/19/24	09/20/25	52,632	—	1,974	10,585	1,974
09/19/24	09/20/25	157,895	—	5,787	33,143	5,787
09/19/24	09/20/25	210,526	—	7,464	46,820	7,464
04/01/25	03/31/26	20,000	2,623	—	5,189	—
04/09/25	03/31/26	100,000	10,929	—	20,670	—
04/16/25	03/31/26	15,000	2,295	—	4,166	—
04/22/25	03/31/26	65,000	9,945	—	17,404	—
05/12/25	03/31/26	50,000	2,174	—	3,332	—
06/25/25	12/25/25	50,000	1,545	—	1,629	—
07/01/25	01/01/26	70,000	7,930	—	7,930	—
09/03/25	03/03/26	15,000	559	—	559	—
09/10/25	03/10/26	54,000	1,274	—	1,274	—
09/17/25	03/17/26	45,000	754	—	754	—
			$40,028	$266,436	$557,010	$619,493

There were no repayments on convertible notes payable to Dr. Dent carried at net amortized value during the three or nine months ended September 30, 2025 or 2024.

Interest

Interest accrued on notes and convertible notes payable to related parties as of September 30, 2025 and December 31, 2024 was $39,536 and $143,445, respectively. Interest expense on convertible notes payable to Dr. Dent was $42,153 and $43,742 in the three months ended September 30, 2025 and 2024, respectively, and $186,896 and $75,091 in the nine months ended September 30, 2025 and 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Undocumented Advances

From time to time, Dr. Dent has made undocumented cash advances to the Company. Amounts due to Dr. Dent under such undocumented advances were comprised of the following as of September 30, 2025 and December 31, 2024:

		Amount Due to Dr. Dent
Advance	Advance	September 30,	December 31,
Date	Amount	2025	2024
09/24/24	$130,000	$—	$30,000
09/30/24	10,000	—	10,000
10/01/24	35,000	—	35,000
10/08/24	90,000	—	90,000
10/15/24	60,000	—	60,000
10/21/24	85,000	—	85,000
11/06/24	70,000	—	70,000
11/13/24	40,000	—	40,000
06/13/25	70,000	70,000	—
07/30/25	56,000	—	—
08/12/25	100,000	100,000	—
	$746,000	$170,000	$420,000

Deferred Compensation

As of September 30, 2025 and December 31, 2024 the Company owed Dr. Dent $300,600 and $300,600, respectively, related to prior period deferred compensation.

Extensions of Convertible Notes Payable to Dr. Dent

On March 20, 2025, the maturity date on three notes payable to Dr. Dent with aggregate principal of $1,216,500 was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 13,534 shares of the Company’s common stock at an exercise price of $3.75 per share (the “March Extension”). The fair value of the warrant was $25,625. Because the discounted cash flows from the notes extended in the March Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and the extended notes were recorded at fair value following the March Extension. In connection with the March Extension, the Company recognized a gain on debt extinguishment in the amount of $-0- and $42,726 in the three and nine months ended September 30, 2025, respectively.

On June 30, 2025, the maturity date on seven notes payable to Dr. Dent with aggregate principal of $1,765,000 was extended until December 31, 2025 in exchange for a ten-year warrant to purchase 19,866 shares of the Company’s common stock at an exercise price of $2.00 per share (the “June Extension”). The fair value of the warrant was $22,126. Because the discounted cash flows from the notes extended in the June Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and any of the extended notes not already carried at fair value were subsequently carried at fair value after the extension. In connection with the June Extension, the Company recognized a gain on debt extinguishment in the amount of $-0- and $132,246 in the three and nine months ended September 30, 2025, respectively.

On September 30, 2025, the maturity date on 22 notes payable to Dr. Dent with aggregate principal of $2,161,500 was extended until March 30, 2026 in exchange for a ten-year warrant to purchase 23,811 shares of the Company’s common stock at an exercise price of $1.95 per share (the “September Extension”). The fair value of the warrant was $25,875. Because the discounted cash flows from the notes extended in the September Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and any of the extended notes not already carried at fair value were subsequently carried at fair value after the extension. In connection with the September Extension, the Company recognized a gain on debt extinguishment in the amount of $85,150 and $85,150 in the three and nine months ended September 30, 2025, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable IV, April 2024	—	36,064
Leaf Capital Note Payable, August 2024	93,187	177,055
1800 Diagonal Note Payable V, January 2025	33,745	—
1800 Diagonal Note Payable VI, January 2025	42,280	—
1800 Diagonal Note Payable VII, February 2025	40,958	—
1800 Diagonal Note Payable VIII, July 2025	176,061
Face value of notes payable	836,231	663,119
Less: unamortized discounts	(92,294)	(27,414)
Notes payable, total	743,937	635,705
Less: long term portion	(450,000)	(508,610)
Notes payable, current portion	$293,937	$127,095

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

Interest accrued on SBA loans as of September 30, 2025 and December 31, 2024 was $19,709 and $17,725, respectively. Interest expense (income) recognized on the loans was $8,736 and $4,253 in the three months ended September 30, 2025 and 2024, respectively, and $17,335 and $12,159 in the nine months ended September 30, 2025 and 2024, respectively. Payments against interest were $2,193 and $6,579 in the three months ended September 30, 2025 and 2024, respectively, and $15,351 and $19,737 in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Other Notes Payable

The Company has issued certain other notes payable to third parties that are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and embedded conversion features (“ECFs”) in the convertible notes. Such notes payable that are carried at net amortized value were comprised of the following as of September 30, 2025 and December 31, 2024:

		Principal Outstanding		Unamortized Discount		Amortized Carrying Value
Inception	Maturity	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
Date	Date	2025	2024	2025	2024	2025	2024
04/24/24	02/28/25	—	36,064	—	(8,772)	—	27,292
08/01/24	07/31/26	93,186	177,055	(9,649)	(18,642)	83,537	158,413
01/16/25	11/15/25	33,746	—	(12,999)	—	20,747	—
01/24/25	11/30/25	42,280	—	(9,615)	—	32,665	—
02/14/25	12/15/25	40,958	—	(10,826)	—	30,132	—
07/29/25	05/30/26	176,061	—	(49,205)	—	126,856	—
		$386,231	$213,119	$(92,294)	$(27,414)	$293,937	$185,705

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization of debt discount on such notes payable during the three and nine months ended September 30, 2025 and 2024 was as follows:

			Three Months Ended		Nine Months Ended
Inception	Maturity	Principal	September 30,		September 30,
Date	Date	Amount	2025	2024	2025	2024
08/08/23	06/30/24	$162,131	$—	$—	$—	$13,098
11/03/23	09/03/24	378,000	—	13,000	—	49,400
12/12/23	10/15/24	162,131	—	11,091	—	33,032
12/13/23	09/03/24	189,000	—	16,189	—	61,517
04/24/24	02/28/25	180,320	—	13,450	8,772	23,245
08/01/24	07/31/26	223,649	3,029	1,975	8,991	1,977
01/16/25	11/15/25	168,728	25,997	—	70,644	—
01/24/25	11/30/25	112,746	14,501	—	38,459	—
02/14/25	12/15/25	136,528	13,105	—	32,477	—
07/29/25	05/30/26	154,440	12,810	—	12,810	—
			$69,442	$55,705	$172,153	$182,269

Repayments on such notes payable during the three and nine months ended September 30, 2025 and 2024 was as follows:

			Three Months Ended		Nine Months Ended
Inception	Maturity	Principal	September 30,		September 30,
Date	Date	Amount	2025	2024	2025	2024
08/08/23	06/30/24	$162,131	$—	$0	$—	$97,278
11/03/23	09/03/24	378,000	—	113,400	—	302,400
12/12/23	10/15/24	162,131	—	48,639	—	147,102
12/13/23	09/03/24	189,000	—	81,000	—	189,000
04/24/24	02/28/25	180,320	—	54,096	36,064	72,128
08/01/24	07/31/26	223,649	27,956	18,637	83,868	18,637
01/16/25	11/15/25	168,728	50,618	—	134,982	—
01/24/25	11/30/25	112,746	70,466	—	70,466	—
02/14/25	12/15/25	136,528	40,958	—	95,570	—
07/29/25	05/30/26	154,440	—	—	—	—
			$189,998	$315,772	$420,950	$826,545

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2025 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance, beginning of period	$16,285	$—	$—	$—
Inception of derivative financial instruments	10,953	—	72,970	—
Change in fair value of derivative financial instruments	48,494	—	2,762	—
Conversion or extinguishment of derivative financial instruments	—	—	—	—

Balance, end of period	$75,732	$—	$75,732	$—

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Nine Months Ended September 30,
	2025	2024

Pricing model utilized	Binomial Lattice	—
Risk free rate range	3.83% to 4.29%	—
Expected life range (in years)	0.13 to 0.85	—
Volatility range	164.80% to 297.56%	—
Dividend yield	0.00%	—

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the nine months ended September 30, 2024.

NOTE 14 – SHAREHOLDERS’ DEFICIT

Private Placements

During the nine months ended September 30, 2025, the Company sold 2,000 shares of common stock to one investor in a private placement transaction. The Company received $10,000 in proceeds from the sale. In connection with the stock sales, the Company also agreed to extend the expiration date on 11,765 warrants to purchase shares of common stock at an exercise price of $15.00 per share for an additional two years.

During the nine months ended September 30, 2024, the Company sold 59,772 shares of common stock to four investors in separate private placement transactions. The Company received $405,000 in proceeds from the sales. In connection with the sales, the Company also issued 25,000 five-year warrants to purchase shares of common stock at an exercise price of $17.00 per share and 4,286 five-year warrants to purchase shares of common stock at an exercise price of $16.00 per share. The Company was also obligated to issue 4,061 shares with a value of $29,134 as a stock issuance fee related to the private placement sales.

Shares issued to Consultants

During the nine months ended September 30, 2024, the Company issued to a consultant a ten-year stock option to purchase 25,050 shares of common stock at an exercise price equal of $5.69 in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024. No shares were issued to consultants during the nine months ended September 30, 2025.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Common Stock Issuable

As of September 30, 2025 and December 31, 2024, the Company was obligated to issue the following shares:

	September 30, 2025		December 31, 2024
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$85,498	28,162	$81,632	14,305
Shares issuable to independent directors	—	—	80,000	16,327
	$85,498	28,162	$161,632	30,632

Stock Warrants

Transactions involving our stock warrants during the nine months ended September 30, 2025 and 2024 are summarized as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	1,014,932	$16.25	774,146	$20.48
Granted during the period	57,212	$2.39	296,077	$6.38
Exercised during the period	—	$—	—	$—
Expired during the period	(247,294)	$(13.73)	(14,257)	$(27.84)
Outstanding at end of the period	824,850	$16.04	1,055,966	$16.43

Exercisable at end of the period	824,850	$16.04	1,055,966	$16.43

Weighted average remaining life	4.4 years		3.3 years

The following table summarizes information about the Company’s stock warrants outstanding as of September 30, 2025:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.02 to 10.00	415,281	7.5	$4.92	415,281	$4.92
$10.01 to 25.00	185,625	2.5	$15.04	185,625	$15.04
$25.01 to 50.00	194,334	0.3	$32.91	194,334	$32.91
$50.01 to 105.00	29,610	0.8	$67.57	29,610	$67.57
$0.02 to 105.00	824,850	4.4	$16.04	824,850	$16.04

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During the nine months ended September 30, 2025 and 2024, the Company issued 57,212 and 296,077 warrants, respectively, the aggregate grant date fair value of which was $73,626 and $1,037,535, respectively. There were no warrants exercised during the nine months ended September 30, 2025 or 2024. The fair value of the warrants was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.16% to 4.24%	3.65% to 4.69%
Expected life range (in years)	10.00 years	5.00 to 10.00 years
Volatility range	172.21% to 175.32%	139.73% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	44.00%	33.00%

Equity Incentive Plans

On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 EIP”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2016 EIP allowed for the issuance of up to 155,037 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2016 EIP is governed by the Board, or a committee that may be appointed by the Board in the future. The 2016 EIP expired during 2021 but allows for the prospective issuance of common shares upon vesting of stock awards or exercise of stock options granted prior to expiration of the 2016 EIP.

On September 9, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2016 EIP, the “EIPs”) for the purpose of having equity awards available to allow for equity participation by its employees, consultants and non-employee directors. The 2021 EIP allows for the issuance of up to 200,000 shares of the Company’s common stock, which may be issued in the form of stock options, stock appreciation rights, or common shares. The 2021 EIP is governed by the Board, or a committee that may be appointed by the Board in the future.

Amounts recognized in the financial statements with respect to the EIPs in the nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total cost of share-based payment plans during the period	$53,016	$98,906	$65,409	$134,892
Amounts capitalized in deferred equity compensation during period	$—	$—	$—	$—
Amounts written off from deferred equity compensation during period	$—	$—	$—	$57,147
Amounts charged against income for amounts previously capitalized	$—	$—	$—	$—
Amounts charged against income, before income tax benefit	$53,016	$98,906	$65,409	$192,039
Amount of related income tax benefit recognized in income	$—	$—	$—	$—

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the nine months ended September 30, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	61,579	$6.94	50,937	$15.57
Granted during the period	75,000	$2.20	48,050	$5.84
Exercised during the period	—	$—	—	$—
Forfeited during the period	(759)	$(17.73)	(36,518)	$(17.48)
Outstanding at end of period	135,820	$4.26	62,469	$7.00

Options exercisable at period-end	90,320	$4.94	48,844	$7.00

As of September 30, 2025, there was $74,189 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 0.8 years.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $1.53 and $4.00, respectively. The total fair value of options vested during the nine months ended September 30, 2025 and 2024 was $85,932 and $153,542, respectively. No options were exercised during the nine months ended September 30, 2025 or 2024. Stock based compensation expense related to stock options was $62,322 and $7,172 in the three months ended September 30, 2025 and 2024, respectively, and $24,715 and $70,688 in the nine months ended September 30, 2025 and 2024, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the nine months ended September 30, 2025 and 2024 was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.26%	4.20% to 4.23%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	172.20%	173.09% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	30.00%	30.00%

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the nine months ended September 30, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	13,500	$4.72	10,731	$6.14
Granted	75,000	$1.53	48,050	$4.09
Vested	(43,000)	$(2.00)	(37,322)	$(4.11)
Forfeited	—	$—	(7,833)	$(5.62)
Nonvested options at end of period	45,500	$2.04	13,626	$4.75

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the nine months ended September 30, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	—	$—	14,845	$5.19
Granted	2,041	$2.30	—	$0.00
Vested	(2,041)	$(2.30)	(12,295)	$(4.93)
Forfeited	—	$—	(2,550)	$(6.43)
Nonvested grants at end of period	—	$—	—	$0.00

As of September 30, 2025, there was $-0- of total unrecognized compensation cost related to stock grants made under the EIPs. The aggregate fair value of share grants that vested during the nine months ended September 30, 2025 and 2024 was $4,694 and $60,588, respectively. Stock based compensation expense related to stock grants was $4,694 and $196 in the three months ended September 30, 2025 and 2024, respectively, and $4,694 and $3,788 in the nine months ended September 30, 2025 and 2024, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 98% and 96% of its product sales made through MOD in the nine months ended September 30, 2025 and 2024, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

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

NOTE 16 – SEGMENT REPORTING

As of September 30, 2025, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery, (iii) CCN, a primary care providing a comprehensive range of medical services, and (iv) AEU, a minimally and non-invasive cosmetic services. During 2024, the Company replaced its NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. During May 2025, the Company consolidated the NCFM, AEU and CCN practices into the former NWC office.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2025 was as follows:

	Three Months Ended September 30, 2025
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$380,780	$—	$—	$380,780
Subscription revenue	—	1,450	—	1,450
Product revenue	—	—	6,315	6,315
Total revenue	380,780	1,450	6,315	388,545

Operating Expenses
Practice salaries and benefits	180,754	—	—	180,754
Other practice operating expenses	207,068	—	—	207,068
Cost of product revenue	—	—	9,418	9,418
Selling, general and administrative expenses	—	501,940	(1,204)	500,736
Depreciation and amortization	18,981	1,174	—	20,155
Total Operating Expenses	406,803	503,114	8,214	918,131

Loss from operations	$(26,023)	$(501,664)	$(1,899)	$(529,586)

Other Segment Information
Loss on extinguishment of debt	$—	$(85,150)	$—	$(85,150)
Change in fair value of debt	$—	$197,939	$—	$197,939
Gain on change in fair value of derivative financial instruments	$—	$48,494	$—	$48,494
Amortization of original issue discounts on notes payable	$3,030	$106,440	$—	$109,470
Interest expense and other	$5,824	$45,637	$—	$51,461

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2025 was as follows:

	Nine Months Ended September 30, 2025
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$1,705,635	$—	$—	$1,705,635
Subscription revenue	—	18,133	—	18,133
Product and other revenue	—	—	31,345	31,345
Total revenue	1,705,635	18,133	31,345	1,755,113

Operating Expenses
Practice salaries and benefits	868,499	—	—	868,499
Other practice operating expenses	768,439	—	—	768,439
Cost of product revenue	—	—	43,212	43,212
Selling, general and administrative expenses	—	1,558,984	22,922	1,581,906
Depreciation and amortization	71,895	3,522	—	75,417
Total Operating Expenses	1,708,833	1,562,506	66,134	3,337,473

Income (loss) from operations	$(3,198)	$(1,544,373)	$(34,789)	$(1,582,360)

Other Segment Information
Loss on extinguishment of debt	$—	$(260,122)	$—	$(260,122)
Change in fair value of debt	$—	$352,627	$—	$352,627
Gain on change in fair value of derivative financial instruments	$—	$2,762	$—	$2,762
Amortization of original issue discounts on notes payable	$8,992	$720,171	$—	$729,163
Interest expense and other	$1,557	$195,430	$—	$196,987

Identifiable Assets
Identifiable assets as of September 30, 2025	$262,577	$1,501,980	$—	$1,764,557
Identifiable assets as of December 31, 2024	$496,391	$1,719,020	$7,578	$2,222,989

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended September 30, 2024 was as follows:

	Three Months Ended September 30, 2024
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$522,795	$—	$—	$522,795
Subscription revenue	—	32,367	—	32,367
Product revenue	—	—	34,962	34,962
Total revenue	522,795	32,367	34,962	590,124

Operating Expenses
Practice salaries and benefits	449,759	—	—	449,759
Other practice operating expenses	349,467	—	—	349,467
Cost of product revenue	—	—	31,674	31,674
Selling, general and administrative expenses	—	621,688	10,140	631,828
Depreciation and amortization	81,513	1,230	—	82,743
Impairment loss	716,000	—	—	716,000
Total Operating Expenses	1,596,739	622,918	41,814	2,261,471

Loss from operations	$(1,073,944)	$(590,551)	$(6,852)	$(1,671,347)

Other Segment Information
Gain on extinguishment of debt	$—	$(2,580)	$—	$(2,580)
Change in fair value of debt	$—	$(65,344)	$—	$(65,344)
Amortization of original issue discounts on notes payable	$1,976	$320,165	$—	$322,141
Interest expense and other	$3,015	$44,540	$—	$47,555

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2024 was as follows:

	Nine Months Ended September 30, 2024
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$2,249,579	$—	$—	$2,249,579
Subscription revenue	—	48,161	—	48,161
Product and other revenue	—	—	91,694	91,694
Total revenue	2,249,579	48,161	91,694	2,389,434

Operating Expenses
Practice salaries and benefits	1,546,806	—	—	1,546,806
Other practice operating expenses	1,221,272	—	—	1,221,272
Cost of product revenue	—	—	86,976	86,976
Selling, general and administrative expenses	—	2,444,386	48,354	2,492,740
Depreciation and amortization	250,604	3,910	—	254,514
Impairment loss	716,000	—	—	716,000
Total Operating Expenses	3,734,682	2,448,296	135,330	6,318,308

Loss from operations	$(1,485,103)	$(2,400,135)	$(43,636)	$(3,928,874)

Other Segment Information
Loss on extinguishment of debt	$—	$167,647	$—	$167,647
Change in fair value of debt	$—	$(93,244)	$—	$(93,244)
Amortization of original issue discounts on notes payable	$1,976	$799,786	$—	$801,762
Interest expense and other	$8,532	$87,702	$—	$96,234

Identifiable Assets
Identifiable assets as of September 30, 2024	$579,805	$2,173,951	$4,402	$2,758,158

The Digital Healthcare made intercompany sales of $-0- and $304 in the three months ended September 30, 2025 and 2024, respectively, and $-0- and $820 in the nine months ended September 30, 2025 and 2024, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Contingent sale consideration receivable	$—	$—	$1,463,518	$1,463,518	$—	$—	$1,463,163	$1,463,163
Liabilities:
Derivative financial instruments	—	—	75,732	75,732	—	—	—	—
Convertible notes payable to related party	—	—	4,235,519	4,235,519	—	—	671,025	671,025
	$—	$—	$4,311,251	$4,311,251	$—	$—	$671,025	$671,025

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Change in fair value of debt	$(197,939)	$65,344	$(352,627)	$93,244
Contingent acquisition consideration payable	—	1,478	—	2,189
Change in fair value of derivative financial instruments	$(48,494)	$—	$(2,762)	$—

Total	$(246,433)	$66,822	$(355,389)	$95,433

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2025, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, other than the following:

On October 2, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $34,000, an interest rate of 12% per annum, and a maturity date of April 2, 2026. The note is convertible at any time at the holder’s option into shares of the Company’s common stock at a fixed conversion price of $1.74 per share. The Company received net proceeds of $34,000.

On October 3, 2025, the Company issued a promissory note payable to an investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 15, 2026. The Company is required to make 10 monthly payments of $13,782 starting November 15, 2025 and ending on August 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default.

On October 28, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell the assets used in the BTG business to the former principal physical therapist for $125,000 cash. The assets sold, which included equipment, inventory, supplies, clients lists and contracts, intellectual property and goodwill, had no book value as of September 30, 2025.

On November 10, 2025, the Company issued a second promissory note payable to a different investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 30, 2026. The Company is required to make installments starting April 30, 2026 and ending on August 30, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default.

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

Results of Operations

Comparison of three months ended September 30, 2025 and 2024

The following table summarizes the changes in our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Change
	2025	2024	$	%

Patient service revenue, net	$380,780	$522,795	$(142,015)	-27%
Subscription revenue	1,450	32,367	(30,917)	-96%
Product revenue	6,315	34,962	(28,647)	-82%
Total revenue	388,545	590,124	(201,579)	-34%

Operating Expenses and Costs
Practice salaries and benefits	180,754	449,759	(269,005)	-60%
Other practice operating expenses	207,068	349,467	(142,399)	-41%
Cost of product revenue	9,418	31,674	(22,256)	-70%
Selling, general and administrative expenses	500,736	631,828	(131,092)	-21%
Depreciation and amortization	20,155	82,743	(62,588)	-76%
Impairment loss	—	716,000	(716,000)	-100%
Loss from operations	(529,586)	(1,671,347)	1,141,761	-68%

Other Income (Expenses)
Gain on extinguishment of debt	85,150	2,580	82,570	3200%
Gain (loss) on change in fair value of debt	(197,939)	65,344	(263,283)	-403%
Loss on change in fair value of derivative financial instruments	(48,494)	—	(48,494)	*
Amortization of original issue discounts on notes payable	(109,470)	(322,141)	212,671	-66%
Interest expense	(51,461)	(47,555)	(3,906)	8%
Total other income (expenses)	(322,214)	(301,772)	(20,442)	7%

Net loss	$(851,800)	$(1,973,119)	$1,121,319	-57%

* -	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $142,015, or 27% year-over-year, from $522,795 in the three months ended September 30, 2024, to $380,780 in the three months ended September 30, 2025, primarily as a result of (i) a 100% decrease at our NWC practice of $80,708 due to the discontinuation of this practice in October 2024, and (ii) a 21% year-over-year decrease at our NCFM practice of $76,930 due to changes in clinical staffing and cost reductions, offset by (iii) third quarter 2025 revenue of $13,573 from our CCN practice which began in fourth quarter 2024, and (iii) an 8% increase at our BTG practice of $5,654. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $411,404, or 51%, from the three months ended September 30, 2024 to the three months ended September 30, 2025.

Subscription revenue in the three months ended September 30, 2025 decreased by $30,917, or 96% year-over-year, to $1,450 in the three months ended September 30, 2025, from $32,367 in the three months ended September 30, 2024, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $6,315 in the three months ended September 30, 2025, compared to $34,962 in the three months ended September 30, 2024, a decrease of $28,647, or 82%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $269,005, or 60%, to $180,754 in the three months ended September 30, 2025, compared to $449,759 in the three months ended September 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and into 2025.

Other practice operating costs decreased by $142,399 or 41%, to $207,068 in the three months ended September 30, 2025 from $349,467 in the three months ended September 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and into 2025.

Cost of product revenue was $9,418 in the three months ended September 30, 2025, a decrease of $22,256, or 70%, compared to $31,674 in the same period of 2024, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $131,092, or 21%, to $500,736 in the three months ended September 30, 2025 compared to $631,828 in the three months ended September 30, 2024, primarily due to lower salaried overhead in the corporate office, lower stock-based compensation expense resulting from fewer employee and consultant grants in 2025, and lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the three months ended September 30, 2025 decreased by $62,588, or 76%, to $20,155 compared to $82,743 in the three months ended September 30, 2024, primarily as a result of the impairment of NCFM intangible assets in September 2024 resulting in no amortization in the three months ended September 30, 2025.

During the three months ended September 30, 2024, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0-. There were no impairment charges during the three months ended September 30, 2025.

Loss from operations decreased by $1,141,761, or 68%, to $529,586 in the three months ended September 30, 2025 compared to $1,671,347 in the three months ended September 30, 2024, primarily as a result of reduced practice operating costs, corporate overhead costs and selling, general and administrative expenses, offset in part by lower revenue.

Other Income (Expenses)

Gain on extinguishment of debt in the three months ended September 30, 2025 was $85,150, compared to $2,580 in the three months ended September 30, 2024. Gain on extinguishment of debt in the three months ended September 30, 2025 resulted from the extension of 22 notes payable to Dr. Dent during the quarter. Gain on extinguishment of debt in the three months ended September 30, 2024 resulted from the extension of two notes payable to Dr. Dent during the quarter.

Gain (loss) on the change in fair value of debt was a loss of $197,939 in the three months ended September 30, 2025 related to 19 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. The loss on change in fair value of debt was $65,344 in the three months ended September 30, 2024 and related to three notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Loss on change in fair value of derivative financial instruments was $48,494 in the three months ended September 30, 2025, resulting from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end. There were no such gains or losses in the three months ended September 30, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended September 30, 2025 was $109,470, a decrease of $212,671, or 66%, compared to $322,141 in the three months ended September 30, 2024. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable in 2024, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2025.

Interest expense and other increased by $3,906, or 8%, to $51,461 for the three months ended September 30, 2025, compared to $47,555 in the three months ended September 30, 2024, due to an increase in interest-bearing notes payable to related parties during 2024 and first quarter 2025, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other net expenses increased by $20,442, or 7%, to net expense of $322,214 in the three months ended September 30, 2025 compared to net expense of $301,772 in the three months ended September 30, 2024. The change was primarily a result of higher losses from changes in fair value of debt, offset by lower debt-related discount amortization and interest charges in 2025 corresponding to lower initial fees and discounts.

Net loss

Net loss decreased by $1,121,319, or 57%, to $851,800 in the three months ended September 30, 2025, compared to net loss of $1,973,119 in the three months ended September 30, 2024, primarily as a result of reduced practice operating costs and corporate overhead resulting from cost cutting measures implemented starting in 2024, offset by lower revenue from our practices.

Comparison of nine months ended September 30, 2025 and 2024

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025		Change
	2025	2024	$	%

Patient service revenue, net	$1,705,635	$2,249,579	$(543,944)	-24%
Subscription revenue	18,133	48,161	(30,028)	-62%
Product revenue	31,345	91,694	(60,349)	-66%
Total revenue	1,755,113	2,389,434	(634,321)	-27%

Operating Expenses and Costs
Practice salaries and benefits	868,499	1,546,806	(678,307)	-44%
Other practice operating expenses	768,439	1,221,272	(452,833)	-37%
Cost of product revenue	43,212	86,976	(43,764)	-50%
Selling, general and administrative expenses	1,581,906	2,492,740	(910,834)	-37%
Depreciation and amortization	75,417	254,514	(179,097)	-70%
Impairment loss	—	716,000	(716,000)	-100%
Loss from operations	(1,582,360)	(3,928,874)	2,346,514	-60%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	260,122	(167,647)	427,769	-255%
Gain (loss) on change in fair value of debt	(352,627)	93,244	(445,871)	-478%
Loss on change in fair value of derivative financial instruments	(2,762)	—	(2,762)	*
Amortization of original issue discounts on notes payable	(729,163)	(801,762)	72,599	-9%
Interest expense and other	(196,987)	(96,234)	(100,753)	105%
Total other income (expenses)	(1,021,417)	(972,399)	(49,018)	5%

Net loss	$(2,603,777)	$(4,901,273)	$2,297,496	-47%

* -	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $543,944, or 24% year-over-year, from $2,249,579 in the nine months ended September 30, 2024, to $1,705,635 in the nine months ended September 30, 2025, primarily as a result of (i) a 100% decrease at our NWC practice of $320,188 due to the discontinuation of this practice in October 2024, (ii) a 16% year-over-year decrease at our NCFM practice of $260,207 due to changes in clinical staffing and cost reductions, (iii) a 3% decrease at our BTG practice of $8,246, and (iv) a decline in revenue from our AEU practice of $20,552, offset by (v) 2025 revenue of $65,248 from our CCN practice which began in 2025. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $1,131,140, or 41%, from the nine months ended September 30, 2024 to the nine months ended September 30, 2025.

Subscription revenue in the nine months ended September 30, 2025 increased by $30,028, or 62% year-over-year, to $18,133 in the nine months ended September 30, 2025, from $48,161 in the nine months ended September 30, 2024, due primarily to an increase in new standalone HealthLynked Network paid subscriptions in 2025.

Product revenue was $31,345 in the nine months ended September 30, 2025, compared to $91,694 in the nine months ended September 30, 2024, a decrease of $60,349, or 66%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $678,307, or 44%, to $868,499 in the nine months ended September 30, 2025, compared to $1,546,806 in the nine months ended September 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and continuing into 2025.

Other practice operating costs decreased by $452,833 or 37%, to $768,438 in the nine months ended September 30, 2025 from $1,221,272 in the nine months ended September 30, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and continuing into 2025.

Cost of product revenue was $43,212 in the nine months ended September 30, 2025, a decrease of $43,764, or 50%, compared to $86,976 in the same period of 2024, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $910,834, or 37%, to $1,581,906 in the nine months ended September 30, 2025 compared to $2,492,740 in the nine months ended September 30, 2024, primarily due to lower salaried overhead in the corporate office, lower stock-based compensation expense resulting from fewer employee and consultant grants in 2025, and lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the nine months ended September 30, 2025 decreased by $179,097, or 70%, to $75,417 compared to $254,514 in the nine months ended September 30, 2024, primarily as a result of the impairment of NCFM intangible assets in September 2024 resulting in no amortization in the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0-. There were no impairment charges during the nine months ended September 30, 2025.

Loss from operations decreased by $2,346,514, or 60%, to $1,582,360 in the nine months ended September 30, 2025 compared to $3,928,874 in the nine months ended September 30, 2024, primarily as a result of reduced practice operating costs and corporate overhead costs, offset in part by lower revenue.

Other Income (Expenses)

Gain (loss) on extinguishment of debt in the nine months ended September 30, 2025 was a gain of $260,122, compared to a loss of $167,647 in the nine months ended September 30, 2024. Gain on extinguishment of debt in the nine months ended September 30, 2025 resulted from the extension of multiple notes payable to Dr. Dent during the period. Loss on extinguishment of debt in 2024 resulted from two maturing notes payable to Dr. Dent refinanced with new convertible notes payable in the same amount and the extension of the maturity date of three additional notes payable to Dr. Dent.

Gain (loss) on the change in fair value of debt was a loss of $352,627 in the nine months ended September 30, 2025 related to notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. The gain on change in fair value of debt was $93,244 in the nine months ended September 30, 2024 and related to three notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Loss on change in fair value of derivative financial instruments was $2,762 in the nine months ended September 30, 2025, resulting from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end. There were no such gains or losses in the nine months ended September 30, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the nine months ended September 30, 2025 was $729,163, a decrease of $72,599, or 9%, compared to $801,762 in the nine months ended September 30, 2024. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable being amortized in 2024, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2025.

Interest expense and other increased by $100,753, or 105%, to $196,987 for the nine months ended September 30, 2025, compared to $96,234 in the nine months ended September 30, 2024, due to an increase in interest-bearing notes payable to related parties during second half of 2024 and first half of 2025, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Total other net expenses increased by $49,018, or 5%, to net expense of $1,021,417 in the nine months ended September 30, 2025 compared to net expense of $972,399 in the nine months ended September 30, 2024. The change was primarily a result of higher losses on change in fair value of debt and higher and interest charges in 2025 corresponding to higher debt balances, offset by gains related to extinguishment of debt recognized in 2025 and lower debt-related discount amortization.

Net loss

Net loss decreased by $2,297,496, or 47%, to $2,603,777 in the nine months ended September 30, 2025, compared to net loss of $4,901,273 in the nine months ended September 30, 2024, primarily as a result of reduced corporate overhead and practice operating costs resulting from substantial downsizing and cost cutting measures implemented starting in 2024, as well as an impairment charge recognized in 2024, offset by lower revenue from our practices.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our continuing operations.

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (November 19, 2026).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before November 19, 2026 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through November 19, 2026. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of September 30, 2025, we had cash balances of $10,911, a working capital deficit of $5,201,336 and an accumulated deficit of $50,768,392. For the nine months ended September 30, 2025, we had a net loss of $2,603,777 and used cash from operating activities of $1,294,380. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through September 30, 2025, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

During the nine months ended September 30, 2025, we issued new convertible notes payable and to our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $1,266,000 and refinanced or extended existing notes with an aggregate principal of $3,926,000. We also issued notes payable to third parties for net cash proceeds of $430,000. We made repayments on related party and third-party notes of $476,950 in nine months ended September 30, 2025.

On May 1, 2025, we filed a Regulation A Offering Statement on Form 1-A (the “Offering Statement”) for the sale of up to $10,000,000 of our common stock, par value $0.0001 per share. Any proceeds from the offering are subject to effectiveness of the Offering Statement and demand from the market to purchase our common stock.

Without raising additional capital, whether via the sale of equity or debt instruments, from proceeds from the Regulation A Offering, receipt of remaining contingent consideration related to the sale of AHP, from the sale of our current businesses, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 19, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30, 2025
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,294,380)	$(2,750,520)
Investing activities	—	(2,598)
Financing activities	1,229,050	2,520,854
Net increase (decrease) in cash	$(65,330)	$(232,264)

Operating Activities – During the nine months ended September 30, 2025, we used cash from operating activities of $1,294,380, as compared with $2,750,520 in the nine months ended September 30, 2024. The decrease in cash usage results primarily from substantial downsizing and cost reduction efforts at our Health Services practices and our corporate office.

Investing Activities – During the nine months ended September 30, 2024, we used $2,598 in investing activities related to acquisition of computers and office equipment. We did not use any cash in investing activities during the nine months ended September 30, 2025.

Financing Activities – During the nine months ended September 30, 2025, cash provided by financing activities was $1,229,050, comprised of $10,000 from the sale of common stock, $430,000 from the issuance of notes payable to third parties and $1,266,000 from the issuance of notes payable to related parties, offset by $476,950 repayments made against notes payable balances to third parties and related party advances. During the nine months ended September 30, 2024, cash provided by financing activities was $2,520,854, comprised of $405,000 from the sale of common stock, $2,675,000 from the issuance of notes payable to related parties, and $335,000 from the issuance of notes payable to third parties, offset by $67,601 repayments made against notes payable balances to related and third parties.

Exercise of Warrants and Options

No warrants or options were exercised during the nine months ended September 30, 2025 or 2024.

Other Outstanding Obligations at September 30, 2025

As of September 30, 2025, 824,850 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $1.95 to $105.00.

As of September 30, 2025, 135,820 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $2.20 to $25.20.

As of September 30, 2025, 28,162 shares of our common stock are earned but unissued pursuant to consulting agreements.

As of September 30, 2025, 1,226,182 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holder of those instruments, Dr. Michael Dent.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2025 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 1, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $70,000, an interest rate of 12% per annum, and a maturity date of January 1, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $1.79 per share. We received net proceeds of $70,000.

On July 11, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of January 11, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $50,000.

On July 16, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $40,000, an interest rate of 12% per annum, and a maturity date of January 16, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $40,000.

On July 23, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $30,000, an interest rate of 12% per annum, and a maturity date of January 23, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $2.80 per share. We received net proceeds of $30,000.

On September 3, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $15,000, an interest rate of 12% per annum, and a maturity date of March 3, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $2.00 per share. We received net proceeds of $15,000.

On September 10, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $54,000, an interest rate of 12% per annum, and a maturity date of March 10, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $1.78 per share. We received net proceeds of $54,000.

On September 17, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $45,000, an interest rate of 12% per annum, and a maturity date of March 17, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $1.20 per share. We received net proceeds of $45,000.

On September 30, 2025, we issued to a trust controlled by Dr. Michael Dent a ten-year warrant to purchase 23,811 shares of our common stock at an exercise price of $1.95 per share in exchange for an agreement to extend certain notes payable to the trust for a period of six months.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1*	Amended and Restated Articles of Incorporation, as amended
3.2	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Instance Document
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

Dated: November 19, 2025

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Jeremy Daniel
	Name:	Jeremy Daniel
	Title:	Chief Financial Officer and Principal Financial Officer