Form 10-K
period 2025-12-31
HealthLynked Corp
filed 2026-03-31
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-55768

HealthLynked Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1634127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1265 Creekside Parkway, Suite 200, Naples, Florida	34108
(Address of principal executive offices)	(Zip Code)

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

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,753,434, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $2.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its Common Stock are deemed affiliates of the registrant.

As of March 31, 2026, there were 2,941,104 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to continue as a going concern;

●	our substantial indebtedness, including convertible related-party debt, affecting our business, financial condition, and results of operations;

●	our ability to launch, market and sell our products;

●	the continued development of the market for Internet-based personal medical information;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and healthcare regulations and the passages of future laws and healthcare regulations; and

●	acceptance of our business model by investors and the commercial market.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included herein are based on information available to us on the date of this Annual Report on Form 10-K. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1. Business

Overview

HealthLynked Corp. (the “Company,” “we,” “our,”) is a healthcare technology company incorporated in the State of Nevada on August 6, 2014. We operate across three primary divisions – Digital Healthcare, Health Services, and Medical Distribution – each dedicated to leveraging innovative solutions that enhance patient care, reduce costs, and generate long-term value for stockholders.

Our key objectives are to:

1.	Improve patient care management;

2.	Enhance the operational efficiency of medical practices; and

3.	Utilize healthcare data to gain unique insights into diseases, leading to better health outcomes

Digital Healthcare Division

Within our Digital Healthcare division, we develop and manage the HealthLynked Network, a robust, cloud-based platform that centralizes personal medical records and streamlines communication between patients and healthcare providers. Our platform integrates software-based decision-support tools (including AI-enabled features), on-demand telemedicine services, and concierge support, delivering a technology-enabled patient experience.

Our AI-enabled features are designed to support patient engagement and care navigation and are not intended to provide medical diagnoses, treatment recommendations, or replace the judgment of licensed healthcare professionals.

Health Services Division

Historically, we operated and managed a range of clinical medical practices, including women’s health services, physical therapy, aesthetic services, primary care, and functional medicine. These clinical operations were established primarily to support the development of our digital healthcare platform by providing real-world environments in which to deploy, test, and refine our products and services, while generating direct patient and provider feedback.

As our technology platform has matured and our strategic focus has shifted toward scalable, technology-enabled solutions, we have intentionally reduced our exposure to direct clinical operations and exited or divested non-core practices. We currently operate a single clinical service focused on functional medicine, which management believes provides sufficient ongoing clinical insight while maintaining a disciplined cost structure.

This transition reflects a broader effort to improve operating leverage, reduce regulatory and overhead burden, and align capital allocation with our long-term strategy of expanding our Digital Healthcare platform. While the Health Services division has historically generated most of our revenue, it is generally subject to higher operating costs, regulatory complexity, and margin constraints than our technology-focused segments. Accordingly, management does not view direct clinical operations as a primary driver of future growth, but rather as a limited, supportive component of our overall business strategy.

Medical Distribution Division

Operating under MedOfficeDirect LLC (“MOD”), our Medical Distribution division operates as a virtual distributor of medical supplies to medical professionals and individual consumers across the United States. MOD offers medical products through an online marketplace supported by supplier relationships, group purchasing arrangements, and a direct-to-consumer fulfillment model.

We intend to expand this offering to provide access to a broad catalog of name-brand medical supply products for delivery directly to consumers’ homes and to medical practices. MOD partners with NDC National Distribution and Contracting, based in Nashville, Tennessee, which serves as our primary distribution partner. This distribution model allows us to offer a wide range of products without maintaining inventory, thereby reducing working capital requirements and limiting inventory-related risk, as products are fulfilled following customer purchase.

The Medical Distribution division is designed to generate incremental revenue and support engagement across the HealthLynked platform. While this division complements our Digital Healthcare offerings, we do not currently view Medical Distribution as a primary driver of long-term growth, we and expect future growth to be driven principally by technology-enabled services.

By aligning our Digital Healthcare, Health Services, and Medical Distribution divisions, we seek to operate a complementary healthcare ecosystem that supports patient engagement, operational efficiency, and long-term stockholder value.

Digital Healthcare Division

Our Mission

We strive to transform the healthcare landscape through the efficient and secure exchange of healthcare data using software and technology-enabled tools that support patient engagement and healthcare access. By uniting patients, providers, and personal health data on a secure and accessible platform, we aim to improve care coordination, maintain privacy, and enhance health outcomes. Our long-term vision is to help set a standard for efficient, patient-centric healthcare, delivering sustained growth and value for our stockholders.

The HealthLynked Network

At the core of our Digital Healthcare division is the HealthLynked Network—a cloud-based Patient Information Network (“PIN”) designed to improve the way medical records are shared and managed. By streamlining the flow of health data between patients and their providers, the HealthLynked Network is designed to improve medical practice efficiency, shorten patient wait times, and support more informed clinical decision-making.

The HealthLynked Network comprises our proprietary medical records management platform, enhanced by a suite of applications and services that include ARi (our AI Healthcare Guide), personalized concierge service, nationwide telemedicine, a discount prescription drug program, and Oohvie, our women’s health-focused application.

Through interoperability and user-friendly design, the HealthLynked Network is designed to foster coordinated care across specialties and geographies, empowering users to manage and control access to their health data.

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

Our system remains electronic medical records, or EMR-agnostic, accommodating both electronic and fax-based transmissions, and leverages unique patient-specific barcodes to organize and archive records automatically. This cross-platform flexibility is designed to lower barriers to adoption and support broader use across provider settings.

Mobile Check-In

To further improve operational efficiency, we offer a mobile check-in system designed to streamline the patient intake process for participating healthcare practices. Using a secure barcode-based workflow, patients can check in for appointments using their mobile devices, update or confirm medical information, create or log in to their HealthLynked account, and pay applicable co-pays electronically. This process is intended to reduce front-office administrative tasks, shorten wait times, and improve overall patient flow.

For participating practices, the mobile check-in system also serves as an integrated patient onboarding mechanism into the HealthLynked Network. Patients who utilize mobile check-in are prompted to create or access a HealthLynked profile as part of the intake process, enabling secure capture and organization of health information without requiring separate enrollment workflows.

Key benefits of the mobile check-in system include:

1.	Automated Patient Onboarding: Patients are introduced to and enrolled in the HealthLynked ecosystem as part of the normal check-in process, eliminating the need for participating practices to actively recruit, market, or manually enroll patients into the platform.

2.	Reduced Administrative Burden for Practices: By embedding enrollment, data collection, and record updates into the digital check-in workflow, practices can reduce staff time spent on paperwork, data entry, and follow-up, while maintaining continuity of patient records.

By embedding patient onboarding directly into routine office visits, the mobile check-in system is designed to support organic growth of the HealthLynked Network while allowing participating practices to benefit from streamlined intake and record management without additional patient acquisition efforts.

ARi AI Healthcare Guide

ARi is an AI-enabled healthcare guidance tool developed in collaboration with OpenAI and made available to paid HealthLynked members through our mobile application. ARi is designed to use patient-provided information in a member’s HealthLynked profile to support patient engagement and care navigation.

ARi is intended as a decision-support and engagement tool and is not intended to provide medical diagnoses, treatment recommendations, or replace the judgment of licensed healthcare professionals. ARi may provide general educational information, assist with organizing and summarizing health information, and support scheduling and care navigation based on user inputs.

Key features include:

●	Voice-Driven Profile Creation: Patients can create or update health profiles through conversational interaction.

●	Personalized Guidance: Context-aware responses informed by patient-provided profile information.

●	Care Navigation Support: Suggestions for potential next steps such as seeking appropriate provider types or services.

●	Effortless Scheduling: Ability to book in-person or telemedicine appointments via our scheduling application.

●	Proactive Health Tracking: Tools designed to support updates to medical profiles and reminders.

●	24/7 Intelligent Assistance: Always-available support within the app.

This AI-enabled functionality is intended to enhance the patient experience and support differentiation of our platform.

Concierge Service

Our premium Concierge Service supports HealthLynked Network members for a monthly fee and is delivered through a combination of technology-enabled tools and live clinical support. The service integrates AI-driven chatbots and digital agents designed to assist members with common healthcare-related tasks—such as appointment requests, record retrieval, and general care navigation—together with access to live nursing professionals when human interaction is appropriate or requested.

Members may use the Concierge Service to schedule appointments nationwide, request and organize medical records, and receive general guidance from licensed nursing staff. AI-enabled agents are increasingly utilized to automate routine interactions, including initiating outbound phone calls to provider offices and assisting with appointment booking on behalf of patients. These digital workflows are intended to improve responsiveness, reduce manual effort, and support scalability of the Concierge Service as membership grows.

Concierge membership also provides enhanced platform features relative to free users, including increased medical record storage capacity, family connectivity that allows management of multiple dependent profiles rather than a single user, and reduced telemedicine visit pricing. Concierge members receive discounted telemedicine visits, currently priced at approximately $50 per visit, compared to standard rates of approximately $70 per visit for non-concierge users. The Concierge Service is currently offered at a subscription price of $12 per month.

The Concierge Service is designed as a patient engagement and care coordination support offering and does not provide medical diagnoses or treatment recommendations. Management believes that the combination of automated digital tools, live clinical support, and enhanced membership features improves operating efficiency, strengthens customer retention, and supports a recurring revenue model aligned with the Company’s long-term growth strategy.

Telemedicine Services

In 2024, we expanded our telemedicine offerings from limited coverage in Florida to 24/7 nationwide access. This expansion enables patients to consult licensed healthcare providers on a remote basis, addressing demand for flexible and timely access to urgent care services. Patients are generally able to connect with a licensed provider within approximately 20 minutes.

Telemedicine visits are priced at approximately $50 per visit for HealthLynked Network members, while non-members pay approximately $70 per visit. This pricing structure is intended to provide an affordable and efficient alternative to in-person appointments, while also encouraging enrollment in the HealthLynked Network.

Discount Prescription Drug Program

Also in 2024, we introduced a discount prescription drug program designed to help reduce out-of-pocket medication costs for HealthLynked Network users. The program provides members and non-members access to savings vouchers and discounted pricing on a range of prescription medications at participating pharmacies.

The discount prescription drug program operates independently of insurance coverage and is intended to supplement, not replace, traditional pharmacy benefit plans. By offering transparent pricing and point-of-sale savings, the program is designed to promote medication affordability and support improved adherence to prescribed treatment regimens.

By integrating the discount prescription drug program into the HealthLynked digital ecosystem, users can conveniently access prescription savings alongside other healthcare services, including telemedicine, medical records management, and concierge support. Management believes this integrated approach enhances the overall patient experience, increases platform engagement, and supports user retention without introducing inventory, reimbursement, or insurance-related risk.

Oohvie: An Integrated Women’s Health Solution

Originally launched in 2020 as a women’s health application, Oohvie has evolved as part of the HealthLynked ecosystem and is designed to provide women with a dedicated, lifestyle-focused digital health experience. Upon sign-up, Oohvie users create a HealthLynked account, enabling integration of their activity within the broader HealthLynked platform.

Oohvie provides tools that allow women to track menstrual cycles and related health information in a single, women-specific application. These features are intended to support lifestyle management and personal health planning, including assisting users in understanding cycle patterns for purposes such as pregnancy planning or pregnancy prevention based on individual preferences. The application also offers appointment scheduling capabilities (including telemedicine visits), real-time health forums, and discounted direct-to-consumer purchases of feminine hygiene products.

Users may set reminders related to cycle tracking, birth control, or hormone treatments and may consult live nursing staff for general guidance. Oohvie paid subscribers may also gain access to additional HealthLynked features, further expanding their healthcare resources within the HealthLynked ecosystem.

Strategic Partnerships and Value-Based Care Initiatives

In December 2025, we entered into a strategic advisory and operational consulting agreement with Palm Beach Accountable Care Organization (“PBACO”), an established accountable care organization participating in value-based care initiatives. Under the agreement, PBACO will provide strategic and operational support to HealthLynked in connection with payer-integration initiatives, including the development, structuring, and implementation of proposed pilot programs with health insurers. PBACO’s scope includes advisory support related to value-based contracting strategy, payer engagement, provider workflow integration, and care coordination design utilizing HealthLynked’s platform and technology-enabled tools.

The PBACO agreement does not guarantee the execution of any specific payer contracts or revenue-generating arrangements, and there can be no assurance that proposed pilots or payer relationships will be successfully implemented or will generate material revenues.

Health Services Division

Our Health Services division represents the patient-facing component of our operations and has historically served both as a source of revenue and as a practical environment for evaluating and refining the HealthLynked technology platform. By integrating select clinical operations with our digital tools, we have obtained real-world feedback from patients and providers to inform product development and platform enhancements.

Historically, this division included the operations of (i) Naples Center for Functional Medicine (“NCFM”), a functional medicine practice focused on individualized and integrative healthcare services; (ii) Concierge Care Naples (“CCN”), a primary care practice offering a broad range of medical services; and (iii) Aesthetic Enhancements Unlimited (“AEU”), a practice providing minimally invasive and non-invasive cosmetic services. During 2024, we replaced our former Naples Women’s Center (“NWC”) OB/GYN practice with CCN and relocated the AEU practice to the CCN office location. In May 2025, we consolidated the NCFM, AEU, and CCN practices into the former NWC office. In October 2025, we sold our BTG physical therapy practice in Bonita Springs, Florida, which we had operated since 2019.

As our technology platform has matured, we have reduced the scope of our direct clinical operations and exited non-core practices. We currently operate a clinical service focused on functional medicine and expect to divest our remaining clinical operations over the next 12 months, subject to market conditions and customary regulatory and transactional considerations. Management believes this transition will further reduce operational complexity, regulatory exposure, and overhead, while allowing the Company to focus its resources on expanding its technology-enabled Digital Healthcare platform.

Accordingly, the Health Services division is not expected to be a primary driver of long-term growth, but rather to serve a transitional and supportive role within our broader business strategy as we complete the shift toward a predominantly technology-focused operating model.

Medical Distribution Division

Our Medical Distribution division centers on MedOfficeDirect LLC (“MOD”), which we acquired in October 2020. MOD operates as a virtual distributor of medical supplies, providing products directly to individual consumers and healthcare practices across the United States through an online marketplace.

MOD leverages Group Purchasing Organization (“GPO”) pricing and third-party fulfillment relationships to offer a broad selection of brand-name medical supply products across multiple categories. Products are shipped directly to consumers and medical practices following purchase, allowing the Company to operate without maintaining inventory. This asset-light fulfillment model is designed to reduce working capital requirements, limit inventory-related risk, and support scalable growth as order volumes increase.

Through its direct-to-consumer delivery model and online marketplace, accessible at www.medofficedirect.com, MOD provides a convenient and cost-effective channel for users to obtain essential medical supplies. Management believes that this offering complements the HealthLynked platform by delivering additional value to patients and healthcare providers while supporting an efficient, scalable distribution model aligned with the Company’s broader technology-focused strategy.

Our Mission: Transforming Healthcare Through Data, AI, and Connectivity

Our mission is to improve the delivery of healthcare by enabling the secure management and exchange of health information and by leveraging technology-enabled tools to support patient engagement, care navigation, and ongoing access to healthcare services. We seek to connect patients, healthcare providers, and health data through a unified digital platform designed to enhance communication, preserve data privacy, and support informed healthcare decision-making.

A central objective of the HealthLynked platform is to support care management, continuity of care, and care navigation by helping patients remain informed, organized, and engaged with their healthcare needs over time. Through centralized medical records, digital reminders, and engagement tools, the platform is designed to help patients stay current with routine medical care, preventive services, and recommended health screenings, as advised by their healthcare providers.

The HealthLynked platform also provides tools intended to help patients identify and connect with healthcare providers based on factors such as geographic proximity, provider specialty, and insurance network participation. These features are designed to assist patients in locating appropriate care options while helping reduce barriers related to access, coordination, and cost transparency. The platform does not determine medical necessity or make provider selection decisions on behalf of patients.

At the core of our approach is the efficient and interoperable exchange of health information. The HealthLynked platform is designed to provide authorized users with timely access to relevant patient data across providers, facilities, and healthcare systems. By maintaining a centralized, cloud-based repository for comprehensive patient health records, individuals are able to manage and control access to their medical information, while healthcare professionals are better equipped with consolidated data intended to support care coordination and clinical workflows.

Technology-enabled tools, including AI-assisted features within the HealthLynked Network, are intended to support patients in organizing health information, navigating care pathways, and tracking healthcare activities such as appointments and screenings. These tools may assist with reminders, educational content, and care navigation, and are not intended to provide medical diagnoses, treatment recommendations, or replace the judgment of licensed healthcare professionals.

Beyond direct patient engagement, we believe our unified health data ecosystem may serve as a foundation for healthcare research and analytics. With appropriate patient consent and in compliance with applicable privacy and data protection laws, HealthLynked may collaborate with pharmaceutical companies, academic institutions, and medical researchers to utilize aggregated and/or de-identified data to support research initiatives, population health analysis, and insights into healthcare utilization patterns.

By focusing on interoperability, security, and patient-centered care management, HealthLynked aims to support a more connected, efficient, and responsive healthcare ecosystem. Our objective is to enable improved coordination across healthcare stakeholders, encourage proactive patient engagement in routine and preventive care, and build a scalable, technology-driven platform aligned with long-term growth and stockholder value.

The HealthLynked Network - How it Works

Through our Digital Healthcare Division, we operate a cloud-based Patient Information Network (“PIN”) and medical record archiving platform, together with related applications and services, collectively referred to as the HealthLynked Network. The HealthLynked Network is designed to support the secure exchange and organization of healthcare information between patients and healthcare providers, improve administrative efficiency for medical practices, and enhance patient engagement and access to care.

The HealthLynked Network consists of a centralized medical records management system integrated with an ecosystem of digital applications and services intended to support coordinated care and ongoing patient interaction across the healthcare continuum. These offerings include ARi, our AI-assisted healthcare engagement guide; a personalized Concierge Service; on-demand telemedicine services; a discount prescription drug program; and Oohvie, a women-focused health application.

By integrating patient-controlled health records with scheduling, communication, and engagement tools, the HealthLynked Network is designed to help patients manage their healthcare information, navigate available services, and interact more efficiently with providers across multiple care settings.

Medical Records Management

The HealthLynked Network is designed to centralize and organize personal and family health information, enabling patients to manage their medical records and securely share information with healthcare providers and authorized third parties. The platform is intended to support care coordination, reduce administrative friction, and improve patient engagement across multiple healthcare settings.

Patients may enter and manage health information through an intuitive interface that includes point-and-click selections and structured data fields for medical history, surgical history, medications, allergies, and family health history. Members may also create and manage profiles for dependents, including children under the age of 18, and track healthcare-related activities such as recommended visits and vaccinations. Patients control access to their records by selecting providers or other authorized parties and may grant access on an ongoing basis or restrict access by date and duration.

Healthcare providers who participate in the HealthLynked Network may access patient-authorized medical information electronically, reducing the need for repetitive intake forms and manual record requests. Providers may upload or transmit updated medical records following patient encounters through multiple methods, including electronic fax, API integrations with select EMR systems, or direct upload through the HealthLynked portal. Each patient profile is associated with a unique identifier that enables documents received by fax or electronic transmission to be automatically recognized, archived, and organized within the patient’s record.

The HealthLynked Network is designed to operate independently of any single EMR or practice management system and may be used with minimal technical requirements, such as a computer or fax machine. This EMR-agnostic approach is intended to lower barriers to adoption for providers, facilitate interoperability, and support continuity of care across diverse healthcare environments.

In addition to serving as a centralized medical record archive, the HealthLynked Network enables patients to verify provider access to their records in advance of appointments and to coordinate care among multiple healthcare providers, including specialists in different geographic locations. Patients may also pre-authorize access to certain medical information for use in emergency situations, allowing authorized healthcare professionals to retrieve critical details, such as medications, allergies, and pre-existing conditions, when patients are unable to provide such information themselves. These features are intended to support timely access to information and informed decision-making by healthcare professionals.

Mobile Check-In: Enhancing Efficiency and Patient Experience

HealthLynked offers a mobile check-in system designed to streamline the patient intake process by allowing patients to check in for appointments using their mobile device and a secure barcode-based workflow. Through this process, patients may update their health information, create or access a HealthLynked account, and submit copay payments electronically, reducing manual intake steps for both patients and healthcare staff.

The mobile check-in process is also designed to facilitate patient onboarding into the HealthLynked Network as part of routine office visits, reducing the need for healthcare practices to separately recruit or enroll patients onto the platform. This approach is intended to support scalable adoption of the HealthLynked ecosystem across participating practices and enterprise deployments.

In addition to supporting patient intake, the mobile check-in system generates operational data intended to provide healthcare practices with insights into patient flow, appointment timing, and front-office activity. For practices seeking enhanced functionality, the Patient Access Hub (“PAH”)—an optional extension of the HealthLynked platform—integrates a provider-specific wireless access point within the office environment. PAH is designed to support secure patient connectivity and to provide aggregated, non-clinical analytics related to practice operations, with the goal of supporting workflow efficiency and patient experience.

ARi AI Healthcare Guide

ARi is an AI-enabled patient engagement and care navigation tool designed to support interaction with the HealthLynked Network and assist users in organizing health-related information and accessing healthcare services. ARi is integrated into the HealthLynked platform and is available to paid members through the HealthLynked mobile application.

ARi leverages large language models (“LLMs”) within a modular AI architecture and is designed to be model-agnostic. While the platform is capable of integrating with multiple LLM providers, it currently utilizes models provided by OpenAI. ARi is designed to incorporate patient-provided information from a user’s HealthLynked profile to deliver contextual, personalized responses intended to support healthcare engagement, care coordination, and navigation of available services. ARi is not intended to provide medical diagnoses or replace professional medical judgment.

Key capabilities of ARi include Voice-Driven Profile Creation, Personalized Engagement, Care Navigation Support, Scheduling Assistance, Health Tracking and Reminders, and 24/7 AI-Assisted Interaction.

ARi is designed to operate as an integrated component of the HealthLynked ecosystem, supporting patient engagement, administrative efficiency, and care coordination. While artificial intelligence technologies continue to evolve, management believes ARi enhances the HealthLynked platform by improving accessibility and usability of healthcare services. However, there can be no assurance that ARi will achieve widespread adoption or deliver expected benefits.

Concierge Service

The HealthLynked Network offers a premium Concierge Service designed to support patient engagement and healthcare navigation through a combination of digital tools, artificial intelligence, and human support. Concierge Service is available to paid members for a recurring subscription fee.

Through the Concierge Service, members may receive personalized assistance from HealthLynked representatives to support medical onboarding, appointment scheduling, and medical record organization. Concierge staff may assist members in scheduling appointments with healthcare providers across the United States, including providers who may be outside a member’s insurance network, and in requesting and organizing medical records from third-party sources such as laboratories and healthcare providers to establish and maintain a comprehensive HealthLynked profile.

The Concierge Service also provides access to nursing professionals for general health-related guidance and care coordination support. Concierge interactions are intended to assist members in navigating healthcare services and organizing information and are not intended to replace professional medical advice or clinical decision-making.

Telemedicine Services

HealthLynked expanded its telemedicine services in 2024 from limited regional coverage to 24/7 nationwide availability. Through the HealthLynked platform, patients may request virtual consultations with licensed healthcare providers for non-emergency medical needs, supporting access to remote care options across the United States.

Telemedicine services are delivered by licensed third-party healthcare providers and are integrated with the HealthLynked platform to allow patients to securely access relevant health information during consultations. For HealthLynked Network members, telemedicine visits are available at discounted rates, with pricing currently starting at $50 per visit. Non-members may access telemedicine services at standard rates.

Telemedicine services are intended to provide convenient access to healthcare consultations and do not replace the need for in-person care when clinically appropriate.

Discount Prescription Drug Program

In 2024, HealthLynked introduced a discount prescription drug program designed to help reduce out-of-pocket medication costs for users of the HealthLynked platform. The program provides access to prescription savings vouchers that may be used at participating pharmacies, subject to applicable terms and conditions.

The discount prescription drug program is available to HealthLynked users and is intended to improve affordability and access to commonly prescribed medications. By integrating prescription savings tools into the HealthLynked ecosystem, the program is designed to enhance the overall value proposition for members and support ongoing engagement with healthcare services.

Oohvie

In 2020, we launched Oohvie, a mobile application focused on supporting women’s healthcare engagement. Oohvie is integrated with the HealthLynked platform, and users create or link a HealthLynked account as part of the Oohvie onboarding process. Through this integration, users may schedule in-person appointments and telemedicine visits directly from the Oohvie application.

Oohvie is designed to provide women with digital tools to track and manage aspects of their health, including menstrual cycle tracking to support personal lifestyle planning, reproductive health awareness, and family planning goals. The application is intended to assist users in organizing health-related information and engaging with healthcare services, rather than to diagnose or treat medical conditions.

Oohvie users have access to the following features:

●	A women-focused health forum that enables peer discussion in a moderated environment;

●	The ability to schedule virtual telemedicine consultations with healthcare providers without leaving the application;

●	A real-time chat feature that allows users to discuss general health topics, including menstrual health and birth control experiences, in a private setting;

●	Access to direct-to-consumer purchases of brand-name feminine hygiene products shipped directly to the user’s home at discounted prices;

●	Tools to schedule reminders related to birth control or hormone therapy adherence; and

●	Access to live nursing support for general health questions and assistance with product ordering, as available.

Management believes that Oohvie complements the HealthLynked ecosystem by supporting engagement with women’s health services and providing an additional entry point into the broader HealthLynked Network.

Business Model

HealthLynked operates a dual-sided marketplace business model that includes both patients (B2C) and healthcare providers (B2B), each offered through a freemium structure with optional paid upgrades that provide enhanced functionality and services. While revenue is currently generated through patient subscription fees, telemedicine services, and provider onboarding and booking fees, management expects that the Company’s primary long-term revenue opportunity will be driven by enterprise licensing arrangements with insurance carriers and brokers, as well as employers and other healthcare organizations. These enterprise arrangements are intended to provide HealthLynked’s services to covered members on a per-member-per-month basis, with patient and provider fees generally waived for participants within licensed insurance networks. We expect strategic partnerships with insurers, employers, and research organizations to represent the primary source of scalable revenue as the platform is deployed across larger covered populations.

Patients

Patients may download the HealthLynked mobile application and create an account at no cost. Free users are provided access to core platform functionality, including basic medical record storage, self-managed profiles, limited appointment scheduling with in-network providers, standard-rate telemedicine visits, and basic digital support features. This freemium model is designed to lower barriers to entry and encourage broad adoption of the HealthLynked platform.

Patients may elect to upgrade to a paid Concierge membership, which is currently priced at $12 per month or $120 per year if prepaid. Concierge membership provides enhanced functionality and services, including:

●	Increased medical record storage capacity;

●	Family connectivity, allowing members to manage multiple dependent profiles rather than a single user account;

●	Discounted telemedicine visits, currently priced at approximately $50 per visit, compared to approximately $70 per visit for non-members;

●	Access to Concierge support services, including the ability to interact with licensed nursing staff for general care navigation and assistance; and

●	Appointment booking assistance with healthcare providers nationwide, including providers that may be outside of the HealthLynked in-network directory.

This subscription-based model is intended to provide predictable recurring revenue while enhancing patient engagement, retention, and platform utilization.

Medical Practices/ Providers

HealthLynked maintains base directory profiles for approximately 880,000 healthcare providers across the United States, enabling patients to search for and discover providers by location, specialty, and other criteria. Providers may participate in the HealthLynked platform through a freemium model with optional paid upgrades.

Providers that do not enroll as in-network participants are listed in the directory with a basic profile and may be discovered by patients, including non-member patients. Providers who elect to become in-network participants gain access to additional functionality by paying a one-time setup fee of $450 and agreeing to allow patients to request appointments through the HealthLynked platform.

In-network provider benefits include:

●	The ability to update appointment availability and manage scheduling requests online;

●	Visibility as an in-network provider within the HealthLynked directory;

●	The ability to accept appointment requests from both HealthLynked members and non-member patients; and

●	Optional integration with HealthLynked’s digital intake and mobile check-in tools.

HealthLynked charges in-network providers a booking fee of $15 per completed appointment scheduled through the platform. Providers do not incur recurring subscription fees and only pay booking fees when appointments are successfully scheduled, aligning provider costs with realized patient volume.

By digitizing scheduling and intake workflows, HealthLynked seeks to help participating practices reduce administrative overhead and support compliance with patient access requirements under the 21st Century Cures Act. Patients benefit from the ability to update health information in advance of visits, enabling providers to review more complete medical histories and support continuity of care.

Strategic Partnerships

Beyond individual patients and providers, HealthLynked’s business model is designed to scale through strategic partnerships with insurance companies, insurance brokers, large employers, pharmaceutical companies, and medical research organizations. Management believes these enterprise relationships, if implemented, represent a long-term opportunity to expand deployment of the HealthLynked platform and be a potential primary driver of future revenue growth.

Through these partnerships, HealthLynked may integrate its care management technology, digital engagement tools, and AI-enabled guidance features to support personalized care navigation, patient engagement, and coordination across healthcare services. Insurance carriers and employers may utilize the HealthLynked platform to provide members or employees with access to digital healthcare services, provider discovery tools, and care management functionality intended to support more efficient healthcare utilization.

Under the Company’s insurance and employer partnership model, HealthLynked would license access to its platform and related services on a per-employee-per-month (“PEPM”) or similar basis. Pricing discussions to date have contemplated fees of approximately $2 per covered member per month, under which HealthLynked’s services would be made available to insured members as part of their health plan benefits. Members covered under such arrangements would generally not be required to pay individual subscription fees, and participating providers and patients would access HealthLynked’s services through the licensed insurance network.

HealthLynked’s platform is designed to support large-scale deployment across insured populations, and management is currently in discussions regarding potential rollouts to organizations that may collectively represent millions of covered members nationwide. These discussions are at various stages, and there can be no assurance that they will result in executed agreements or large-scale deployments.

Pharmaceutical companies and medical research organizations may also partner with HealthLynked to leverage aggregated and/or de-identified data, subject to patient consent and applicable privacy laws, to support research initiatives, analyze treatment patterns, and conduct targeted outreach programs.

Strategic partnerships may take the form of licensing agreements, PEPM or PMPM contracts, or co-branded integrations. Along with patient subscription fees and provider booking fees, these enterprise relationships are intended to represent an additional revenue pillar that supports platform adoption and engagement across multiple healthcare touchpoints. While the Company actively pursues enterprise and payer-related opportunities, including value-based care initiatives, we do not currently have material revenue-producing contracts with national insurers, and there can be no assurance that any such arrangements will be executed or will generate material revenues.

Sales Strategy

HealthLynked’s sales strategy is designed to support scalable growth across multiple channels, with an emphasis on enterprise deployment through insurance carriers, while continuing to expand patient and provider participation on the platform. Management believes this multi-channel approach supports broad adoption of the HealthLynked Network while diversifying revenue sources.

Insurance Carriers and Brokers (Primary Growth Driver)

The primary focus of HealthLynked’s growth strategy is direct contracting with insurance carriers and insurance brokers to license the HealthLynked platform and related services on a per-member-per-month basis. These enterprise relationships are intended to enable large-scale deployment of HealthLynked’s care management, provider discovery, and digital engagement tools across insured populations.

Sales efforts in this channel are directed toward demonstrating the platform’s ability to support personalized care management, improve member engagement, assist with provider navigation, and encourage adherence to routine and preventive care. Management believes that by offering a direct-to-consumer digital experience layered on top of existing insurance benefits, insurance partners can provide more efficient care coordination to their members. Under these arrangements, patients and participating providers generally would not be required to pay individual subscription or booking fees, as services are provided through the licensed insurance network.

Patients

In parallel with enterprise efforts, HealthLynked continues to grow its patient user base through a freemium consumer model. Patients may access core functionality at no cost, while paid Concierge memberships provide enhanced services and features. Patient acquisition is supported through digital marketing initiatives, including targeted online advertising, search engine optimization, mobile app distribution, and direct-to-consumer communications that emphasize convenience, affordability, and access to healthcare services.

Revenue from this channel is generated through monthly or annual Concierge membership fees, telemedicine services, and other value-added offerings. Management believes this direct-to-consumer approach supports recurring revenue, increases platform engagement, and complements enterprise deployments by establishing brand awareness and product familiarity.

Healthcare Providers

On the provider side, HealthLynked’s sales strategy focuses on onboarding healthcare professionals to the platform through a freemium directory model with optional paid upgrades. Providers may be listed in the HealthLynked directory at no cost, while those electing to become in-network participants gain access to enhanced scheduling and visibility features.

In-network providers pay a one-time setup fee and a per-booking fee for appointments scheduled through the platform. Sales and outreach efforts emphasize reduced administrative burden, improved patient intake efficiency, and enhanced visibility to patients searching for care. The mobile check-in and digital intake tools are designed to streamline workflows and reduce front-office overhead, supporting provider adoption without requiring long-term subscription commitments.

Other Strategic Partnerships

HealthLynked also pursues strategic partnerships with pharmaceutical companies, medical distributors, healthcare organizations, and research institutions to deliver additional value to patients and members of the HealthLynked Network. These partnerships may include affiliate arrangements, co-branded offerings, data-driven research collaborations using aggregated and de-identified data (subject to consent and applicable laws), and complementary services designed to enhance the patient experience.

Management believes these partnerships can expand awareness of the HealthLynked platform, increase member engagement, and create incremental revenue opportunities that further strengthen the ecosystem.

Integrated Growth Approach

By prioritizing enterprise insurance relationships while maintaining complementary patient and provider growth channels, HealthLynked seeks to build a scalable, diversified sales pipeline. This integrated approach is intended to support long-term growth, increase platform adoption across multiple healthcare stakeholders, and advance the Company’s objective of improving care coordination and access through technology-enabled solutions.

Information Security

We store patient data in conformity with the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated under each by the U.S. Department of Health and Human Services, Office of Civil Rights (collectively, “HIPAA”). The network utilizes Amazon AWS infrastructure which uses Amazon HIPPA compliant servers along with Amazon RDS with LAMP, HTML5 and several JavaScript frameworks, including Angular and React. Recommendations for end users are a 512 kbps+ internet connection speed and a web browser such as Google Chrome, Microsoft Edge, Mozilla Firefox, Safari or handheld devices such as iOS devices, android phones or tablets. Our developers utilize third party controls for functionality and user interface where the use of those controls adds value to the system beyond custom creation of new tools. We intend to adjust forward compatibility for major browser version updates, new browsers, operating system updates or new operating system as needed. The HealthLynked Network is EMR agnostic, and is compatible with all electronic medical records systems, allowing for minimal barriers to participation and broader penetration of the market.

Intellectual Property

HealthLynked’s intellectual property strategy is focused on protecting key components of its digital healthcare platform, including patient access, care management, data interoperability, and AI-enabled engagement. Our intellectual property portfolio currently includes one issued U.S. patent and three pending patent applications, as well as registered service marks.

Issued Patent

On March 7, 2023, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 11,600,395B1, entitled “Secure patient access via healthcare service provider specific wireless access point.” This patent relates to the Company’s Patient Access Hub (“PAH”) technology and covers systems and methods for providing a healthcare service provider-specific wireless access point that facilitates secure communication among patients, healthcare providers, and third-party services. The patent expires in March 2030.

The patented system enables patient devices to connect to a provider-specific access point (such as within a medical office), detect the presence of a patient device, obtain identifying information, and transmit such information to a server. The server may create or update a patient profile associated with the device, incorporating information derived from patient interaction, provider input, or patient-submitted updates. This technology is designed to support secure data exchange, streamlined patient intake, and enhanced data organization within healthcare environments.

Pending Patent Applications

In addition to the issued PAH patent, HealthLynked has filed the following patent applications, each of which remains pending and subject to examination by the USPTO:

●	ARI (Augmented Real-time Interface) – In September 2024, we filed a non-provisional patent application covering our AI-enabled healthcare guidance platform. The application relates to systems and methods for AI-assisted patient engagement, care navigation, and interaction using patient-provided data to generate context-aware responses and workflow support.

●	Unique Patient Identifier System – We have filed a provisional patent application covering technology designed to assign and manage unique patient identifiers to facilitate secure record matching, interoperability, and efficient organization of patient data across healthcare providers and systems.

●	AI Agent for Patient Engagement and Appointment Booking – We have filed a provisional patent application covering AI-enabled agent technology designed to automate and assist with patient engagement activities, including outbound and inbound communications, appointment scheduling, care coordination tasks, and related workflow automation.

There can be no assurance that any pending patent applications will result in issued patents, or that any issued patents will provide commercially meaningful protection.

Trademarks

We have registered “HealthLynked” and our corporate logo as service marks with the USPTO. We may pursue additional trademark, patent, or other intellectual property protections as we continue to develop and expand our platform.

Research and Development

HealthLynked’s research and development efforts are focused on building, enhancing, and scaling the HealthLynked Network and its associated applications and services. Our development initiatives are directed toward improving patient engagement, care management, interoperability, and operational efficiency for healthcare providers, while maintaining compliance with applicable privacy and security requirements.

Key areas of research and development include the continued enhancement of our cloud-based platform and mobile applications to support real-time appointment scheduling, telemedicine services, secure document sharing between patients and healthcare providers, and access across mobile, tablet, and web-based devices. We are also developing and refining tools that enable patients to manage personal and family health records, coordinate care, and interact digitally with healthcare services.

A significant component of our development efforts is focused on AI-enabled functionality, including the advancement of ARI (Augmented Real-time Interface), our AI-assisted patient engagement and care navigation platform. Development activities in this area include improving natural language interaction, contextual use of patient-provided data, workflow automation, and AI-supported patient engagement features, including scheduling assistance and care coordination tools.

Additional development initiatives include expanding our secure data storage infrastructure, enhancing patient identity management and record matching capabilities, improving document ingestion and retrieval through barcoding and automation, and developing analytics and alerting features intended to support patient engagement and adherence to recommended care. We are also advancing the functionality of our Patient Access Hub technology to support digital patient intake, mobile check-in, and practice-level operational analytics.

Our research and development efforts are conducted with an emphasis on scalability, interoperability with third-party systems, and data security. We may continue to invest in internal development resources, third-party technology integrations, and intellectual property protection as we expand the HealthLynked Network and pursue additional enterprise and strategic partnership opportunities.

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

Employees

As of March 31, 2026, we had 10 employees, 6 of whom are full-time and 4 of whom are part-time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Competition

The markets for HealthLynked’s digital healthcare products and services are highly competitive and characterized by rapidly evolving technology, changing regulatory requirements, and frequent introductions of new products and services. Many of our competitors are more established and have significantly greater financial, technical, operational, and marketing resources, as well as broader brand recognition, than we do.

Digital Healthcare and Patient Engagement

Within our Digital Healthcare division, we compete with a broad range of companies offering patient engagement, appointment scheduling, telemedicine, provider directories, health information management, and digital care navigation services. Competitors include, but are not limited to, ZocDoc, Inc., Teladoc Health, Inc., Doximity, Inc., GoodRx Holdings, Inc., Oscar Health, Inc., Veritone, Inc., and other digital health platforms. In addition, large healthcare technology vendors such as Athenahealth, Inc., Allscripts Healthcare Solutions, Inc., Cerner Corporation, and Epic Systems Corporation provide electronic medical record (“EMR”) and practice management solutions that overlap with certain functional aspects of the HealthLynked Network.

We also face competition from large technology companies, including Amazon, Google, and Apple, which have entered the digital healthcare space through patient health records, telehealth services, wearable technology, and data-driven healthcare initiatives.

HealthLynked differs from many competitors in that we are not an EMR or practice management system and do not seek to replace provider systems. Instead, our platform is designed to operate alongside existing EMRs and practice management software, allowing patient records generated by those systems to be incorporated into a centralized, patient-controlled health profile. This EMR-agnostic approach is intended to reduce adoption barriers for providers and support interoperability across healthcare settings.

Care Management, Scheduling, and AI-Enabled Engagement

HealthLynked’s platform integrates provider discovery, appointment scheduling, telemedicine access, mobile check-in, and AI-assisted patient engagement within a single ecosystem. While individual competitors may offer one or more of these services, many operate as standalone solutions. HealthLynked seeks to differentiate through an integrated, patient-centric model designed to support longitudinal care management, preventive care engagement, and ongoing patient interaction across healthcare touchpoints.

Online appointment scheduling platforms such as ZocDoc primarily focus on booking functionality, while telemedicine providers such as Teladoc concentrate on virtual care delivery. HealthLynked is designed to combine these capabilities with centralized health record management, care navigation, and ongoing patient engagement tools to support continuity of care.

AI and Technology Differentiation

HealthLynked believes it has been an early adopter of artificial intelligence technologies within its platform and has integrated AI-enabled functionality as a core component of its digital healthcare ecosystem. The Company utilizes OpenAI technology as a foundational element of its AI infrastructure and continues to evolve its platform as new AI model versions and capabilities are introduced. Management believes this approach enables HealthLynked to rapidly iterate, improve patient engagement tools, and expand care management functionality as artificial intelligence technologies continue to advance.

The application of artificial intelligence in healthcare remains an emerging and rapidly evolving area, with ongoing developments in technology, regulation, and competitive dynamics. Management believes this environment presents an opportunity for HealthLynked to meaningfully participate in the transformation of healthcare delivery and care management by combining AI-enabled engagement tools with patient-controlled health data, provider connectivity, and scalable enterprise deployment. However, there can be no assurance that the Company will be successful in establishing or maintaining a leadership position in this area.

Insurance and Enterprise Healthcare Solutions

In the enterprise healthcare market, we compete with healthcare technology vendors, care management platforms, digital navigation providers, and consulting firms that offer solutions to insurance carriers, employers, and healthcare organizations. Many of these competitors have established relationships with large payors and employers and may offer broader or more mature service portfolios.

HealthLynked seeks to compete in this segment by offering a direct-to-consumer digital care experience layered onto existing insurance benefits, with a focus on patient engagement, provider navigation, and technology-enabled care management. Our platform is designed to be deployed at scale across insured populations, typically without requiring patients or participating providers to pay individual subscription or booking fees when services are offered through licensed insurance networks.

Competitive Position

Competition across our markets is significant and expected to intensify. Management believes HealthLynked’s EMR-agnostic architecture, integrated patient engagement and care management model, AI-enabled tools, and ability to serve patients, providers, and enterprise partners through a single platform may provide competitive differentiation. However, there can be no assurance that we will be able to compete successfully against existing or future competitors, particularly those with greater resources, broader distribution, or established market positions.

Health Services Division

Competition in our Health Services division has historically included women’s health practices, functional medicine clinics, physical therapy providers, aesthetic service providers, and primary care practices within local markets, primarily in southwest Florida. As the Company continues to reduce and expects to divest its remaining clinical operations, this division is becoming a less significant component of our overall competitive landscape.

Medical Distribution Division

In our Medical Distribution division, we compete indirectly with large national medical supply distributors such as McKesson Corporation and Medline Industries, Inc., as well as smaller distributors such as Henry Schein, Inc. These competitors generally operate inventory-intensive distribution models focused on bulk sales to healthcare providers.

MedOfficeDirect seeks to differentiate by utilizing an asset-light, direct-to-consumer and direct-to-practice distribution model that leverages third-party fulfillment and Group Purchasing Organization pricing. This approach is designed to reduce inventory risk, support scalability, and provide competitive pricing while serving both individual consumers and healthcare professionals.

Government Regulation

The healthcare industry is subject to extensive federal, state, and local laws and regulations governing, among other things, healthcare operations, data privacy, reimbursement, fraud and abuse, and professional licensure. Compliance with these laws is complex and subject to ongoing interpretation and change. Failure to comply with applicable healthcare laws or regulations could result in civil, criminal, or administrative penalties, including fines, exclusion from government healthcare programs, and reputational harm, any of which could materially adversely affect our business, financial condition, and results of operations.

Healthcare reform initiatives and changes in government policy may further impact healthcare delivery models, reimbursement practices, regulatory requirements, and operational costs. We cannot predict the impact of future legislative or regulatory developments on our business.

Healthcare Reform

Federal and state healthcare reform initiatives, including those arising under the Patient Protection and Affordable Care Act (“ACA”) and related legislation, have significantly altered the healthcare landscape and continue to evolve. These reforms affect, among other things, insurance coverage, reimbursement mechanisms, and regulatory oversight of healthcare services. Ongoing legal, regulatory, and policy changes related to healthcare reform may increase compliance costs, restrict operations, or otherwise adversely affect our business. Due to the uncertainty surrounding future healthcare reform efforts, we cannot predict their ultimate impact on our results of operations or financial condition.

Licensing and Certification

To the extent we operate clinical healthcare services, our physicians and clinical personnel are subject to federal, state, and local licensing, credentialing, and certification requirements, including those related to professional conduct and prescribing controlled substances. Our facilities may also be subject to licensing and regulatory approvals. Our ability to operate these services depends on maintaining required licenses, certifications, and approvals. As we continue to reduce and expect to divest our remaining clinical operations, our exposure to these requirements is expected to decrease; however, while such operations remain, non-compliance could materially adversely affect our business.

Fraud and Abuse Laws

We are subject to numerous federal and state fraud and abuse laws applicable to healthcare companies, including the federal Anti-Kickback Statute, the physician self-referral law (Stark Law), the False Claims Act (“FCA”), and similar state laws. These laws prohibit, among other things, improper financial relationships, the submission of false or fraudulent claims for reimbursement, and improper inducements related to healthcare services reimbursed by government programs.

These laws are broadly worded, subject to evolving interpretation, and aggressively enforced. Violations may result in substantial civil or criminal penalties, exclusion from government healthcare programs, and other sanctions. Although we intend to operate in compliance with applicable fraud and abuse laws, there can be no assurance that our business practices will not be subject to governmental scrutiny or that we will not be found in violation of these laws, which could have a material adverse effect on our business, financial condition, and results of operations.

False or Fraudulent Claims; Medical Billing and Coding

Healthcare billing, coding, and reimbursement activities are subject to extensive federal and state laws and regulations, including the federal False Claims Act (“FCA”), the Civil Monetary Penalties Law, the federal Anti-Kickback Statute, and similar state laws. To the extent we provide or support billing, coding, claims processing, or related services, we may be subject to compliance obligations under these laws or contractually required to comply with them.

The FCA prohibits the submission of false or fraudulent claims for payment to government healthcare programs, including Medicare and Medicaid, and may be enforced by the government or through private whistleblower actions. Violations may result in substantial civil penalties, treble damages, exclusion from government healthcare programs, and other sanctions. Although we rely on third parties and customers to provide accurate information and to use our solutions appropriately, failures by such parties or by us to comply with applicable requirements could materially adversely affect our business, financial condition, and results of operations.

Government Reimbursement Requirements

Participation in Medicare, Medicaid, and other government healthcare programs is subject to complex enrollment, reimbursement, and compliance requirements that vary by jurisdiction and are subject to change. Government healthcare programs are also subject to statutory and regulatory modifications, funding limitations, and reimbursement rate adjustments, which may affect payment amounts, timing, and coverage for certain services.

To the extent we are exposed to reimbursement-related risks through our operations or services, reductions in reimbursement rates, changes in program eligibility, or increased compliance requirements could adversely affect our business, financial condition, and results of operations.

HIPAA and Other Privacy Laws

We are subject to numerous federal and state laws governing the collection, use, disclosure, and protection of personal health information, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”). These laws impose requirements related to data privacy, security safeguards, breach notification, and permitted uses and disclosures of protected health information.

Violations of applicable privacy or data security laws may result in civil and criminal penalties, regulatory enforcement actions, contractual liability, and reputational harm. In addition to HIPAA and HITECH, various state privacy and data protection laws may impose more stringent requirements or provide private rights of action. Compliance with these laws is complex and evolving, and any failure to maintain appropriate safeguards or comply with applicable requirements could materially adversely affect our business.

Data Protection and Breaches

We are subject to federal and state laws governing the protection of personal and health information, including data security and breach notification requirements. These laws generally require covered entities and business associates to maintain reasonable administrative, technical, and physical safeguards and to provide notice to affected individuals and regulators in the event of certain data breaches.

HIPAA and related regulations impose additional requirements regarding the protection and reporting of unauthorized uses or disclosures of protected health information. In addition, federal and state authorities, including the Federal Trade Commission, may initiate enforcement actions in response to data security incidents.

Compliance with these requirements is complex and may vary by jurisdiction. A failure to adequately protect personal or health information, or to comply with applicable notification requirements, could result in regulatory enforcement actions, litigation, reputational harm, and could materially adversely affect our business, financial condition, and results of operations.

Compliance Programs

We maintain a compliance program designed to monitor and promote compliance with applicable federal and state healthcare laws and regulations, including those related to fraud and abuse, billing and coding, and data privacy. Compliance programs are generally expected for healthcare-related operations and entities that interact with government healthcare programs.

While we believe our compliance program is appropriate for our operations, compliance requirements are complex and evolving, and there can be no assurance that our policies, procedures, and controls will prevent all violations. Any failure to maintain effective compliance could materially adversely affect our business, financial condition, and results of operations.

Environmental Regulations

To the extent we operate healthcare facilities, our operations may generate medical waste subject to federal, state, and local environmental laws and regulations. We do not believe that compliance with applicable environmental requirements has had, or is expected to have, a material effect on our capital expenditures, financial position, or results of operations.

Fair Debt Collection Practices Act

To the extent we or third parties acting on our behalf engage in debt collection activities, such activities may be subject to the Fair Debt Collection Practices Act and comparable state laws. These laws regulate communications with consumers and impose restrictions on collection practices.

Failure to comply with applicable debt collection laws could result in regulatory enforcement actions, litigation, and reputational harm, which could materially adversely affect our business, financial condition, and results of operations.

Government Investigations

We may be subject to audits, inquiries, or investigations by government authorities, regulators, payors, or contractors in the ordinary course of business. The outcome of any such matters, individually or in the aggregate, could result in fines, penalties, operational restrictions, or other adverse consequences and could materially adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not party, and our property is not the subject of, any material legal proceedings.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors including, but not limited to those set forth below. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Statements” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

FINANCIAL AND GENERAL BUSINESS RISKS

There is substantial doubt about our ability to continue as a going concern and a failure to obtain financing could prevent us from executing our business plan or operate as a going concern.

As December 31, 2025, we had cash of $37,136, a working capital deficit of $5,461,724 and an accumulated deficit of $50,539,218. Based on our current business plan, management believes that our available cash and cash equivalents will not be sufficient to fund our operations for the next twelve months from the issuance of the financial statements that are included elsewhere in this Annual Report on Form 10-K without generating sufficient cash flows from operations and by raising additional capital from outside sources. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

The Company believes it will require additional financing during the first half of 2026. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate. A failure to obtain additional financing could prevent us from making necessary expenditures for advancement and growth to partner with businesses and hire additional personnel. If we raise additional financing by selling equity, or convertible debt securities, the relative equity ownership of our existing investors could be diluted, or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements for the year ended December 31, 2025 are issued. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. The Company’s plans to alleviate the conditions that raise substantial doubt include raising additional capital, delaying certain capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these financial statements are issued.

Our substantial indebtedness, including convertible related-party debt, could adversely affect our business, financial condition, and results of operations.

We have a significant amount of outstanding debt. If we are unable to generate sufficient cash flow or obtain additional financing on acceptable terms, we may not be able to meet our obligations under our outstanding debt instruments. Failure to comply with the covenants in our debt agreements could result in events of default, which, if not cured or waived, could lead to acceleration of the indebtedness and potentially foreclosure on the assets securing such debt. In such circumstances, we may be forced to seek additional financing, restructure our existing debt, or take other actions that may not be successful and could materially and adversely impact our business, financial condition, and results of operations.

A substantial amount of our debt is convertible debt to a related party, Dr, Michael Dent, which creates risks beyond those typically associated with third-party financing. The terms of this debt, including its conversion features, may result in significant dilution to our existing stockholders if the related party elects to convert all or a portion of the outstanding principal or accrued interest into shares of our common stock. In addition, the presence of related-party debt introduces potential conflicts of interest. The related party may have interests that differ from—or conflict with—those of our other stockholders, including with respect to decisions involving refinancing, amendments to debt terms, exercise of conversion rights, or enforcement of remedies in the event of default. Negotiations with the related party may not reflect arm’s-length terms, and other investors or financing sources may perceive the related-party arrangement as less favorable, which could impair our ability to raise capital on competitive terms.

Our future success depends on our ability to execute our business plan by fully developing the HealthLynked Network and recruiting physicians and patients to adopt and use the system. However, there is no guarantee that we will be able to successfully implement our business plan.

Our operations to date have been limited to providing patient services at our NCFM, BTG, AEU, CCN and NWC facilities and generating product revenue from our Medical Distribution segment. During 2024, we replaced our NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated our AEU practice to the CCN office location. During May 2025, we consolidated the NCFM, AEU and CCN practices into the former NWC office. In October 2025, we sold the BTG practice. We continually develop additional functionality of the HealthLynked Network. However, we cannot predict the scale of how many physicians and patients will adopt our technology, or if and when they do, the timing of such large-scale adoption. We have not yet demonstrated our ability to successfully market and generate material revenue from the HealthLynked Network or from the sale of medical products from our Medical Distribution business. We have not entered into any agreements with third party doctors or patients to use our system for their medical records and there is no assurance that we will be able to enter into such agreements in the future. Further, it is possible that other competitors with greater resources could enter the market and make it more difficult for us to attract or keep customers. As our technology platform has matured, we have reduced the scope of our direct clinical operations and exited non-core practices and we expect to divest our remaining clinical operations over the next 12 months, subject to market conditions and customary regulatory and transactional considerations. If we divest of our clinical operations, we would have limited revenue in the absence of our ability to generate significant revenue from the HealthLynked Network or our Medical Distribution business.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2025. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth in our physician network over the next five years based on aggressively increasing our marketing efforts. We currently maintain a small in-house programming, IT, administrative, marketing and sales function. The capacity to service the online medical records platform and our potential growth, including growth via acquisition, may impose a significant burden on our future planned administrative and operational resources. The growth of our business, if it occurs, may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified employees, management and other personnel. Failure to do so, or to satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

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

In the past, we have used a sales model that focuses on telesales and internet-based SEM/SEO sales and marketing efforts in lieu of a direct sales force, in large part to reduce our costs. Due to the limited success of this sales model, management recently pivoted to a B2B/strategic partnership SAAS focused sales model. Management believes this alternative sales model best positions the Company to commercialize and monetize the HealthLynked Network and MOD businesses. There is no assurance that our sales model will be effective, and failure of this new sale model could have a negative effect on our ability to commercialize and monetize the HealthLynked Network and MOD businesses or limit their growth.

Key components of our product sales made through MOD are provided by a sole supplier, and supply shortages or loss of this supplier could result in interruptions in supply or increased costs.

We rely on a sole supplier for the fulfillment of nearly all product sales made through MOD. If this sole supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all.

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

The healthcare industry, healthcare information technology, the online medical records platform services that we provide, and the physicians’ medical practices we engage in through our Health Services segment are subject to extensive and complex federal, state, and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

●	federal laws (including the Federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicaid, Medicare and other government-funded programs that contain false or fraudulent information or from improperly retaining known overpayments;

●	a provision of the Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicaid and Medicare;

●	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, applies when physicians refer Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

●	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving government-funded programs;

●	provisions of the Federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

●	federal and state healthcare programs may deny our application to become a participating provider that could in turn cause us to be unable to treat those patients or prohibit us from billing for the treatment services provided to such patients;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicaid or Medicare for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

●	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

●	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs.

In addition, we believe that our business, including the business conducted through our Health Services segment, will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that arrangements with physicians using the HealthLynked Network, none of which are currently in place, constitute fee splitting and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Regulatory authorities or other parties also could assert that our relationships violate the anti-kickback, fee splitting or self-referral laws and regulations. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our overall business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

Amazon provides distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on AWS, have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services on AWS, and our systems are not fully redundant on the platform. Any transition of the cloud services currently provided by AWS to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with our use of AWS would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access the HealthLynked Network or specific HealthLynked features, or encounter difficulties in doing so, due to issues or disruptions with AWS, we may lose users, partners, or revenue. The level of service provided by AWS or similar providers may also impact our users’ and partners’ usage of and satisfaction with our web-based product offerings and could seriously harm our business and reputation. If AWS or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of AWS or similar providers.

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

Our attempts to protect our intellectual property through copyright, patent, and trademark registration may be challenged by others or invalidated through administrative process or litigation. While we have been granted a patent for our Patient Access Hub, or PAH, have submitted a patent related to our ARi AI tool, and intend to submit other patent applications covering our integrated technology, the scope of issued patents, if any, may be insufficient to prevent competitors from providing products and services similar to ours, our patents may be successfully challenged, and we may not be able to obtain additional meaningful patent protection in the future. There can be no assurance that our patent registration efforts will be successful.

We will seek to enter into agreements with clients, users, vendors and strategic partners that will limit their use of, and allow us to retain our rights in, our intellectual property and proprietary information. Further, if we succeed in entering into such agreements, we anticipate that the agreements will grant us ownership of intellectual property created in the performance of those agreements to the extent that it relates to the provision of our services. In addition, we require certain of our employees and consultants to enter into confidentiality, non-competition, and assignment of inventions agreements. We also require certain of our vendors and strategic partners to agree to contract provisions regarding confidentiality and non-competition. However, no assurance can be given that these agreements will not be breached, and we may not have adequate remedies for any such breach. Further, no assurance can be given that these agreements will be effective in preventing the unauthorized access to, or use of, our proprietary information or the reverse engineering of our technology. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In any event, these agreements do not prevent our competitors from independently developing technology or authoring clinical information that is substantially equivalent or superior to our technology or the information we distribute.

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

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. While we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is unknown. For example, some open source licenses require that those using the associated code disclose modifications made to that code and such modifications be licensed to third parties at no cost. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code. However, there can be no assurance that such efforts will be successful, and such use could inadvertently occur.

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

We have experienced substantial turnover of physicians at our Health Service Division facilities. Our ability to operate profitably will depend, in part, upon our ability to recruit and retain qualified physicians, who are key to our Health Services segment’s revenues and billing. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified doctors, nurses, physical therapists and other skilled healthcare providers essential to our Health Services segment. We may not be able to continue to recruit new, qualified providers or renew contracts with existing providers on acceptable terms. If we do not do so, our ability to execute our business plan may be adversely affected.

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

We utilize third parties to collect from patients any co-payments and other payments for services that are provided by our physicians. The Federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. The Florida Consumer Collection Practices Act is broader than the federal legislation, applying the regulations to “creditors” as well as “collectors,” whereas the Fair Debt Collection Practices Act is applicable only to collectors. This prohibits creditors who are attempting to collect their own debts from engaging in behavior prohibited by the Fair Debt Collection Practices Act and Florida Consumer Collection Practices Act. The Florida Consumer Collection Practices Act has very specific guidelines regarding which actions debt collectors and creditors may engage in to collect unpaid debt. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATING TO OUR ORGANIZATION

Our articles of incorporation authorize our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

Currently, our officers and directors as a group beneficially control approximately 99.3% of our voting power, of which approximately 99.3% is controlled by our Chairman and CEO, Dr. Michael Dent. As a result of this voting control, Dr. Dent can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire. In addition, as the interests of Dr. Dent and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of the Company as a whole.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are a “non accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of December 31, 2025, we had approximately 2,706,880 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options, warrants, unvested employee grants, common stock issuable, convertible debt and Series B Convertible Preferred Stock. Future sales of substantial amounts of our common stock to the public and the issuance of the shares reserved for future issuance, in payment of our debt, and/or upon exercise of outstanding options and warrants, will be dilutive to our existing stockholders and could result in a decrease in our stock price.

The public market for our common stock is limited, which could negatively affect its value and make it difficult or impossible for you to sell your shares.

Our common stock has traded on the OTCQB under the symbol “HLYK” since May 10, 2017. There is a limited public market for our common stock, which could make it difficult to sell shares. Further, we have applied to have our common stock listed on the Nasdaq Capital Market (“Nasdaq”). To meet the Nasdaq minimum listing requirements, we may be required to have our related party debtholder, Dr. Michael Dent, convert a portion or all of the convertible debt outstanding to him. No assurance can be given that we will meet the minimum listing requirements or that our application will be approved. If our application is not approved, we may continue to have a limited public market for our common stock, which may make it difficult to sell shares. In the event our common stock is listed on the Nasdaq Capital Market, there is no assurance a more active trading market for our common stock will develop or be sustained or that we will remain eligible for continued listing on the Nasdaq Capital Market.

We may not be able to maintain a listing of our common stock on Nasdaq.

We have applied to list our common stock for trading on The Nasdaq Capital Market under the symbol “HLYK”. If our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate such listing requirements, our common stock may be delisted. In addition, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline.

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the Board of Directors or current management and could make a third-party acquisition of us difficult.

Our charter and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Furthermore, the Board of Directors has the ability to increase the size of the board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

The Audit Committee of the Board of Directors is responsible for overseeing cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Management briefs the Audit Committee on the effectiveness of our cyber risk management program. In addition, cybersecurity risks are reviewed by the Board of Directors, at least annually.

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

Item 2. Properties

The Company leases its operating facilities pursuant to a lease agreement for approximately 3,650 square feet that commenced in August 2023 and expires in July 2026, located in Naples, FL.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since May 10, 2017, our common stock has been eligible for quotation and trades on the OTCQB under the symbol “HLYK.“Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 31, 2026, there were approximately 309 registered holders of record of the Company’s common stock. A substantially greater number of holders of Company common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended December 31, 2025 and through the date of this report:

On March 18, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $420,000, an interest rate of 12% per annum, and a maturity date of September 20, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.75 per share. The note was issued in exchange for undocumented advances totaling $420,000 made by the trust between September and November 2024. The maturity date on the note was subsequently extended until March 31, 2026.

On June 30, 2025, we issued to a trust controlled by Dr. Michael Dent a ten-year warrant to purchase 19,867 shares of our common stock at an exercise price of $2.00 per share in exchange for an agreement to extend certain notes payable to the trust for a period of six months.

On July 29, 2025, we issued a promissory note to an investor with a stated principal amount of $154,440 and prepaid interest of $21,621 for total repayments of $176,061. We received net proceeds of $125,000 after original issue discount of $22,240 and fees of $7,200. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on May 30, 2026. We are required to make an initial payment of $88,031 on January 30, 2026 and four monthly payments of $22,008 starting February 28, 2026 and ending on May 30, 2026. The note gives the holder a conversion right at a 35% discount to the market price of our common stock only in the event of default.

On October 2, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $34,000, an interest rate of 12% per annum, and a maturity date of April 2, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $1.74 per share. We received net proceeds of $34,000.

On October 3, 2025, we issued a promissory note to an investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. We received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 15, 2026. We are required to make 10 monthly payments of $13,782 starting November 15, 2025 and ending on August 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of our common stock only in the event of default.

On November 10, 2025, we issued a second promissory note payable to a different investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. We received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 30, 2026. We are required to make installments starting April 30, 2026 and ending on August 30, 2026. The note gives the holder a conversion right at a 35% discount to the market price of our common stock only in the event of default.

On December 2, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $80,000, an interest rate of 12% per annum, and a maturity date of May 2, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $1.38 per share. We received net proceeds of $80,000.

On December 19, 2025, we sold 12,121 shares of common stock for cash in a private placement to an accredited investor. We received $20,000 in proceeds from the sale. In connection with the stock sale, we also issued 12,121 five-year warrants to purchase shares of common stock at an exercise price of $1.65 per share.

On January 14, 2026, we issued to Jason Bishara, one of our Directors, a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $25,000. In connection with the note, we also issued Mr. Bishara a five-year warrant to purchase 8,333 shares of our common stock at an exercise price of $3.00 per share.

On January 14, 2026, we issued to an investor a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $25,000. In connection with the note, we also issued the investor a five-year warrant to purchase 8,333 shares of our common stock at an exercise price of $3.00 per share.

On January 21, 2026, we issued a promissory note to an investor with a stated principal amount of $151,800 and prepaid interest of $18,216 for total repayments of $170,016. We received net proceeds of $25,000 after original issue discount of $19,800 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2026. We are required to make an initial payment of $85,008 on July 15, 2026 and four monthly payments of $21,252 starting August 15, 2026 and ending on November 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of our common stock only in the event of default.

On January 22, 2026, we issued a convertible promissory note to an investor with a stated principal amount of $240,000, an interest rate of 12% per annum and maturity upon the earlier of (i) six months from the issue date or upon a US senior exchange listing. The note is convertible into shares of our common stock at a fixed conversion price of $6.15 per share. We received net proceeds of $200,000 after original issue discount of $40,000. The note gives the holder a conversion right at a 20% discount to the market price of our common stock only in the event of default. In connection with the note, we also issued the investor a five-year warrant to purchase 32,249 shares of our common stock at an exercise price of $6.07 per share.

On January 27, 2026, we issued a promissory note to an investor with a stated principal amount of $151,800 and prepaid interest of $18,216 for total repayments of $170,016. We received net proceeds of $25,000 after original issue discount of $19,800 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2026. We are required to make an initial payment of $85,008 on July 15, 2026 and four monthly payments of $21,252 starting August 15, 2026 and ending on November 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of our common stock only in the event of default.

On February 2, 2026, we refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of our common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by us at a price lower than the conversion price.

On February 27, 2026, we issued 60,000 shares to a consultant for services performed.

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

Overview

HealthLynked is a healthcare technology company incorporated in the State of Nevada on August 6, 2014. We operate across three primary divisions – Digital Healthcare, Health Services, and Medical Distribution – each dedicated to leveraging innovative solutions that enhance patient care, reduce costs, and generate long-term value for stockholders.

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

Operating under MOD, our Medical Distribution division serves as a virtual distributor of discounted medical supplies to medical practices and individual consumers across the United States. Through strategic partnerships and direct-to-consumer shipping, we provide cost-effective solutions while strengthening HealthLynked’s overall consumer value.

By aligning our three divisions, we aim to strengthen our position in the healthcare industry, drive innovation, and create meaningful value for our patients, partners, and stockholders.

Critical accounting policies and significant judgments and estimates

For a discussion of our critical accounting policies, see Note 2, “Significant Accounting Policies,” in the Notes to consolidated Financial Statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management bases its estimates on historical experience, current conditions and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences could be material to our consolidated financial statements. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Significant estimates used in the preparation of our consolidated financial statements include the following:

Fair Value of Acquired Intangible Assets

We estimate the fair value of intangible assets acquired in business combinations using valuation techniques that involve significant judgment. These valuations may utilize income, market or cost approaches and typically incorporate assumptions such as projected revenues, growth rates, expected future cash flows, discount rates, and market participant assumptions. Changes in these assumptions could result in materially different valuations and could affect future amortization expense or gains and losses recognized in our consolidated statements of operations.

We also evaluate our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment evaluation requires estimates of future undiscounted and discounted cash flows associated with the underlying assets or asset groups. Key assumptions include projected revenues, operating margins, terminal values and discount rates. Changes in market conditions, operating performance, or other assumptions could result in the recognition of impairment charges.

Derivative Financial Instruments

In evaluating our financial instruments, management assesses the terms of debt agreements, equity-linked contracts and other arrangements to determine whether embedded features require bifurcation and separate accounting as derivatives. This assessment involves significant judgment in evaluating contractual terms, including settlement provisions, conversion features, and adjustments to exercise prices or conversion ratios. Management also evaluates whether such instruments qualify for the scope exception for contracts indexed to and settled in the Company’s own stock. Changes in the interpretation of contractual provisions or the issuance of new accounting guidance could result in different conclusions regarding derivative classification.

Derivative financial instruments are recorded at fair value, with changes in fair value recognized in earnings. Estimating fair value requires the use of valuation models that incorporate significant assumptions, including expected volatility of the Company’s common stock, risk-free interest rates, expected term, and the probability of certain contingent events occurring. Because many of these inputs are not observable in active markets, the valuations may involve significant management judgment and are typically classified within Level 3 of the fair value hierarchy. Changes in these assumptions could materially affect the fair value of derivative liabilities or assets and result in significant fluctuations in our reported results of operations.

Contingent Sale Consideration Receivable

The fair value of contingent consideration receivable related to the sale of businesses or assets is estimated using probability-weighted cash flow models. These estimates require significant judgment regarding the likelihood of achieving performance targets, expected timing of payments, discount rates and other factors. Changes in assumptions regarding the expected performance of the divested business or other conditions could materially affect the estimated fair value of the receivable and may result in adjustments recognized in earnings.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value. We evaluate inventory quantities on hand relative to expected future demand, product life cycles, technological changes and market conditions. We record reserves for excess, slow-moving or obsolete inventory based on these assessments. Changes in demand forecasts or product pricing could result in additional inventory write-downs.

Stock-Based Compensation

We measure stock-based compensation expense based on the estimated fair value of equity awards granted to employees and non-employees. Determining the fair value of these awards requires judgment in estimating inputs to valuation models, including expected volatility, expected term, risk-free interest rates and expected forfeiture rates. Changes in these assumptions could materially impact the amount of stock-based compensation expense recognized in our consolidated financial statements.

Valuation Allowance on Deferred Tax Assets

We evaluate the realizability of our deferred tax assets and record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and involves evaluating both positive and negative evidence, including historical operating results, future taxable income projections, the timing of reversal of temporary differences and available tax planning strategies. Changes in our operating performance or tax planning strategies could result in adjustments to the valuation allowance.

Lease Accounting and Incremental Borrowing Rate

For leases in which the implicit rate cannot be readily determined, we estimate the incremental borrowing rate used to measure our right-of-use assets and related lease liabilities under ASC 842. Determining the incremental borrowing rate requires judgment and considers factors such as our credit risk, the lease term, economic environment and collateralized borrowing rates available to us.

Useful Lives of Property and Equipment

Property and equipment are depreciated over their estimated useful lives. Determining the appropriate useful life for an asset requires judgment regarding the expected period over which the asset will provide economic benefit. Changes in technology, market conditions, or usage patterns could result in revisions to estimated useful lives and changes in depreciation expense.

Results of Operations: Years Ended December 31, 2025 and 2024

The following table summarizes the changes in our results of operations for the year ended December 31, 2025 compared with the year ended December 31, 2024:

	Year Ended December 31,		Change
	2025	2024	$	%

Patient service revenue, net	$2,002,548	$2,872,177	$(869,629)	-30%
Subscription revenue	22,623	32,425	(9,802)	-30%
Product revenue	40,121	103,759	(63,638)	-61%
Total revenue	2,065,292	3,008,361	(943,069)	-31%

Operating Expenses and Costs
Practice salaries and benefits	1,016,543	1,995,127	(978,584)	-49%
Other practice operating expenses	973,048	1,556,759	(583,711)	-37%
Cost of product revenue	51,568	96,237	(44,669)	-46%
Selling, general and administrative expenses	2,035,516	3,038,936	(1,003,420)	-33%
Depreciation and amortization	101,871	282,950	(181,079)	-64%
Impairment loss	–	716,000	(716,000)	-100%
Loss from operations	(2,113,254)	(4,677,648)	2,564,394	-55%

Other Income (Expenses)
Gain (loss) on extinguishment of debt	317,982	(178,986)	496,968	-278%
Gain (loss) on change in fair value of debt	(618,208)	84,109	(702,317)	-835%
Gain on sale of assets	168,722	–	168,722	*
Gain on change in fair value of derivative financial instruments	8,644	–	8,644	*
Amortization of original issue discounts on notes payable	(828,006)	(1,316,165)	488,159	-37%
Gain from realization of contingent sale consideration receivable	–	125,355	(125,355)	-100%
Interest expense and other	(216,134)	(168,144)	(47,990)	29%
Total other income (expenses)	(1,167,000)	(1,453,831)	286,831	-20%

Net loss	$(3,280,254)	$(6,131,479)	$2,851,225	-47%

*	- Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $869,629, or 30% year-over-year, from $2,872,177 in the year ended December 31, 2024, to $2,002,548 in the year ended December 31, 2025, primarily as a result of (i) a 23% year-over-year decrease at our NCFM practice of $492,742 due to changes in clinical staffing and cost reductions, (ii) a 100% decrease at our NWC practice of $330,553 due to the discontinuation of this practice in October 2024, (iii) a 24% decrease at our BTG practice of $86,586 due primarily to the sale of the BTG practice in October 2025, and (iv) a decline in revenue from our AEU practice of $29,216, offset by (v) an increase of $69,496 from our CCN practice, which began operation in fourth quarter of 2024. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $1,562,295, or 44%, from the year ended December 31, 2024 to the year ended December 31, 2025.

Subscription revenue in the year ended December 31, 2025 decreased by $9,802, or 30% year-over-year, to $22,623 in the year ended December 31, 2025, from $32,425 in the year ended December 31, 2024, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $40,121 in the year ended December 31, 2025, compared to $103,759 in the year ended December 31, 2024, a decrease of $63,638, or 61%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $978,584, or 49%, to $1,016,543 in the year ended December 31, 2025, compared to $1,995,127 in the year ended December 31, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and continuing into 2025.

Other practice operating costs decreased by $583,711 or 37%, to $973,048 in the year ended December 31, 2025 from $1,556,759 in the year ended December 31, 2024, primarily as a result of focused cost reduction efforts at all of our practices starting in mid-2023 and accelerating in the second half of 2024 and continuing into 2025.

Cost of product revenue was $51,568 in the year ended December 31, 2025, a decrease of $44,669, or 46%, compared to $96,237 in the same period of 2024, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs decreased by $1,003,420, or 33%, to $2,035,516 in the year ended December 31, 2025 compared to $3,038,936 in the year ended December 31, 2024, primarily due to lower salaried overhead in the corporate office, lower stock-based compensation expense resulting from fewer employee and consultant grants in 2025, and lower consulting and other office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the year ended December 31, 2025 decreased by $181,079, or 64%, to $101,871 compared to $282,950 in the year ended December 31, 2024, primarily as a result of the impairment of NCFM intangible assets in September 2024 resulting in no amortization in the year ended December 31, 2025.

During the year ended December 31, 2024, we recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0-. There were no impairment charges during the year ended December 31, 2025.

Loss from operations decreased by $2,564,394, or 55%, to $2,113,254 in the year ended December 31, 2025 compared to $4,677,648 in the year ended December 31, 2024, primarily as a result of reduced practice operating costs and corporate overhead costs, offset in part by lower revenue.

Other Income (Expenses)

Gain (loss) on extinguishment of debt in the year ended December 31, 2025 was a gain of $317,982, compared to a loss of $178,986 in the year ended December 31, 2024. Gain on extinguishment of debt in the year ended December 31, 2025 resulted from the extension of multiple notes payable to Dr. Dent during the period treated as extinguishment and reissuance transactions. Loss on extinguishment of debt in 2024 resulted from two maturing notes payable to Dr. Dent refinanced with new convertible notes in the same amount and the extension of the maturity date of four additional notes payable to Dr. Dent.

Gain (loss) on the change in fair value of debt was a loss of $618,208 in the year ended December 31, 2025 related to multiple notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes. These notes are revalued at their fair value at the end of each period, with the changes recorded as gains or losses from the change in fair value of debt. The gain on change in fair value of debt was $84,109 in the year ended December 31, 2024 and related to three notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Gain on sale of assets was $168,722 in the year ended December 31, 2025, resulting from the excess of proceeds received over net assets and liabilities sold. There were no such gains or losses in the year ended December 31, 2024.

Gain on change in fair value of derivative financial instruments was $8,644 in the year ended December 31, 2025, resulting from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end. There were no such gains or losses in the year ended December 31, 2024.

Amortization of original issue and debt discounts on notes payable and convertible notes in the year ended December 31, 2025 was $828,006, a decrease of $488,159, or 37%, compared to $1,316,165 in the year ended December 31, 2024. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable being amortized in 2024, and therefore larger corresponding amortizable discount balances, in 2024 compared to 2025.

Interest expense and other increased by $47,990, or 29%, to $216,134 for the year ended December 31, 2025, compared to $168,144 in the year ended December 31, 2024, due to an increase in interest-bearing notes payable to related parties during second half of 2024 and first half of 2025, primarily in the form of new notes and convertible notes payable to Dr. Dent.

Gain from realization of contingent sale consideration receivable was $125,355 in the year ended December 31, 2024, resulting from actual proceeds received during the period from contingent sale consideration related to the sale of ACO Health Partners, LLC (“AHP”) in excess of the amount estimated to be received at the time of the sale in January 2023. Receipts during the year ended December 31, 2024 included $500,000 gross ($325,000 net) from the receipt of Physician Advance Consideration in November 2024. There were no such receipts or gains in 2025.

Total other net expenses decreased by $286,831, or 20%, to net expense of $1,167,000 in the year ended December 31, 2025 compared to net expense of $1,453,831 in the year ended December 31, 2024. The change was primarily a result of gains related to extinguishment of debt, lower debt-related discount amortization and the gain on sale of the BTG assets in 2025, offset by higher losses on changes in the fair value of debt in 2025 and a gain from realization of contingent sale consideration receivable in 2024.

Net loss

Net loss decreased by $2,851,225, or 47%, to $3,280,254 in the year ended December 31, 2025, compared to net loss of $6,131,479 in the year ended December 31, 2024, primarily as a result of reduced corporate overhead and practice operating costs resulting from substantial downsizing and cost cutting measures implemented starting in 2024, as well as an impairment charge recognized in 2024, offset by lower revenue from our practices.

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

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (March 31, 2027).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before March 31, 2027 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through March 31, 2027. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of December 31, 2025, we had cash balances of $37,136, a working capital deficit of $5,461,724 and an accumulated deficit of $50,539,218. For the year ended December 31, 2025, we had a net loss of $3,280,254 and used cash from operating activities of $1,713,810. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through December 31, 2025, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

During the year ended December 31, 2025, we issued new convertible notes payable and advances payable to our CEO, Dr. Michael Dent, for aggregate net cash proceeds of $1,609,840 and refinanced or extended existing notes with an aggregate principal of $3,926,500. We also issued notes payable to third parties for net cash proceeds of $630,000. We made repayments on related party and third-party notes of $720,135 in year ended December 31, 2025.

On February 2, 2026, we refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by us at a price lower than the conversion price.

On February 9, 2026, we filed a Form S-1 registration statement with the SEC for the sale of up to $7,500,000 shares of our common stock at a proposed offering price between $4.00 and $6.00 per share (the “Common Stock Offering”). Any proceeds from the offering are subject to effectiveness of the Offering Statement and demand from the market to purchase our common stock.

Without raising additional capital, whether via the sale of equity or debt instruments, from proceeds from the Common Stock Offering, from receipt of remaining contingent consideration related to the sale of AHP, from the sale of our current practices, or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2027. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,713,810)	$(3,494,122)
Investing activities	125,000	422,402
Financing activities	1,549,705	2,900,739
Net increase (decrease) in cash	$(39,105)	$(170,981)

Operating Activities – During the year ended December 31, 2025, we used cash from operating activities of $1,713,810, as compared with $3,494,122 in the year ended December 31, 2024. The decrease in cash usage results primarily from cost reduction efforts at our Health Services practices and corporate office.

Investing Activities – During the years ended December 31, 2025 and 2024, we realized $125,000 and $422,402. Cash realized from investing activities in the year ended December 31, 2025 was from the sale of the BTG business in October 2025. Cash realized from investing activities in the year ended December 31, 2024 was comprised primarily of cash proceeds received from the 2023 sale of AHP, offset by the acquisition of computers and office equipment.

Financing Activities – During the years ended December 31, 2025 and 2024, we received cash of $1,549,705 and $2,900,739, respectively, from financing activities. Cash provided by financing activities in 2025 was comprised of comprised of $30,000 from the sale of common stock, $630,000 from the issuance of notes payable to third parties and $1,609,840 from the issuance of notes payable to related parties, offset by $720,135 repayments made against notes payable balances to third parties and related party advances. Cash provided by financing activities in 2024 was comprised of $405,000 from the sale of common stock, $3,270,000 from the issuance of notes payable to related parties, and $335,000 from the issuance of notes payable to third parties, offset by $1,109,261 repayments made against notes payable balances to related and third parties.

Exercise of Warrants and Options

No warrants or options were exercised during the years ended December 31, 2025 or 2024.

Other Outstanding Obligations at December 31, 2025

As of December 31, 2025, 804,351 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $1.95 to $105.00.

As of December 31, 2025, 135,791 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $2.20 to $25.20.

As of December 31, 2025, 22,052 shares of our common stock were earned but unissued pursuant to consulting and private placement agreements.

As of December 31, 2025, 1,260,936 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holder of those instruments, Dr. Michael Dent.

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

7915 FM 1960 W Suite 220 Houston, TX 77070 www.rbsmllp.com

To the Board of Directors and Shareholders of

HealthLynked Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HealthLynked Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

Houston, TX
March 31, 2026 PCAOB ID Number 587

HEALTHLYNKED CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$37,136	$76,241
Inventory, net	17,962	44,686
Prepaid expenses and other current assets	32,935	56,719
Contingent sale consideration receivable, current portion	1,463,518	1,463,518
Total Current Assets	1,551,551	1,641,164

Property and equipment, net of accumulated depreciation of $728,710 and $634,839 as of December 31, 2025 and 2024, respectively	74,705	176,576
Right of use lease assets	76,090	361,109
Deposits, long term portion	–	44,140

Total Assets	$1,702,346	$2,222,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$821,480	$765,312
Contract liabilities	25,924	232,545
Lease liability, current portion	75,168	208,549
Derivative financial instruments	23,846	–
Notes payable and other amounts due to related party, net of unamortized original issue discount of $-0- and $494,104 as of December 31, 2025 and 2024, respectively	5,533,231	3,212,521
Notes payable, current portion, net of unamortized original issue discount of $109,027 and $27,414 as of December 31, 2025 and 2024, respectively	389,652	127,095
Indemnification liability	143,974	143,974
Total Current Liabilities	7,013,275	4,689,996

Long-Term Liabilities
Lease liability, long term portion	922	153,592
Government and other notes payable, long term portion	450,000	508,610

Total Liabilities	7,464,197	5,352,198

Commitments and contingencies (Note 15)

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 2,881,104 and 2,821,877 shares issued and outstanding as of December 31, 2025 and 2024, respectively	288	282
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 22,052 and 30,632 as of December 31, 2025 and 2024, respectively	61,349	161,632
Additional paid-in capital	44,712,980	44,870,742
Accumulated deficit	(50,539,218)	(48,164,615)
Total Shareholders’ Deficit	(5,761,851)	(3,129,209)

Total Liabilities and Shareholders’ Deficit	$1,702,346	$2,222,989

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenue
Patient service revenue, net	$2,002,548	$2,872,177
Subscription revenue	22,623	32,425
Product revenue	40,121	103,759
Total revenue	2,065,292	3,008,361

Operating Expenses and Costs
Practice salaries and benefits	1,016,543	1,995,127
Other practice operating expenses	973,048	1,556,759
Cost of product revenue	51,568	96,237
Selling, general and administrative expenses	2,035,516	3,038,936
Depreciation and amortization	101,871	282,950
Impairment loss	–	716,000
Total Operating Expenses and Costs	4,178,546	7,686,009

Loss from operations	(2,113,254)	(4,677,648)

Other Income (Expenses)
Gain (loss) on extinguishment of debt	317,982	(178,986)
Gain (loss) on change in fair value of debt	(618,208)	84,109
Gain on sale of assets	168,722	–
Gain on change in fair value of derivative financial instruments	8,644	–
Amortization of original issue discounts on notes payable	(828,006)	(1,316,165)
Gain from realization of contingent sale consideration receivable	–	125,355
Interest expense and other	(216,134)	(168,144)
Total other income (expenses)	(1,167,000)	(1,453,831)

Loss before provision for income taxes	(3,280,254)	(6,131,479)

Provision for income taxes	–	–

Net loss	$(3,280,254)	$(6,131,479)

Net loss per share, basic and diluted:
Basic	$(1.16)	$(2.18)
Fully diluted	(1.16)	(2.18)

Weighted average number of common shares:
Basic	2,835,764	2,815,441
Fully diluted	2,835,764	2,815,441

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2025 AND 2024

	Number of Shares				Common	Additional		Total Shareholders’
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	(Deficit)
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,762,055	2,750,000	276	2,750	281,682	42,553,158	(42,033,136)	804,730

Sales of common stock	59,772	–	6	–	–	294,738	–	294,744
Fair value of warrants allocated to proceeds of common stock	–	–	–	–	–	110,255	–	110,255
Fair value of warrants allocated to proceeds of related party debt	–	–	–	–	–	797,167	–	797,167
Fair value of beneficial conversion feature allocated to proceeds of related party debt	–	–	–	–	–	785,039	–	785,039
Shares and options issued to employees	50	–	–	–	(283,869)	365,519	–	81,650
Consultant and director fees payable with common shares and warrants	–	–	–	–	157,819	–	–	157,819
Stock fees related to sales of common stock	–	–	–	–	6,000	(35,134)	–	(29,134)
Net loss	–	–	–	–	–	–	(6,131,479)	(6,131,479)

Balance at December 31, 2024	2,821,877	2,750,000	282	2,750	161,632	44,870,742	(48,164,615)	(3,129,209)

Reclassification of historical amounts recognized for beneficial conversion features	–	–	–	–	–	(915,826)	905,651	(10,175)
Sales of common stock	2,000	–	–	–	–	3,245	–	3,245
Fair value of warrants allocated to proceeds of common stock	–	–	–	–	–	14,904	–	14,904
Stock fees related to sales of common stock	7,669	–	1	–	(20,283)	32,133	–	11,851
Fair value of warrants to extend related party debt	–	–	–	–	–	73,626	–	73,626
Fair value of beneficial conversion feature allocated to proceeds of related party debt	–	–	–	–	–	100,537	–	100,537
Forgiveness of related party debt	–	–	–	–	–	245,000	–	245,000
Fair value of stock options issued to reduce accounts payable	–	–	–	–	–	38,284	–	38,284
Consultant and director fees payable with common shares and warrants	49,558	–	5	–	(80,000)	140,785	–	60,790
Shares and options issued to employees	–	–	–	–	–	109,550	–	109,550
Net loss	–	–	–	–	–	–	(3,280,254)	(3,280,254)

Balance at December 31, 2025	2,881,104	2,750,000	288	2,750	61,349	44,712,980	(50,539,218)	(5,761,851)

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(3,280,254)	$(6,131,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,871	282,950
Impairment loss	–	716,000
Stock based compensation, including amortization of deferred equity compensation	158,625	210,333
Gain on change in fair value of derivative financial instruments	(8,644)	–
Amortization of debt discount	828,006	1,316,165
(Gain) loss on extinguishment of debt	(317,982)	178,986
Change in fair value of debt	618,208	(84,109)
Gain on sale of assets	(168,722)	–
Gain from realization of contingent sale consideration receivable	–	(125,355)
Other non-cash adjustments		(1,662)
Changes in operating assets and liabilities:
Accounts receivable	–	20,861
Inventory	26,724	88,536
Contract assets	20,058	(14,948)
Prepaid expenses and other current assets	47,866	19,346
Right of use lease assets	183,229	309,199
Accounts payable and accrued expenses	424,365	70,911
Lease liability	(184,261)	(310,627)
Contract liabilities	(162,899)	(39,229)
Net cash used in operating activities	(1,713,810)	(3,494,122)

Cash Flows from Investing Activities
Proceeds from sale of ACO Business	–	425,000
Proceeds from sale of assets of BTG business	125,000	–
Acquisition of property and equipment	–	(2,598)
Net cash used in investing activities	125,000	422,402

Cash Flows from Financing Activities
Proceeds from sale of common stock	30,000	405,000
Proceeds from related party notes payable and advances	1,609,840	3,270,000
Proceeds from third party notes payable	630,000	335,000
Repayment of related party notes payable and advances	(136,000)	(167,601)
Repayment of third party notes payable	(584,135)	(941,660)
Net cash provided by financing activities	1,549,705	2,900,739

Net decrease in cash	(39,105)	(170,981)
Cash, beginning of period	76,241	247,222

Cash, end of period	$37,136	$76,241

(continued)

HEALTHLYNKED CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,351	$26,316
Cash paid during the period for income tax	$–	$–
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability	$29,997	$177,782
Extinguishment of operating lease: right of use asset and lease liability	$(131,787)	$(444,434)
Fair value of options issued in satisfaction of common stock issuable	$–	$283,869
Fair value of warrants allocated to proceeds of related party notes payable	$–	$758,523
Fair value of derivative financial instruments allocated to proceeds of third party notes payable	$90,350	$–
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable	$100,537	$785,040
Original issue discounts allocated to proceeds of notes payable	$239,695	$163,969
Reclassification of historical amounts recognized for beneficial conversion features	$10,175	$–
Fair value of warrants issued to extend related party debt	$73,626	$38,645
Principal amount of convertible notes payable to related party refinanced	$3,926,500	$866,500
Incremental fair value of convertible note payable to related party resulting from refinancing	$48,133	$–
Forgiveness of related party debt	$245,000	$–
Expenses paid by related party	$24,840	$–
Fair value of shares issued for equity issuance costs	$9,000	$35,134
Accrued interest included in fair value of note payable	$290,505	$17,588
Accounts payable included in principal balance of notes payable to related party	$27,692	$–
Fair value of stock options issued to reduce accounts payable	$38,284	$–
Impact on par value of common stock from reverse stock split	$28,190	$–

See the accompanying notes to these Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock decreased from 284,750,832 shares to 2,847,873 shares. The number of shares reserved for issuance under the Company’s equity incentive plans and upon conversion or exercise of outstanding Series B Convertible Preferred Stock, convertible notes, stock options, and warrants were also proportionately adjusted. The Reverse Stock Split did not affect the Company’s total stockholders’ deficit, or the par value of the Company’s common stock, but did result in a proportionate adjustment to the per-share amounts of common stock and additional paid-in capital in the accompanying consolidated financial statements.

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

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its operating subsidiaries: NCFM, BTG (through October 28, 2025), CCN (after October 1, 2024), AEU, NWC (through October 1, 2024), and MOD. Results through January 17, 2023 also include operations of ACO Health Partners, LLC (“AHP”), which was sold, and CHM, which was discontinued, both effective as of January 17, 2023. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the years ended December 31, 2025, at this time the Company is unable to fully assess the aggregate impact the U.S.-Iran, Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

Revenue Recognition

Patient service revenue

Patient service revenue is earned for functional medicine services provided to patients by the NCFM practice, physical therapy services provided to patients by the BTG practice (until sale of its assets in October 2025), aesthetics services provided by the AEU practice, and medical services provided to patients by the CCN practice (after its establishment in October 2024) and NWC practice (until its discontinuation in October 2024). Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. All amounts are due from patients at the time of service, with the exception of NWC billings incurred prior to October 2024 that were due from third-party payors (including health insurers and government programs) that included variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills patients at the time of service and third-party payors within days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as performance obligations are satisfied.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Patient service revenues are presented on the statement of operations net of contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients. Estimates of contractual adjustments and discounts require significant judgment and are based on the Company’s current contractual agreements, its discount policies, and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients. There were no material changes during the years ended December 31, 2025 or 2024 to the judgments applied in determining the amount and timing of patient service revenue. Subsequent to the cessation of the NWC practice on October 1, 2024, the Company no longer bills Medicare, Medicaid, or other third-party insurers for any of its patient services. During October 2025, the Company sold the BTG practice.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of December 31, 2025 and 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

DECEMBER 31, 2025 AND 2024

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the years ended December 31, 2025 and 2024, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2025 and 2024, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2025 and 2024, potentially dilutive securities were comprised of (i) 804,351 and 1,014,932 warrants outstanding, respectively, (ii) 135,791 and 61,579 stock options outstanding, respectively, (iii) up to 22,052 and 30,632 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (iv) up to 1,260,936 and 625,389 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, (v) 346,250 and -0- stock grants subject to future vesting, and (vi) up to 137,500 and 137,500 shares of common stock issuable upon conversion of Series B Preferred stock.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Segment Reporting

The Company uses the “management approach” under ASC 280, “Segment Reporting,” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: (1) Health Services, comprised of the NCFM functional medicine practice, the BTG physical therapy practice (sold in October 2025), the AEU cosmetic services practice, the CCN primary care practice, and the NWC GYN practice (discontinued in October 2024), (2) Digital Healthcare, which develops and markets the “HealthLynked Network,” an online personal medical information and record archive system, and (3) Medical Distribution, comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, “Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The amendments eliminate certain separation models for convertible debt instruments, including the beneficial conversion feature model, and require most convertible instruments to be accounted for as a single liability measured at amortized cost. The update also simplifies the derivative scope exception guidance for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share for convertible instruments. The Company adopted ASU 2020-06 in the year ended December 31, 2026 using the modified retrospective method. Under this method, the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption. The adoption of ASU 2020-06 resulted in the elimination of previously recognized beneficial conversion features associated with certain convertible notes and the related discount on the underlying debt instruments. Accordingly, the carrying amount of the Company’s convertible debt increased and the related debt discount and additional paid-in capital balances were reduced as of the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or cash flows.

In August 2023, the FASB issued ASU 2023-05, which requires a joint venture to initially measure its assets and liabilities at fair value upon formation. The Company adopted this standard effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements as the Company did not form any joint ventures during the year ended December 31, 2025.

In December 2023, the FASB issued ASU 2023-08, “Accounting for and Disclosure of Crypto Assets,” which requires certain crypto assets to be measured at fair value with changes recognized in net income each reporting period. The standard also requires enhanced disclosures regarding significant holdings, restrictions, and changes during the period. The Company adopted this standard effective January 1, 2025 on a modified retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements as the Company does not hold or trade crypto assets.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update require additional disaggregation of information in the effective tax rate reconciliation, including standardized categories and separate disclosure of significant reconciling items. The update also requires disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, and by individual jurisdictions when certain thresholds are met. The Company adopted this standard effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. The Company adopted this standard effective January 1, 2025. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (March 31, 2027). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before March 31, 2027.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, the Company had cash balances of $37,136, a working capital deficit of $5,461,724 and an accumulated deficit of $50,539,218. For the year ended December 31, 2025, the Company had a net loss of $3,280,254 and used cash from operating activities of $1,713,810. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

During the year ended December 31, 2025, the Company received (i) net proceeds from the issuance of notes payable to related parties and third parties totaling $2,239,840 and made repayments on existing and new notes payable to third parties totaling $720,135, and (ii) $30,000 proceeds from the sale of its common stock.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2027. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

NOTE 4 – DISPOSITIONS

Sale of AHP

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive certain upfront and contingent consideration. As of December 31, 2025 and 2024, remaining unresolved consideration was comprised of shares of the Buyer’s common stock issuable to the Company in the event that the Buyer completes an initial public offering (“IPO”) by a prescribed date. The Company is entitled to shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the Buyer’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The prescribed date by which the IPO must be completed was originally February 1, 2025 and has been previously extended by the Buyer to May 15, 2026 for no additional consideration.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 4 – DISPOSITIONS (CONTINUED)

After January 17, 2023, and as prescribed under EITF 09-4, the Company elected to subsequently treat contingent consideration receivable, including the IPO Share Consideration, using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period. The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. Gain from realization of contingent sale consideration receivable was $-0- and $125,355 during the years ended December 31, 2025 and 2024, respectively.

The carrying value of the remaining unresolved components of contingent consideration receivable as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Assets:
IPO Share consideration	$1,463,518	$1,463,518

Liabilities:
Indemnification Clause	$143,974	$143,974

Sale of BTG Assets

On October 28, 2025 (the “Sale Date”), the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell the assets used in, and transfer liabilities associated with, the BTG business to the former principal physical therapist for $125,000 cash. The assets sold, which included equipment, inventory, supplies, clients lists and contracts, intellectual property and goodwill, had no book value as of the Sale Date. The buyer also assumed contract liabilities related to the provision of prepaid physical therapy services with a carrying value of $43,722 as of the Sale Date.

After recording the fair value of consideration received and derecognition of assets and liabilities, the Company recorded a gain on sale of asset from the sale of the BTG business in the year ended December 31, 2025 as follows:

Total fair value of consideration received	$125,000
Plus: net book value of assets sold and liabilities assumed	43,722
Gain on sale of assets	$168,722

The Company paid a brokerage commission in the amount of $7,500 that was recorded to “Selling, general and administrative expenses” in the Consolidated Statement of Operations.

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Insurance prepayments	$7,028	$5,916
Other expense prepayments	11,914	19,838
Lease deposits	13,993	55,047
Contract assets	–	20,058
Total prepaid expenses and other	32,935	100,859
Less: long term portion	–	(44,140)
Prepaid expenses and other, current portion	$32,935	$56,719

Contract assets relate to amounts incurred to obtain a customer contract that would not have been incurred if the contract had not been obtained, such as commissions, associated with NCFM annual access contracts.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Medical equipment	$646,211	$496,452
Furniture, office equipment and leasehold improvements	157,204	314,963

Total property and equipment	803,415	811,415
Less: accumulated depreciation	(728,710)	(634,839)

Property and equipment, net	$74,705	$176,576

Depreciation expense was $101,871 and $115,102 during the years ended December 31, 2025 and 2024, respectively. The Company recognized a loss on disposal of equipment of $-0- and $1,675 during the years ended December 31, 2025 and 2024, respectively, related to office equipment no longer in use.

NOTE 7 – INTANGIBLE ASSETS

The Company previously recorded intangible assets arising from the acquisition of NCFM in April 2019, including the NCFM Medical Database with an acquisition date fair value of $1,101,538 and the NCFM website with an acquisition date fair value of $41,000. The NCFM Medical Database was being prospectively amortized starting January 1, 2023 over an estimated five-year useful life and the NCFM website was being amortized over a five-year life from the original acquisition date. Amortization expense related to intangible assets was $-0- and $167,848 during the years ended December 31, 2025 and 2024, respectively.

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

An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. The amount of impairment loss is measured as the excess of the reporting unit’s carrying value over its fair value. The Company determined that the carrying amount of the reporting unit, which consists of the NCFM practice, exceeded its estimated fair value. Accordingly, the Company recorded an impairment charge in the amount of $716,000 to adjust carrying value of the NCFM Medical Database to its estimated fair value of $-0- in the year ended December 31, 2024. As a result of the impairment, the Company had no remaining carrying value assigned to any intangible assets and no expected future amortization expense of intangible assets after December 31, 2024.

NOTE 8 – LEASES

As of December 31, 2025 Company had an operating lease, and related amendments thereto, for (i) office space housing its consolidated NCFM, AEU and CCN practices along with its Digital Healthcare and administrative functions expiring in July 2026, and (ii) a copier lease that expires in January 2027. As of December 31, 2025, the Company’s weighted-average remaining lease term relating to its operating leases was 0.6 years, with a weighted-average discount rate of 24.40%.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 8 – LEASES (CONTINUED)

Effective in April 2025, the Company renewed its lease for its BTG facility for a period of one year, until March 31, 2026. In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $29,997. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.07%. In connection with the sale of BTG assets in October 2025, the Company terminated the lease effective October 30, 2025. In connection with the termination, the Company wrote off the remaining ROU lease asset and lease liability in the amount of $16,615. No gain or loss on termination was recognized in the year ended December 31, 2025.

Effective June 30, 2025, the Company and the Lessor agreed to terminate a previously existing headquarters lease housing the Company’s Digital Healthcare and administrative functions, which was set to expire in November 2026. In connection with the lease termination, the Company wrote off an ROU lease asset and lease liability in the amount of $115,172 and forfeited lease deposits in the amount of $30,146. The Company recognized a loss on termination of lease in the amount of $30,146 that is included in general and administrative expenses on the accompanying statement of operations in the year ended December 31, 2025.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Lease assets	$76,090	$361,109

Lease liabilities
Lease liabilities (short term)	$75,168	$208,549
Lease liabilities (long term)	922	153,592
Total lease liabilities	$76,090	$362,141

Lease expense was $241,504 and $477,063 during the years ended December 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of December 31, 2025:

2026	$87,138
2027	990
Total lease payments	88,128
Less interest	(12,038)
Present value of lease liabilities	$76,090

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Trade accounts payable	$530,702	$468,803
Accrued payroll liabilities	9,404	17,827
Accrued operating expenses	177,204	90,462
Accrued interest	78,393	161,171
Accrued commissions payable from 2022 MSSP Consideration	25,000	25,000
Product return allowance	777	2,049
	$821,480	$765,312

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 10 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Patient services paid but not provided - NCFM	$20,212	$86,201
Patient services paid but not provided - BTG	–	111,877
Patient services paid but not provided - CCN	3,278	32,743
Unshipped products - MOD	2,434	1,724
	$25,924	$232,545

Contract liabilities relate to (i) NCFM annual access contracts, including Medical Membership, Concierge Service and Optimal Health 365 Access Plan contracts pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, (ii) prior to the sale of the assets and liabilities related to the practice on October 28,2025, BTG contracts pursuant to which patients prepay for access to a fixed number of visits used at the patients’ discretion, (iii) CCN annual and semi-annual concierge fees, and (iv) MOD sold but unshipped products.

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2025 and 2024 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s Chief Executive Officer and Chairman of the Board of Directors:

	December 31,
	2025	2024

Convertible notes payable to Dr. Michael Dent carried at fair value	$4,256,099	$671,025
Face value of convertible notes payable to Dr. Michael Dent carried at amortized value	656,692	2,315,000
Less: unamortized discounts on convertible notes payable	–	(494,104)
Carrying value of convertible notes payable to Dr. Michael Dent	4,912,791	2,491,921
Undocumented advances payable to Dr. Michael Dent	319,840	420,000
Deferred compensation payable to Dr. Michael Dent	300,600	300,600
Notes payable and other amounts due to related party, net	$5,533,231	$3,212,521

Description of Convertible Notes Payable to Dr. Michael Dent

On March 27, 2024, the Company issued to a trust controlled by Dr. Michael Dent three separate notes as follows: (1) a note with principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024 (the “March 2024 Dent Note I”), (2) a note with principal of $150,000, an interest rate of 12% per annum, and an original maturity date of August 24, 2024 (the “March 2024 Dent Note II”), and (3) a note with principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (the “March 2024 Dent Note III”, and collectively, the “March 2024 Dent Notes”). The full amount of principal and accrued interest on each of the March 2024 Dent Notes is due at the respective maturity date of each note. Each of the March 2024 Dent Notes is convertible into shares of Company common stock at a fixed conversion price of $5.73 per share. In connection with the issuance of the March 2024 Dent Notes, the Company also issued to the holder a ten-year warrant to purchase 66,600 shares of the Company’s common stock at an exercise price of $6.00 per share (the “March 2024 Warrant”). The fair value of the March 2024 Warrant was $254,345. The maturity date on the March 2024 Dent Note I was subsequently extended to December 31, 2025 and the maturity date on the March 2024 Dent Notes II and III was subsequently extended to March 31, 2026. On December 31, 2025, the holder forgave $245,000 of the outstanding $350,000 principal amount on the March 2024 Dent Note I for no additional consideration. The forgiveness of the obligation was not contingent upon any future performance or consideration by the Company. Because the holder is a related party, management determined that the forgiveness represented a capital contribution rather than a gain on extinguishment of debt. Accordingly, the Company recorded the forgiveness of the note payable as an increase to additional paid-in capital in the amount of $245,000 during the year ended December 31, 2025. No gain was recognized in the consolidated statement of operations in the years ended December 31, 2025 or 2024.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On April 10, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $150,000, an interest rate of 12% per annum, and an original maturity date of October 10, 2024. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $5.77 per share. The Company received net proceeds of $150,000. The maturity date on the note was subsequently extended to December 31, 2025.

On April 18, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. The Company received net proceeds of $50,000. The maturity date on the note was subsequently extended until December 31, 2025.

On June 3, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $4.97 per share. The Company received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, the Company issued 100,000 ten-year warrants to the holder with an exercise price of $4.97, the grant date fair value of which was $333,111. The maturity date on the note was subsequently extended until December 31, 2025.

On September 19, 2024, the Company issued to a trust controlled by Dr. Michael Dent ten separate senior secured convertible promissory notes in the aggregate principal amount of $900,000, each with an interest rate of 12% per annum and original maturity dates between January 1, 2025 and March 10, 2025 (the “September 2024 Notes”). Each of the September 2024 Dent Notes is convertible into shares of the Company’s common stock at a fixed conversion price of $4.86 per share and is secured by all of the Company’s assets. The Company received net proceeds of $855,000 after original issue discount. In connection with the September 2024 Notes, the Company issued to the holder a ten-year warrant to purchase 92,593 shares of common stock with an exercise price of $4.86, the fair value of which was $271,256. The maturity date on the September 2024 Notes was subsequently extended until March 31, 2026.

On December 4, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $25,000, an interest rate of 12% per annum, and an original maturity date of May 4, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $3.30 per share. The Company received net proceeds of $25,000. The maturity date on the note was subsequently extended until December 31, 2025.

On December 17, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $70,000, an interest rate of 12% per annum, and an original maturity date of June 17, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $2.60 per share. The Company received net proceeds of $70,000. The maturity date on the note was subsequently extended until December 31, 2025.

On December 31, 2024, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $120,000, an interest rate of 12% per annum, and an original maturity date of July 1, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $120,000. The maturity date on the note was subsequently extended until December 31, 2025.

On March 4, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible payable with principal of $50,000, an interest rate of 12% per annum, and an original maturity date of September 4, 2025. The note is convertible into shares of common stock at a fixed conversion price of $4.90 per share. The Company received net proceeds of $50,000. The maturity date on the note was subsequently extended until March 31, 2026.

On March 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $60,000, an interest rate of 12% per annum, and an original maturity date of September 12, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.00 per share. The maturity date on the note was subsequently extended until March 31, 2026.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On March 18, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $420,000, an interest rate of 12% per annum, and an original maturity date of September 20, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.75 per share. The note was issued in exchange for undocumented advances totaling $420,000 made by the trust between September and November 2024. The maturity date on the note was subsequently extended until March 31, 2026.

On March 27, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $65,000, an interest rate of 12% per annum, and an original maturity date of September 27, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.10 per share. The Company received net proceeds of $65,000. The maturity date on the note was subsequently extended until March 31, 2026.

On April 1, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $20,000, an interest rate of 12% per annum, and an original maturity date of October 1, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $20,000. The maturity date on the note was subsequently extended until March 31, 2026.

On April 9, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $100,000, an interest rate of 12% per annum, and an original maturity date of October 9, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $100,000. The maturity date on the note was subsequently extended until March 31, 2026.

On April 16, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $15,000, an interest rate of 12% per annum, and an original maturity date of October 16, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $15,000. The maturity date on the note was subsequently extended until March 31, 2026.

On April 22, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with a principal of $65,000, an interest rate of 12% per annum, and an original maturity date of October 22, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $65,000. The maturity date on the note was subsequently extended until March 31, 2026.

On May 8, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible payable with principal of $100,000, an interest rate of 12% per annum, and an original maturity date of November 8, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $100,000. The maturity date on the note was subsequently extended until March 31, 2026.

On May 12, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $50,000, an interest rate of 12% per annum, and an original maturity date of November 12, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. The Company received net proceeds of $50,000. The maturity date on the note was subsequently extended until March 31, 2026.

On May 29, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $35,000, an interest rate of 12% per annum, and a maturity date of November 29, 2025. The note is convertible into shares of common stock at a fixed conversion price of $1.80 per share. The Company received net proceeds of $35,000. As described below, this note, along with all other debt outstanding to Dr. Michael Dent, was subsequently refinanced into a single convertible note payable on February 2, 2026, in connection with which the holder agreed to waive any default related to the maturity dates of the refinanced debt.

On June 4, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $83,846, an interest rate of 12% per annum, and a maturity date of December 4, 2025. The note is convertible into shares of common stock at a fixed conversion price of $1.90 per share. The Company received net proceeds of $70,000 and converted accounts payable of $13,846 into note principal. As described below, this note, along with all other debt outstanding to Dr. Michael Dent, was subsequently refinanced into a single convertible note payable on February 2, 2026, in connection with which the holder agreed to waive any default related to the maturity dates of the refinanced debt.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On June 18, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $43,846, an interest rate of 12% per annum, and a maturity date of December 18, 2025. The note is convertible into shares of common stock at a fixed conversion price of $1.70 per share. The Company received net proceeds of $30,000 and converted accounts payable of $13,846 into note principal. As described below, this note, along with all other debt outstanding to Dr. Michael Dent, was subsequently refinanced into a single convertible note payable on February 2, 2026, in connection with which the holder agreed to waive any default related to the maturity dates of the refinanced debt.

On June 25, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of December 25, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $1.79 per share. As described below, this note, along with all other debt outstanding to Dr. Michael Dent, was subsequently refinanced into a single convertible note payable on February 2, 2026, in connection with which the holder agreed to waive any default related to the maturity dates of the refinanced debt.

On July 1, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $70,000, an interest rate of 12% per annum, and a maturity date of January 1, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $1.79 per share. The Company received net proceeds of $70,000.

On July 11, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $50,000, an interest rate of 12% per annum, and a maturity date of January 11, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $50,000.

On July 16, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $40,000, an interest rate of 12% per annum, and a maturity date of January 16, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $40,000.

On July 23, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $30,000, an interest rate of 12% per annum, and a maturity date of January 23, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $2.80 per share. The Company received net proceeds of $30,000.

On September 3, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $15,000, an interest rate of 12% per annum, and a maturity date of March 3, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $2.00 per share. The Company received net proceeds of $15,000.

On September 10, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $54,000, an interest rate of 12% per annum, and a maturity date of March 10, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $1.78 per share. The Company received net proceeds of $54,000.

On September 17, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $45,000, an interest rate of 12% per annum, and a maturity date of March 17, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $1.20 per share. The Company received net proceeds of $45,000.

On September 26, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $26,000, an interest rate of 12% per annum, and a maturity date of March 26, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $2.00 per share. The Company received net proceeds of $26,000.

On October 2, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with a principal of $34,000, an interest rate of 12% per annum, and a maturity date of April 2, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $1.74 per share. The Company received net proceeds of $34,000.

On December 2, 2025, the Company issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $80,000, an interest rate of 12% per annum, and a maturity date of May 2, 2026. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $1.38 per share. The Company received net proceeds of $80,000.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

All of the above convertible notes payable undocumented advances, along with all undocumented advances and deferred compensation payable to Dr. Michael Dent, were refinanced into a single convertible note payable on February 2, 2026 as described below in the section entitled “Subsequent Extension of Convertible Notes Payable to Dr. Dent.”

HEALTHLYNKED CORP.

Convertible Notes Payable Carried at Fair Value

Certain of the convertible notes payable to Dr. Dent are carried at fair value as a result of previous maturity date extensions that were treated as an extinguishment and reissuance transactions. Such notes are revalued to their fair value at each period end. Convertible notes payable to Dr. Dent that are carried at fair value and revalued each period were comprised of the following as of December 31, 2025 and 2024:

			Amount Carried at Fair Value
Inception	Maturity	Principal	December 31,	December 31,
Date	Date	Amount	2025	2024
03/27/24	12/31/25	$350,000	$194,984	$393,317
03/27/24	03/31/26	150,000	176,075	131,615
03/27/24	03/31/26	166,500	196,165	146,093
04/10/24	12/31/25	150,000	186,579	–
04/18/24	12/31/25	50,000	62,029	–
06/03/24	12/31/25	1,000,000	1,206,712	–
09/19/24	03/31/26	36,842	40,810	–
09/19/24	03/31/26	10,526	11,660	–
09/19/24	03/31/26	73,684	81,621	–
09/19/24	03/31/26	21,053	23,320	–
09/19/24	03/31/26	105,263	116,601	–
09/19/24	03/31/26	126,316	139,921	–
09/19/24	03/31/26	105,263	116,601	–
09/19/24	03/31/26	52,632	58,301	–
09/19/24	03/31/26	157,895	174,902	–
09/19/24	03/31/26	210,526	233,202	–
12/04/24	12/31/25	25,000	28,717	–
12/17/24	12/31/25	70,000	79,856	–
12/31/24	12/31/25	120,000	136,215	–
03/04/25	03/31/26	50,000	52,481	–
03/12/25	03/31/26	60,000	63,146	–
03/18/25	03/31/26	420,000	438,017	–
03/27/25	03/31/26	65,000	68,024	–
04/01/25	03/31/26	20,000	21,291	–
04/09/25	03/31/26	100,000	106,216	–
04/16/25	03/31/26	15,000	15,901	–
04/22/25	03/31/26	65,000	68,788	–
05/08/25	03/31/26	100,000	105,349	–
05/12/25	03/31/26	50,000	52,615	–
		$3,926,500	$4,256,099	$671,025

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Changes in the fair value of convertible notes payable to Dr. Dent during the years ended December 31, 2025 and 2024 were as follows:

Inception	Maturity	Principal	Year Ended December 31,
Date	Date	Amount	2025	2024
03/27/24	12/31/25	$350,000	$86,874	$(17,522)
03/27/24	03/31/26	150,000	73,905	(13,059)
03/27/24	03/31/26	166,500	83,708	(53,528)
04/10/24	12/31/25	150,000	28,470	–
04/18/24	12/31/25	50,000	8,916	–
06/03/24	12/31/25	1,000,000	171,632	–
09/19/24	03/31/26	36,842	6,483	–
09/19/24	03/31/26	10,526	1,852	–
09/19/24	03/31/26	73,684	12,966	–
09/19/24	03/31/26	21,053	3,705	–
09/19/24	03/31/26	105,263	18,523	–
09/19/24	03/31/26	126,316	22,227	–
09/19/24	03/31/26	105,263	18,523	–
09/19/24	03/31/26	52,632	9,261	–
09/19/24	03/31/26	157,895	27,784	–
09/19/24	03/31/26	210,526	37,046	–
12/04/24	12/31/25	25,000	2,824	–
12/17/24	12/31/25	70,000	4,738	–
12/31/24	12/31/25	120,000	4,450	–
03/04/25	03/31/26	50,000	2,520	–
03/12/25	03/31/26	60,000	(421)	–
03/18/25	03/31/26	420,000	8,172	–
03/27/25	03/31/26	65,000	(140)	–
04/01/25	03/31/26	20,000	(891)	–
04/09/25	03/31/26	100,000	(4,476)	–
04/16/25	03/31/26	15,000	(674)	–
04/22/25	03/31/26	65,000	(2,932)	–
05/08/25	03/31/26	100,000	(4,554)	–
05/12/25	03/31/26	50,000	(2,283)	–
			$618,208	$(84,109)

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Notes Payable Carried at Amortized Value

Convertible notes payable to Dr. Dent that have not been extended are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and embedded conversion features (“ECFs”) in the convertible notes. Convertible notes payable to Dr. Dent that are carried at net amortized value were comprised of the following as of December 31, 2025 and 2024:

		Principal Outstanding		Unamortized Discount		Amortized Carrying Value
Inception	Maturity	December 31,		December 31,		December 31,
Date	Date	2025	2024	2025	2024	2025	2024
04/10/24	12/31/25	$–	$150,000	$–	$(7,279)	$–	$142,721
04/18/24	12/31/25	–	50,000	–	(2,836)	–	47,164
06/03/24	12/31/25	–	1,000,000	–	(331,546)	–	668,453
09/19/24	03/31/26	–	36,842	–	(1,531)	–	35,311
09/19/24	03/31/26	–	10,526	–	(666)	–	9,860
09/19/24	03/31/26	–	73,684	–	(4,662)	–	69,022
09/19/24	03/31/26	–	21,053	–	(1,783)	–	19,270
09/19/24	03/31/26	–	105,263	–	(12,965)	–	92,298
09/19/24	03/31/26	–	126,316	–	(21,095)	–	105,221
09/19/24	03/31/26	–	105,263	–	(19,191)	–	86,072
09/19/24	03/31/26	–	52,632	–	(10,586)	–	42,046
09/19/24	03/31/26	–	157,895	–	(33,144)	–	124,751
09/19/24	03/31/26	–	210,526	–	(46,820)	–	163,706
12/04/24	12/31/25	–	25,000	–	–	–	25,000
12/17/24	12/31/25	–	70,000	–	–	–	70,000
12/31/24	12/31/25	–	120,000	–	–	–	120,000
05/29/25	11/29/25	35,000	–	–	–	35,000	–
06/04/25	12/04/25	83,846	–	–	–	83,846	–
06/18/25	12/18/25	43,846	–	–	–	43,846	–
06/25/25	12/25/25	50,000	–	–	–	50,000	–
07/01/25	01/01/26	70,000	–	–	–	70,000	–
07/11/25	01/11/26	50,000	–	–	–	50,000	–
07/16/25	01/16/26	40,000	–	–	–	40,000	–
07/23/25	01/23/26	30,000	–	–	–	30,000	–
09/03/25	03/03/26	15,000	–	–	–	15,000	–
09/10/25	03/10/26	54,000	–	–	–	54,000	–
09/17/25	03/17/26	45,000	–	–	–	45,000	–
09/26/25	03/26/26	26,000	–	–	–	26,000	–
10/02/25	04/02/26	34,000	–	–	–	34,000	–
12/02/25	06/02/26	80,000	–	–	–	80,000	–
		$656,692	$2,315,000	$–	$(494,104)	$656,692	$1,820,895

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Amortization of debt discount on such convertible notes payable to Dr. Dent during the years ended December 31, 2025 and 2024 was as follows:

Inception	Maturity	Principal	Year Ended December 31,
Date	Date	Amount	2025	2024
03/14/23	03/14/24	$26,011	$–	$2,504
12/01/23	02/28/24	166,500	–	32,330
03/27/24	06/27/25	350,000	–	203,588
03/27/24	09/20/25	150,000	–	89,222
04/10/24	04/10/25	150,000	7,279	–
04/18/24	04/18/25	50,000	2,836	–
06/03/24	06/03/25	1,000,000	331,549	454,261
09/19/24	09/20/25	36,842	1,531	15,770
09/19/24	09/20/25	10,526	666	4,288
09/19/24	09/20/25	73,684	4,662	30,013
09/19/24	09/20/25	21,053	1,783	9,664
09/19/24	09/20/25	105,263	12,965	44,514
09/19/24	09/20/25	126,316	21,095	48,283
09/19/24	09/20/25	105,263	19,191	38,759
09/19/24	09/20/25	52,632	10,585	18,480
09/19/24	09/20/25	157,895	33,143	54,187
09/19/24	09/20/25	210,526	46,820	69,891
04/01/25	03/31/26	20,000	5,189	–
04/09/25	03/31/26	100,000	20,670	–
04/16/25	03/31/26	15,000	4,166	–
04/22/25	03/31/26	65,000	17,404	–
05/12/25	03/31/26	50,000	3,332	–
06/25/25	12/25/25	50,000	3,073	–
07/01/25	01/01/26	70,000	15,946	–
09/03/25	03/03/26	15,000	2,465	–
09/10/25	03/10/26	54,000	7,133	–
09/17/25	03/17/26	45,000	6,091	–
			$579,574	$1,115,754

There were no repayments on convertible notes payable to Dr. Dent carried at net amortized value during the years ended December 31, 2025 or 2024.

Interest

Interest accrued on notes and convertible notes payable to related parties as of December 31, 2025 and 2024 was $34,452 and $121,456, respectively. Interest expense on convertible notes payable to Dr. Dent was $203,502 and $140,468 in the years ended December 31, 2025 and 2024, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Undocumented Advances

From time to time, Dr. Dent has made undocumented cash advances to the Company. Amounts due to Dr. Dent under such undocumented advances were comprised of the following as of December 31, 2025 and 2024:

Advance	Advance	December 31,
Date	Amount	2025	2024
09/24/24	$130,000	$–	$30,000
09/30/24	10,000	–	10,000
10/01/24	35,000	–	35,000
10/08/24	90,000	–	90,000
10/15/24	60,000	–	60,000
10/21/24	85,000	–	85,000
11/06/24	70,000	–	70,000
11/13/24	40,000	–	40,000
06/13/25	70,000	70,000	–
07/30/25	56,000	–	–
08/12/25	100,000	100,000	–
10/23/25	70,000	70,000	–
11/18/25	80,000	–	–
12/29/25	10,000	10,000	–
12/30/25	45,000	45,000	–
12/30/25	14,840	14,840	–
12/31/25	10,000	10,000	–
	$975,840	$319,840	$420,000

All of the above undocumented advances, along with all convertible notes and deferred compensation payable to Dr. Michael Dent, were refinanced into a single convertible note payable in February 2026 as described below.

Deferred Compensation

As of December 31, 2025 and 2024, the Company owed Dr. Dent $300,600 and $300,600, respectively, related to prior period deferred compensation.

Extensions of Convertible Notes Payable to Dr. Dent

On June 27, 2024, the maturity date on a note payable to Dr. Dent with a principal of $350,000 was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 3,938 shares of the Company’s common stock at an exercise price of $8.10 per share (the “June 2024 Extension”). The fair value of the warrant was $21,517. Because the discounted cash flows from the notes extended in the June 2024 Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and the extended notes were recorded at fair value following the June 2024 Extension. In connection with the June 2024 Extension, the Company recognized a loss on debt extinguishment in the amount of $-0- and $65,936 in the years ended December 31, 2025 or 2024, respectively. In connection with the extension, the interest rate was increased from 12% to 15% on the extended notes.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

On September 17, 2024, the maturity date on two notes payable to Dr. Dent with aggregate principal of $316,500 was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 3,561 shares of our common stock at an exercise price of $4.65 per share (the “September 2024 Extension”). The fair value of the warrant was $11,621. Because the discounted cash flows from the notes extended in the June 2024 Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and the extended notes were recorded at fair value following the September 2024 Extension. In connection with the September 2024 Extension, the Company recognized a gain on debt extinguishment in the amount of $-0- and $2,581 in the years ended December 31, 2025 or 2024, respectively. In connection with the extension, the interest rate was increased from 12% to 15% on the extended notes.

On December 31, 2024, the maturity date on three notes payable to Dr. Dent with aggregate principal of $550,000 was extended until April 10, 2025, April 18, 2025, and June 27, 2025, respectively, in exchange for a ten-year warrant to purchase 6,188 shares of the Company’s common stock at an exercise price of $2.26 per share (the “December 2024 Extension”). The fair value of the warrant was $8,653. The extension was treated as an extinguishment and reissuance with respect to one note and as a modification with respect to two notes. In connection with the December 2024 Extension, the Company recognized a loss on debt extinguishment in the amount of $-0- and $11,339 in the years ended December 31, 2025 or 2024, respectively. In connection with the extension, the interest rate was increased from 12% to 15% on the extended notes that had not previously been extended.

On March 20, 2025, the maturity date on three notes payable to Dr. Dent with aggregate principal of $1,216,500 was extended until September 20, 2025 in exchange for a ten-year warrant to purchase 13,534 shares of the Company’s common stock at an exercise price of $3.75 per share (the “March 2025 Extension”). The fair value of the warrant was $25,625. Because the discounted cash flows from the notes extended in the March 2025 Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and the extended notes were recorded at fair value following the March 2025 Extension. In connection with the March 2025 Extension, the Company recognized a gain on debt extinguishment in the amount of $42,726 and $-0- in the years ended December 31, 2025 or 2024, respectively. In connection with the extension, the interest rate was increased from 12% to 15% on the extended notes that had not previously been extended.

On June 30, 2025, the maturity date on seven notes payable to Dr. Dent with aggregate principal of $1,765,000 was extended until December 31, 2025 in exchange for a ten-year warrant to purchase 19,866 shares of the Company’s common stock at an exercise price of $2.00 per share (the “June 2025 Extension”). The fair value of the warrant was $22,126. Because the discounted cash flows from the notes extended in the June 2025 Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and any of the extended notes not already carried at fair value were subsequently carried at fair value after the extension. In connection with the June 2025 Extension, the Company recognized a gain on debt extinguishment in the amount of $132,246 and $-0- in the years ended December 31, 2025 or 2024, respectively. In connection with the extension, the interest rate was increased from 12% to 15% on the extended notes that had not previously been extended.

On September 30, 2025, the maturity date on 22 notes payable to Dr. Dent with aggregate principal of $2,161,500 was extended until March 30, 2026 in exchange for a ten-year warrant to purchase 23,811 shares of the Company’s common stock at an exercise price of $1.95 per share (the “September 2025 Extension”). The fair value of the warrant was $25,875. Because the discounted cash flows from the notes extended in the September 2025 Extension were determined to be substantially different before and after the extension, the extension was treated as an extinguishment and reissuance and any of the extended notes not already carried at fair value were subsequently carried at fair value after the extension. In connection with the September 2025 Extension, the Company recognized a gain on debt extinguishment in the amount of $85,150 and $-0- in the years ended December 31, 2025 or 2024, respectively. In connection with the extension, the interest rate was increased from 12% to 15% on the extended notes that had not previously been extended.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Subsequent Extension of Convertible Notes Payable to Dr. Dent

On February 2, 2026, the Company refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 payable to Dr. Michael Dent or a trust controlled by Dr. Michael Dent (the “Prior Debt”) into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by the Company at a price lower than the conversion price. In connection with the February 2026 Dent Note, the Prior Debt was extinguished and the holder agreed to waive any default on the Prior Debt.

Other Related Transactions

During the years ended December 31, 2025 and 2024, the Company paid Dr. Dent’s spouse $100,113 and $145,000, respectively, in consulting fees pursuant to a consulting agreement.

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of December 31, 2025 and 2024 were as follows:

	2025	2024

SBA Disaster Relief Loans	$450,000	$450,000
1800 Diagonal Note Payable IV, April 2024	–	36,064
Leaf Capital Note Payable, August 2024	74,550	177,055
1800 Diagonal Note Payable VIII, July 2025	176,061	–
1800 Diagonal Note Payable IX, October 2025	110,252	–
1800 Diagonal Note Payable X, November 2025	137,816
Face value of notes payable	948,679	663,119
Less: unamortized discounts	(109,027)	(27,414)
Notes payable, total	839,652	635,705
Less: long term portion	(450,000)	(508,610)
Notes payable, current portion	$389,652	$127,095

Description of Government Notes Payable

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

Interest accrued on SBA loans as of December 31, 2025 and 2024 was $21,951 and $17,725, respectively. Interest expense (income) recognized on the loans was $19,577 and $16,413 in the years ended December 31, 2025 and 2024, respectively. Payments against interest were $15,351 and $2,316 in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Description of Other Notes Payable

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

On December 12, 2023, the Company issued a promissory note payable to an investor with a stated principal amount of $144,760 and prepaid interest of $17,371 for total repayments of $162,131 (the “December 2023 Note I”). The December 2023 Note I had an original issue discount of $15,510 and fees of $4,250, resulting in net proceeds to the Company of $125,000. The December 2023 Note I did not bear interest in excess of the original issue discount and was scheduled to on October 15, 2024. The Company was required to make 10 monthly payments of $16,213 starting January 15, 2024 and ending on October 15, 2024. The December 2023 Note I gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The final installment on the December 2023 Note I was made in October 2024.

On December 13, 2023, the Company issued to Yorkville a convertible note (the “December 2023 Note II”) with an initial principal amount equal to $175,000 at a purchase price equal to the principal amount of the December 2023 Note II less any original issue discounts and fees. The Company received net proceeds of $156,000. The December 2023 Note II was scheduled to mature on September 3, 2024. The December 2023 Note II accrued interest at a rate of 0% but was issued with an 8% original issue discount and is scheduled to be repaid in ten equal semi-monthly installments beginning on March 3, 2024, with each payment including an 8% payment premium, totaling $189,000 in cash repayments. The December 2023 Note II was convertible at any time at the holder’s option into shares of Company common stock at a fixed conversion price of $5.00 per share. The final installment payment on the December 2023 Note II was made in September 2024.

On April 22, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on February 28, 2025. The Company was required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The final installment payment on the April 2024 Note was made in February 2025.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 16, 2025, the Company issued a promissory note payable (the “January 2025 Note I”) to an investor with a stated principal amount of $150,650 and prepaid interest of $18,078 for total repayments of $168,278. The Company received net proceeds of $125,000 after original issue discount of $19,650 and fees of $6,000. The January 2025 Note I did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on November 15, 2025. The Company was required to make 10 monthly payments of $16,873 starting February 15, 2025 and ending on November 15, 2025. The January 2025 Note I gave the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $83,643, representing the fair value of the conversion option of $39,915 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $43,728. The conversion option qualified for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final installment payment on the January 2025 Note I was made in November 2025. In connection with repayment, the derivative liability related to the conversion option was extinguished and a corresponding gain on extinguishment of debt in the amount of $23,098 was recognized in the year ended December 31, 2025.

On January 24, 2025, the Company issued a promissory note payable (the “January 2025 Note II”) to an investor with a stated principal amount of $98,900 and prepaid interest of $13,846 for total repayments of $112,746. The Company received net proceeds of $80,000 after original issue discount of $12,900 and fees of $6,000. The January 2025 Note II did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on November 30, 2025. The Company was required to make a payment of $56,373 on July 30, 2025 and monthly installments of $14,093 thereafter ending on November 30, 2025. The January 2025 Note II gave the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $48,074, representing the fair value of the conversion option of $15,328 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $32,746. The conversion option qualified for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The final installment payment on the January 2025 Note II was made in December 2025. In connection with repayment, the derivative liability related to the conversion option was extinguished and a corresponding gain on extinguishment of debt in the amount of $15,661 was recognized in the year ended December 31, 2025.

On February 14, 2025, the Company issued a promissory note payable (the “February 2025 Note”) to an investor with a stated principal amount of $121,900 and prepaid interest of $14,628 for total repayments of $136,528. The Company received net proceeds of $100,000 after original issue discount of $15,900 and fees of $6,000. The February 2025 Note does not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on December 15, 2025. The Company is required to make 10 monthly payments of $13,653 starting March 15, 2025 and ending on December 15, 2025. The February 2025 Note gives the holder a conversion right at a 25% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $43,302, representing the fair value of the conversion option of $6,774 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $36,528. The discount is being amortized over the repayment period. The conversion option qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” In connection with repayment, the derivative liability related to the conversion option was extinguished and a corresponding gain on extinguishment of debt in the amount of $19,101 was recognized in the year ended December 31, 2025.

On July 29, 2025, the Company issued a promissory note to an investor with a stated principal amount of $154,440 and prepaid interest of $21,621 for total repayments of $176,061. The Company received net proceeds of $125,000 after original issue discount of $22,240 and fees of $7,200. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on May 30, 2026. The Company is required to make an initial payment of $88,031 on January 30, 2026 and four monthly payments of $22,008 starting February 28, 2026 and ending on May 30, 2026. The note gave the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $62,014, representing the fair value of the conversion option of $10,953 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $51,061. The conversion option qualified for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.”

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 3, 2025, the Company issued a promissory note to an investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 15, 2026. The Company is required to make 10 monthly payments of $13,782 starting November 15, 2025 and ending on August 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $45,676, representing the fair value of the conversion option of $7,860 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $37,816. The conversion option qualified for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.”

On November 10, 2025, the Company issued a second promissory note payable to a different investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 30, 2026. The Company is required to make installments starting April 30, 2026 and ending on August 30, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $47,356, representing the fair value of the conversion option of $9,520 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $37,816. The conversion option qualified for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.”

Notes Payable Activity

The Company has issued certain other notes payable to third parties that are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and derivative embedded conversion features (“ECFs”) in the convertible notes. Such notes payable that are carried at net amortized value were comprised of the following as of December 31, 2025 and 2024:

		Principal Outstanding		Unamortized Discount		Amortized Carrying Value
Inception	Maturity	December 31,		December 31,		December 31,
Date	Date	2025	2024	2025	2024	2025	2024
04/24/24	02/28/25	$–	$36,064	$–	$(8,772)	$–	$27,292
08/01/24	07/31/26	74,549	177,055	(6,620)	(18,642)	67,929	158,413
01/16/25	11/15/25	–	–	–	–	–	–
01/24/25	11/30/25	–	–	–	–	–	–
02/14/25	12/15/25	–	–	–	–	–	–
07/29/25	05/30/26	176,061	–	(30,499)	–	145,562	–
10/03/25	08/15/26	110,253	–	(32,812)	–	77,441	–
11/10/25	08/30/26	137,816	–	(39,096)	–	98,720	–
		$498,679	$213,119	$(109,027)	$(27,414)	$389,652	$185,705

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 12 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Amortization of debt discount on such notes payable during the years ended December 31, 2025 and 2024 was as follows:

Inception	Maturity	Principal	Year Ended December 31,
Date	Date	Amount	2025	2024
08/08/23	06/30/24	$162,131	$–	$13,098
11/03/23	09/03/24	378,000	–	49,400
12/12/23	10/15/24	162,131	–	34,840
12/13/23	09/03/24	189,000	–	61,518
04/24/24	02/28/25	180,320	8,772	36,548
08/01/24	07/31/26	223,649	12,022	5,007
01/16/25	11/15/25	168,728	83,643	–
01/24/25	11/30/25	112,746	48,074	–
02/14/25	12/15/25	136,528	43,302	–
07/29/25	05/30/26	176,061	31,516	–
10/03/25	08/15/26	137,816	12,864	–
11/10/25	08/30/26	137,816	8,239	–
			$248,432	$200,411

Repayments on such notes payable during the years ended December 31, 2025 and 2024 were as follows:

Inception	Maturity	Principal	Year Ended December 31,
Date	Date	Amount	2025	2024
08/08/23	06/30/24	$162,131	$–	$97,279
11/03/23	09/03/24	378,000	–	302,400
12/12/23	10/15/24	162,131	–	162,131
12/13/23	09/03/24	189,000	–	189,000
04/24/24	02/28/25	180,320	36,064	144,256
08/01/24	07/31/26	223,649	102,506	46,594
01/16/25	11/15/25	168,728	168,728	–
01/24/25	11/30/25	112,746	112,746	–
02/14/25	12/15/25	136,528	136,528	–
07/29/25	05/30/26	176,061	–	–
10/03/25	08/15/26	137,816	27,563	–
11/10/25	08/30/26	137,816	–	–
			$584,135	$941,660

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2025 and 2024 include the following:

	Year Ended December 31,
	2025	2024

Balance, beginning of period	$–	$–
Inception of derivative financial instruments	90,350	–
Change in fair value of derivative financial instruments	(8,644)	–
Conversion or extinguishment of derivative financial instruments	(57,860)	–

Balance, end of period	$23,846	$–

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Year Ended December 31,
	2025	2024

Pricing model utilized	Binomial Lattice	–
Risk free rate range	3.59% to 4.29%	–
Expected life range (in years)	0.13 to 0.87	–
Volatility range	164.80% to 297.56%	–
Dividend yield	0.00%	–

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the year ended December 31, 2024.

NOTE 14 – SHAREHOLDERS’ DEFICIT

Private Placements

During the year ended December 31, 2025, the Company sold 14,121 shares of common stock to two investors in two separate private placement transactions. The Company received $30,000 in proceeds from the sale. In connection with the stock sales, the Company also issued 12,121 ten-year warrants to purchase shares of common stock at an exercise price of $1.65 per shares and agreed to extend the expiration date on 11,765 warrants to purchase shares of common stock at an exercise price of $15.00 per share for an additional two years.

During the year ended December 31, 2024, the Company sold 59,772 shares of common stock to four investors in separate private placement transactions. The Company received $405,000 in proceeds from the sales. In connection with the sales, the Company also issued 25,501 five-year warrants to purchase shares of common stock at an exercise price of $17.00 per share and 4,386 five-year warrants to purchase shares of common stock at an exercise price of $16.00 per share. The Company was also obligated to issue 5,478 shares with a value of $35,134 as a stock issuance fee related to the private placement sales. Such shares were issued in 2025.

Shares issued to Consultants

During the year ended December 31, 2025, the Company issued to a consultant a ten-year stock option to purchase 75,000 shares of common stock at an exercise price of $2.20 per share for software development services provided and to be provided. The Company also issued a restricted stock unit to a consultant for 187,500 shares for business development services to be provided.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During the year ended December 31, 2024, the Company issued to a consultant a ten-year stock option to purchase 25,050 shares of common stock at an exercise price of $5.69 per share in satisfaction of common stock issuable accrued to the consultant for services provided between 2021 and 2024.

Common Stock Issuable

As of December 31, 2025 and 2024, the Company was obligated to issue the following shares:

	December 31, 2025		December 31, 2024
	Amount	Shares	Amount	Shares
Shares issuable to employees and consultants	$49,498	9,931	$81,632	14,305
Shares issuable to independent directors	–	–	80,000	16,327
Private placement issuable	11,851	12,121	–	–
	$61,349	22,052	$161,632	30,632

Stock Warrants

Transactions involving our stock warrants during the years ended December 31, 2025 and 2024 are summarized as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	1,014,932	$16.25	774,146	$20.48
Granted during the period	69,333	$2.26	302,308	$6.38
Exercised during the period	–	$–	–	$–
Expired during the period	(279,914)	$(12.61)	(61,522)	$(27.84)
Outstanding at end of the period	804,351	$16.31	1,014,932	$16.43

Exercisable at end of the period	804,351	$16.31	1,014,888	$16.43

Weighted average remaining life	4.4 years		3.6 years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2025:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.02 to 10.00	395,973	7.9	$4.94	395,973	$4.94
$10.01 to 25.00	184,434	2.2	$15.00	184,434	$15.00
$25.01 to 50.00	194,334	0.1	$32.91	194,334	$32.91
$50.01 to 105.00	29,610	0.5	$67.57	29,610	$67.57
$0.02 to 105.00	804,351	4.4	$16.31	804,351	$16.31

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During the years ended December 31, 2025 and 2024, the Company issued 69,333 and 302,308 warrants, respectively, the aggregate grant date fair value of which was $87,378 and $1,046,188, respectively. There were no warrants exercised during the years ended December 31, 2025 or 2024. The fair value of the warrants was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.70% to 4.24%	3.65% to 4.69%
Expected life range (in years)	10.00 years	5.00 to 10.00 years
Volatility range	159.13% to 175.32%	139.73% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	44.00%	33.00%

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

Amounts recognized in the financial statements with respect to the EIPs in the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Total cost of share-based payment plans during the period	$158,625	$153,186
Amounts capitalized in deferred equity compensation during period	$–	$–
Amounts written off from deferred equity compensation during period	$–	$57,147
Amounts charged against income for amounts previously capitalized	$–	$–
Amounts charged against income, before income tax benefit	$158,625	$210,333
Amount of related income tax benefit recognized in income	$–	$–

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the years ended December 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	61,579	$6.94	50,937	$15.57
Granted during the period	75,000	$2.20	48,055	$5.84
Exercised during the period	–	$–	–	$–
Forfeited during the period	(788)	$(17.33)	(37,413)	$(17.48)
Outstanding at end of period	135,791	$4.26	61,579	$6.94

Options exercisable at period-end	102,791	$4.60	48,074	$6.94

As of December 31, 2025, there was $50,151 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 0.5 years.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $1.53 and $4.00, respectively. The total fair value of options vested during the years ended December 31, 2025 and 2024 was $105,074 and $153,542, respectively. No options were exercised during the years ended December 31, 2025 or 2024. Stock based compensation expense related to stock options was $98,752 and $77,860 in the years ended December 31, 2025 and 2024, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the years ended December 31, 2025 and 2024 was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	4.26%	4.20% to 4.23%
Expected life range (in years)	10.00 years	10.00 years
Volatility range	172.20%	173.09% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	30.00%	30.00%

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 14 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the years ended December 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	13,500	$4.75	10,731	$6.14
Granted	75,000	$1.53	48,049	$4.09
Vested	(55,500)	$(1.89)	(37,322)	$(4.11)
Forfeited	–	$–	(7,958)	$(5.62)
Nonvested options at end of period	33,000	$2.23	13,500	$4.75

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the years ended December 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	–	$–	14,845	$5.19
Granted	369,541	$1.43	–	$–
Vested	(23,291)	$(1.47)	(12,295)	$(4.93)
Forfeited	–	$–	(2,550)	$(6.43)
Nonvested grants at end of period	346,250	$1.43	–	$–

As of December 31, 2025, there was $337,252 of total unrecognized compensation cost related to stock grants made under the EIPs. The aggregate fair value of share grants that vested during the years ended December 31, 2025 and 2024 was $34,238 and $60,588, respectively. Stock based compensation expense related to stock grants was $53,776 and $3,788 in the years ended December 31, 2025 and 2024, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 98% and 96% of its product sales made through MOD in the years ended December 31, 2025 and 2024, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment/Consulting Agreements

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

NOTE 16 – INCOME TAXES

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

The components of earnings before income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Loss before income taxes
Domestic	$(3,280,300)	$(6,131,500)
Foreign	–	–
Total loss before income taxes	$(3,280,300)	$(6,131,500)

Income tax provision (benefit) consists of the following for the years ended December 31, 2025 and 2024:

Year Ended December 31,
Income tax provision (benefit)	2025	2024
Current
Federal	$–	$–
State	–	–
Foreign	–	–
Total current	–	–
Deferred
Federal	–	–
State	–	–
Foreign	–	–
Total deferred	–	–

Total income tax provision (benefit)	$–	$–

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 16 – INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Rate Reconciliation
Expected tax at statutory rate	$(688,900)	21.0%	$(1,287,600)	21.0%
Permanent differences	(76,000)	2.3%	187,900	-3.1%
State income tax, net of federal benefit	(127,900)	3.9%	(184,600)	3.0%
Current year change in valuation allowance	(191,700)	5.8%	945,500	-15.4%
Prior year true-ups	1,084,500	-33.1%	338,800	-5.5%

Income tax provision (benefit)	$–	–%	$–	–%

The Company’s effective income tax rate for the years ended December 31, 2025 was 0.0%, compared with the U.S. federal statutory rate of 21.0% due to the Company’s net loss. The difference between the statutory rate and the Company’s effective tax rate was primarily attributable to true-ups of prior-year estimates, offset by changes in valuation allowance, state income taxes and permanent differences. The Company does not operate in, and is not subject to taxation in, any foreign jurisdictions.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets (Liabilities) Detail
Net operating loss deferred tax asset	$9,805,800	$10,185,600
Gain from disposal of assets and business units	(474,200)	(474,200)
Gain from change in fair value of derivative financial instruments	(201,500)	(199,300)
Gain from change in fair value of contingent acquisition consideration	(151,700)	(151,700)
Loss from change in fair value of debt	224,600	73,000
Right of use lease asset	(256,600)	(326,500)
Lease liability	257,500	327,600
Stock compensation	455,000	416,100
Deferred tax assets (liabilities)	9,568,900	9,850,600
Valuation allowance	(9,568,900)	(9,850,600)
Net deferred tax assets (liabilities)	$–	$–

As of December 31, 2025 and 2024, the Company had available for income tax purposes approximately $40.0 million and $42.9 million, respectively, in federal and state net operating loss carry forwards, which may be available to offset future taxable income, of which $3.2 million expire in 2035-37 and $36.8 million carry forward indefinitely. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 16 – INCOME TAXES (CONTINUED)

The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2024. The Company’s methods of accounting are based on established income tax principles in the Internal Revenue Code and are reflected within its filed income tax returns on an accrual basis. The Company re-assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2025 and 2024.

NOTE 17 – SEGMENT REPORTING

As of December 31, 2025, the Company had three reportable segments: Health Services, Digital Healthcare, and Medical Distribution. The Health Services division is comprised of the operations of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) BTG, a physical therapy practice in Bonita Springs, Florida that provides hands-on functional manual therapy techniques to speed patients’ recovery and manage pain without pain medication or surgery (sold in October 2025), (iii) CCN, a primary care providing a comprehensive range of medical services, and (iv) AEU, a minimally and non-invasive cosmetic services. During 2024, the Company replaced its NWC Obstetrics and Gynecology (OB/GYN) practice with CCN and relocated its AEU practice to the CCN office location. During May 2025, the Company consolidated the NCFM, AEU and CCN practices into the former NWC office. During October 2025, the Company sold the assets associated with its BTG practice.

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

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$2,002,548	$–	$–	$2,002,548
Subscription revenue	–	22,623	–	22,623
Product and other revenue	–	–	40,121	40,121
Total revenue	2,002,548	22,623	40,121	2,065,292

Operating Expenses
Practice salaries and benefits	1,016,543	–	–	1,016,543
Other practice operating expenses	973,048	–	–	973,048
Cost of product revenue	–	–	51,568	51,568
Selling, general and administrative expenses	–	2,007,845	27,671	2,035,516
Depreciation and amortization	97,175	4,696	–	101,871
Total Operating Expenses	2,086,766	2,012,541	79,239	4,178,546

Income (loss) from operations	$(84,218)	$(1,989,918)	$(39,118)	$(2,113,254)

Other Segment Information
Gain on extinguishment of debt	$–	$(317,982)	$–	$(317,982)
Loss on change in fair value of debt	$–	$618,208	$–	$618,208
Gain on sale of assets	$–	$(168,722)	$–	$(168,722)
Gain on change in fair value of derivative financial instruments	$–	$(8,644)	$–	$(8,644)
Amortization of original issue discounts on notes payable	$12,022	$815,984	$–	$828,006
Interest expense and other	$3,051	$213,083	$–	$216,134

Identifiable Assets
Identifiable assets as of December 31, 2025	$182,146	$1,519,025	$1,175	$1,702,346

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 17 – SEGMENT REPORTING (CONTINUED)

Segment information for the year ended December 31, 2024 was as follows:

	Year Ended December 31, 2024
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$2,872,177	$–	$–	$2,872,177
Subscription revenue	–	32,425	–	32,425
Product and other revenue	–	–	103,759	103,759
Total revenue	2,872,177	32,425	103,759	3,008,361

Operating Expenses
Practice salaries and benefits	1,995,127	–	–	1,995,127
Other practice operating expenses	1,556,759	–	–	1,556,759
Cost of product revenue	–	–	96,237	96,237
Selling, general and administrative expenses	–	2,974,130	64,806	3,038,936
Depreciation and amortization	277,866	5,084	–	282,950
Impairment loss	716,000	–	–	716,000
Total Operating Expenses	4,545,752	2,979,214	161,043	7,686,009

Loss from operations	$(1,673,575)	$(2,946,789)	$(57,284)	$(4,677,648)

Other Segment Information
Loss on extinguishment of debt	$–	$178,986	$–	$178,986
Change in fair value of debt	$–	$(84,109)	$–	$(84,109)
Amortization of original issue discounts on notes payable	$5,007	$1,311,158	$–	$1,316,165
Gain from realization of contingent sale consideration receivable	$–	$(125,355)	$–	$(125,355)
Interest expense and other	$11,506	$156,638	$–	$168,144

Identifiable Assets
Identifiable assets as of December 31, 2024	$496,391	$1,719,020	$7,578	$2,222,989

The Digital Healthcare made intercompany sales of $-0- and $1,116 in the years ended December 31, 2025 and 2024, respectively, related to subscription revenue billed to and paid for by the Company’s physicians for access to the HealthLynked Network. The Medical Distribution segment made intercompany sales of $-0- and $238 in the years ended December 31, 2025 and 2024, respectively, related to medical products sold to practices in the Company’s Health Services segment. Intercompany revenue and the related costs are eliminated on consolidation. The revenues, significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s chief operating decision maker (“CODM”), which is the Company’s CEO, Dr. Michael Dent.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2025 and 2024:

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Contingent sale consideration receivable	$–	$–	$1,463,518	$1,463,518	$–	$–	$1,463,163	$1,463,163
Liabilities:
Derivative financial instruments	–	–	23,846	23,846	–	–	–	–
Convertible notes payable to related party	–	–	4,256,099	4,256,099	–	–	671,025	671,025
	$–	$–	$4,279,945	$4,279,945	$–	$–	$671,025	$671,025

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the years ended December 31, 2025 and 2024were as follows:

	Year Ended December 31,
	2025	2024

Change in fair value of debt	$(618,208)	$84,109
Contingent acquisition consideration payable	–	2,189
Change in fair value of derivative financial instruments	$8,644	$–

Total	$(609,564)	$86,298

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2026, the date of filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

On January 14, 2026, the Company issued to Jason Bishara, one of its Directors, a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of Company common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $25,000. In connection with the note, the Company also issued Mr. Bishara a five-year warrant to purchase 8,333 shares of Company common stock at an exercise price of $3.00 per share.

HEALTHLYNKED CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 19 – SUBSEQUENT EVENTS (CONTINUED)

On January 14, 2026, the Company issued to an investor a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of Company common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $25,000. In connection with the note, the Company also issued the investor a five-year warrant to purchase 8,333 shares of Company common stock at an exercise price of $3.00 per share.

On January 22, 2026, the Company issued a convertible promissory note to an investor with a stated principal amount of $240,000, an interest rate of 12% per annum and maturity upon the earlier of (i) six months from the issue date or upon a US senior exchange listing. The note is convertible into shares of Company common stock at a fixed conversion price of $6.15 per share. The Company received net proceeds of $200,000 after original issue discount of $40,000. The note gives the holder a conversion right at a 20% discount to the market price of Company common stock only in the event of default. In connection with the note, the Company also issued the investor a five-year warrant to purchase 32,249 shares of Company common stock at an exercise price of $6.07 per share.

On January 27, 2026, the Company issued a promissory note to an investor with a stated principal amount of $151,800 and prepaid interest of $18,216 for total repayments of $170,016. The Company received net proceeds of $25,000 after original issue discount of $19,800 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2026. The Company is required to make an initial payment of $85,008 on July 15, 2026 and four monthly payments of $21,252 starting August 15, 2026 and ending on November 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of Company common stock only in the event of default.

On February 2, 2026, the Company refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 payable to Dr. Michael Dent or a trust controlled by Dr. Michael Dent (the “Prior Debt”) into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by the Company at a price lower than the conversion price. In connection with the February 2026 Dent Note, the Prior Debt was extinguished and the holder agreed to waive any default on the Prior Debt.

On March 30, 2026, Dr. Michael Dent advanced $50,000 to the Company in the form of an interest-free undocumented advance.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

Except for the matters discussed above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Positions with the Company
Michael Dent, MD	61	Chief Executive Officer and Chairman of the Board of Directors
Jeremy Daniel	49	Chief Financial Officer
Duncan McGillivray	65	Chief Operating Officer
George O’Leary	63	Director
Robert Gasparini	71	Director
Heather Monahan	51	Director
Daniel Hall	53	Director
Dr. Paul Hobaica	61	Director
Chris G. Pulos	65	Director
Jason Bishara	52	Director

Michael T. Dent, MD, Founder, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dent has been our chairman and CEO since our founding in 2014. Dr. Dent founded the Naples Women’s Center in 1996 where he served as its principal executive from formation through February 2016. He is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014 and is responsible for its healthcare, information technology and life science investments. He has held key leadership positions in business development, operations, corporate development, and strategy in the healthcare and technology industries since the mid-90s. Prior to founding InLight Capital Partners, Dr. Dent was Founder, Chairman and Chief Executive Officer of NeoGenomics Laboratories (Nasdaq: NEO) where he was on the board of directors from 1998 until July 2015. As a retired physician, Dr. Dent is uniquely qualified to understand the challenges and opportunities in healthcare and emerging technologies. Dr. Dent received his bachelor’s degree from Davidson College, where he majored in both Biology and Pre-Med, and went on to earn his medical degree from The University of South Carolina in Charleston, South Carolina. Dr. Dent also attended Florida Gulf Coast University’s Business Executive Education program. Dr. Dent holds a board affiliation with MedOfficeDirect (Founder). Our Board of Directors believes Dr. Dent’s perspective as the founder of the Company in 2014, his industry knowledge and prior experience as a director of a public company and familiarity with public company governance, provide him with the qualifications and skills to serve as a director.

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

Duncan McGillivray, Chief Operating Officer. Mr. McGillivray was appointed as our Chief Operating Officer effective December 8, 2025. Mr. McGillivray brings more than 30 years of executive leadership across healthcare, technology, capital markets, and large-scale project finance. From September 2022 to August 30, 2024, Mr. McGillivray served as the President of HWH Community Development Group, LLC, a U.S. Treasury nationally licensed community development entity for financing capital projects, where Mr. McGillivray provided capital project funding guidance to a wide range of construction projects highlighted by his leadership for a targeted $40M ground up new construction project in Miami. Prior to this, from June 2018 to August 2022, Mr. McGillivray served as a senior capital project consultant for Capital Link, a national cooperative partner of the U.S. Department of Health (HRSA). Mr. McGillivray provided strategic planning, business plans, financial projections and corporate financial consulting for community health facilities across the USA which included successfully facilitating the closing of over $200 million of funded projects. In this capacity, Mr. McGillivray also served as the U.S. HRSA’s national webinar leader for its Loan Guarantee Program to provide capital project financing guidance to the nation’s 1,400 Federally Qualified Health Centers. Mr. McGillivray has 35 years of professional experience including work for Union Bank, Morgan Guaranty Trust, Bank of America, Bank of California and operating a family-owned business valuation company named Veritas Valuation Specialists, Inc.

George G. O’Leary, Director. Mr. O’Leary has served as a director of the Company since August 6, 2014 and also served as our Chief Financial Officer from August 6, 2014 until April 4, 2024. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. He is a financially trained senior executive specializing in innovative strategic problem solving across functional and industry boundaries. Mr. O’Leary is Vice Chairman of Referrizer, LLC, a private marketing automation company, since January 2016. Mr. O’Leary was the Vice-Chairman of the board of directors of Timios Holdings Corp. from March 2014 through January 2021. From June 2009 to May 2013 Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. Mr. O’Leary started SKS with the mission to help companies focus on high growth initiatives and execution of their core business while shedding non-core business assets. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our Board of Directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

Robert Gasparini, Director. Mr. Gasparini has been a director of the Company since 2019. Mr. Gasparini started his career in the genetics laboratories at the University of CT and became an assistant professor there from 1985-1990. From 1990-1993 he was Technical Director of Genetics at Tufts and from 1993-1997 he was Assistant Director for the Prenatal Diagnostic Center in Lexington MA (a Mass General affiliate). Mr. Gasparini also worked as a Manager of Worldwide and Strategic Marketing with Ventana Medical Systems from 1998-2000 and in 2001, he became Director of Genetics for US Labs in Irvine California. Mr. Gasparini was a key executive at NeoGenomics Laboratories serving in many capacities with the company including President and Chief Scientific Officer as well as being on the Board of Directors from 2004-2014. Mr. Gasparini has 28 years of combined service on national committees and boards of directors and has published 15 peer-reviewed articles and over 30 peer-reviewed abstracts. Our Board of Directors believes Mr. Gasparini’s extensive business experience provides him with the qualifications and skills to serve as a director.

Heather Monahan, Director. Ms. Monahan has been a director of the Company since 2020. Ms. Monahan is a best-selling author, keynote speaker, Ted-X speaker, Executive Coach and founder of Boss In Heels. Ms. Monahan is a Glass Ceiling Award winner, was named one of the most Influential Women in Radio in 2017 and was selected as a Limit Breaking Female Founder by Thrive Global in 2018. Her book “Confidence Creator” was #1 on Amazon’s Business Biographies and Business Motivation lists the first week it debuted. Her podcast, Creating Confidence, which features noteworthy celebrities and entrepreneurs, debuted on the Top 200 Apple podcasts. Ms. Monahan was named one of the Top 40 Female Keynote Speakers for 2020 by Real Leaders. Her Ted-X talk was promoted to TED and translated into 6 languages. Harper Collins Leadership published her book, Overcome Your Villains: Mastering Your Beliefs, Actions, and Knowledge to Conquer Any Adversity, in 2021. Ms. Monahan has been featured in USA Today, CNN, Forbes, Fast Company and The Steve Harvey Show, and recently was named a Guest Professor at Harvard. Our Board of Directors believes Ms. Monahan’s extensive business experience provides her with the qualifications and skills to serve as a director.

Daniel Hall, Director. Mr. Hall has been a director of the Company since 2020. Mr. Hall began his career performing a wide variety of accounting services for a wholly owned subsidiary of ConAgra. In 1995, Mr. Hall transitioned into the medical device industry when he began working for Arthrex, Inc., a world leader in orthopedic surgical device design, research, manufacturing and medical education. He has held various positions of increasing responsibility culminating in his current role as Vice-President of Shareholder Relations and Taxation for Arthrex, where he is responsible for the global enterprise’s treasury, investment, financial audit, tax strategy/compliance, and corporate structuring activities. In addition to his role with Arthrex, Mr. Hall is also Vice-President of Krisdan Management, Inc. a Single-Family Office. In this capacity, he is responsible for ultra-high net worth tax planning, strategy and compliance, as well as trust and estate planning, investment oversight, philanthropy and financial reporting. Mr. Hall earned a BS in Business Administration and Accounting from North Dakota State University. Mr. Hall is also Florida registered Certified Public Accountant and a member of both the American Institute of Certified Public Accountants (AICPA) and the Florida Institute of Certified Public Accountants (FICPA). Our Board of Directors believes Mr. Hall’s extensive business experience provides him with the qualifications and skills to serve as a director.

Dr. Paul Hobaica, Director. Dr. Hobaica has been a director of the Company since 2023. Dr. Hobaica is a highly accomplished board-certified physician with over 25 years of experience in the medical field. He is a graduate of Bridgewater State University with a degree in business administration. A Massachusetts native, Dr. Hobaica served on the staff at the University of Massachusetts Medical Center from 1996 through 1999 before relocating to Florida in 1999. In Florida, Dr. Hobaica initially joined the emergency department at Naples Community Hospital for a year before starting his own community practice. He also worked as a firefighter and emergency medical technician for several years and developed the only healthcare program specific for the needs of the first responders of Collier County, where he still serves as the District Physician for North Collier Fire Rescue and Immokalee Fire Rescue. Dr. Hobaica joined Arthrex, Inc., in the spring of 2011, where is currently the Corporate Medical Director, providing strategic leadership and direction to the Company’s medical and wellness programs. Our Board of Directors believes Dr. Hobaica’s extensive experience as a physician and his extensive healthcare business experience provides him with the qualifications and skills to serve as a director.

Chris G. Pulos, Director. Mr. Pulos became a director in December 2025. Mr. Pulos brings more than 42 years of executive experience in corporate benefits and insurance strategies, with extensive expertise in financial analysis, plan design, and regulatory compliance. Since 2012, he has served as Senior Vice President for Marsh & McLennan in the Midwest Region, advising employers across diverse industries on cost-effective, member-centric benefit platforms. Mr. Pulos has a deep understanding of the market dynamics driving healthcare and insurance transformation. His background in aligning stakeholders around value-based outcomes directly supports the Company’s strategy to deliver improved access, reduced costs, and coordinated care at scale. He has built a career on forging strong partnerships, fostering innovation, and advancing solutions that benefit both providers and the populations they serve. He served on the board of the Miami Valley Hospital Foundation, helping manage more than $70 million in assets and acting as Chairman during his final two years. He currently serves on the Northmont City School Board, impacting nearly 5,000 students, and has held roles on multiple nonprofit boards including the local Audubon Society. Our Board of Directors believes Mr. Pulos’ extensive business experience in the healthcare industry provides him with the qualifications and skills to serve as a director.

Jason Bishara, Director. Mr. Bishara became a director in December 2025. Mr. Bishara is a seasoned financial-services executive with more than 25 years of experience spanning investment banking, fintech innovation, and insurance-based risk management for public and venture-backed companies. Since 2023, he has served as Executive Vice President and Financial Practice Leader at NSI Insurance Group, one of the five largest privately held insurance agencies in the United States, operating in all 50 states and more than 100 countries. In this capacity, he oversees the firm’s Financial Lines Practice, advising boards, executives, and institutional investors on management-liability products, including Directors & Officers (D&O), Cyber Liability, and Employment Practices Liability (EPLI) coverage. Mr. Bishara began as a retail broker before transitioning into investment banking. As a partner at an investment banking firm acquired by Global Capital in 1999, Mr. Bishara developed a strong foundation in capital markets, corporate finance, and deal structuring. In 2020, he established Gwynella Capital, a family office that maintains $1–2 million in strategic micro-cap positions, emphasizing long-term, non-speculative investments. In 2014, Jason founded JAISIN Insurance, a boutique agency specializing in risk mitigation for small-cap public companies and venture-backed enterprises. JAISIN’s differentiated approach combined deep capital-markets insight with tailored insurance solutions. In 2023, JAISIN Insurance was acquired by NSI Insurance Group, where Mr. Bishara continues to lead the financial-lines division and advise on strategic risk programs for growth-stage and publicly traded companies. Our Board of Directors believes Mr. Bishara’s extensive business experience provides him with the qualifications and skills to serve as a director.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Limitation of Liability of Directors

Our Amended and Restated Articles of Incorporation states that directors and officers shall be indemnified and held harmless to the fullest extend legally permissible under the laws of the State of Nevada, from time to time, against all expenses, liability and loss (including attorney’s fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him/her in connection with acts performed in such capacity. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding.

Board Committees

Audit Committee

Our Audit Committee is comprised of independent directors Daniel Hall (Chairperson), Heather Monahan and Jason Bishara. Mr. Hall qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Director Nominees

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, during the fiscal year ended December 31, 2025, we believe that two Forms 4 for Dr. Michael Dent related to warrant issuances were not timely filed.

Code of Ethics

We have adopted a written Corporate Code of Business Ethics and Conduct (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is designed to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications, (iii) compliance with applicable laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics, and (v) accountability for adherence to the Code of Ethics. The Code of Ethics is available on our website at https://investors.healthlynked.com/financial-info/ under the section entitled “Other Corporate Documents” and a copy is attached hereto as Exhibit 14.1. We will post any amendments to the Code of Conduct on our website. We will also post on our website any waivers applicable to any of our directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Insider Trading Policy was previously filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the policy during the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, for the years ended December 31, 2025 and 2024:

						All Other
				Stock	Option	Compen-
		Salary	Bonus	Awards (1)	Awards (2)	sation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Michael Dent	2025	35,000	–	–	–	–	35,000
(Chief Executive Officer)	2024	35,000	–	–	79,660	–	114,660

Jeremy Daniel (3)	2025	52,250	–	–	–	–	52,250
(Chief Financial Officer)	2024	4,731	–	–	–	–	4,731

George O’Leary (4)	2025	–	–	–	–	–	–
(Chief Financial Officer)	2024	77,327	–	–	–	–	77,327

David Rosal (5)	2025	–	–	–	–	–	–
(Chief Financial Officer)	2024	92,308	–	–	–	–	92,308

Duncan McGillivray (6)	2025	–	–	262,656	–	–	262,656
(Chief Operating Officer)	2024	–	–	–	–	–	–

William Crupi (7)	2025	110,769	–	–	–	–	110,769
(Chief Operating Officer)	2024	98,808	–	–	16,918	–	115,726

(1)	Reflects fair value of unrestricted stock awards on the grant date. Stock awards for Mr. McGillivray include 180,000 restricted stock units, 90,000 of which vest monthly over three years and 90,000 of which vest based on performance conditions. Awards were valued at $1.52 per share, less an assumption for forfeiture of shares subject to future vesting.

(2)	Reflects the grant date fair values of stock options. Option awards for Dr. Dent in 2024 include a 10-year option to purchase 16,000 shares of Company common stock at an exercise price of $5.69 pursuant to a bonus grant that vested 9,000 shares upon grant, 7,000 between July 31, 2024 and March 29, 2026, and 4,000 that vest based on fiscal year 2024 and 2025 Company performance. Options were valued using a lattice pricing model with stock price of $5.69, a ten-year life, risk free interest rate of 4.20% and volatility of 453.93%. Option awards for Mr. Crupi in 2024 include a 10-year option to purchase 3,000 shares of Company common stock at an exercise price of $8.10 that vest one-third each on June 25, 2025, 2026 and 2027. Options were valued using a lattice pricing model with stock price of $8.10, a ten-year life, risk free interest rate of 4.23% and volatility of 173.09%.

(3)	Mr. Daniel was appointed as Chief Financial Officer of the Company effective January 15, 2025.

(4)	Mr. O’Leary resigned as Chief Financial Officer of the Company effective April 4, 2024. He remains a member of the Board of Directors.

(5)	Mr. Rosal was appointed as Chief Financial Officer of the Company effective March 11, 2024. He resigned from the position effective January 15, 2025.

(6)	Mr. McGillivray was appointed as Chief Operating Officer of the Company effective December 8, 2025. He did not receive any salary compensation paid in 2025.

(7)	Mr. Crupi was appointed as Chief Operating Officer of the Company effective June 25, 2024. Prior to June 25, 2024, Mr. Crupi was employed by the Company in a non-executive role since April 23, 2023.Mr. Crupi resigned as Chief Operating Officer of the Company effective November 21, 2025.

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

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options; shares of stock that have not vested; and equity incentive plan awards outstanding as of December 31, 2025 with respect to the executive officers named in the Summary Compensation Table:

			Number of
			Securities
	Number of Securities		Underlying
	Underlying		Unexercised	Option
	Unexercised Options		Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
	(#)	(#)	(#)	($)	Date
Michael Dent	7,500	–	–	$8.0000	7/1/2026
(Chief Executive Officer)	290	–	–	$6.9000	12/21/2033
	14,000	6,000	6,000	$5.6900	3/28/2034

Jeremy Daniel	–	–	–	–	–
(Chief Financial Officer)

George O’Leary	–	–	–	–	–
(Chief Financial Officer)

David Rosal	–	–	–	–	–
(Chief Financial Officer)

Duncan McGillivray	–	–	–	–	–
(Chief Operating Officer)

William Crupi (1)	725	–	–	$6.9000	2/21/2026
(Chief Operating Officer)	1,000	2,000	2,000	$8.1000	2/21/2026

(1)	Options expire 3 months after termination of employment

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

Policies and Practices Regarding the Timing of Awards of Options and Option-Like Instruments

In accordance with Item 402(x) of Regulation S-K, we provide the following disclosure regarding our policies and practices related to the timing of the grant of stock options, restricted stock units (“RSUs”), or similar option-like instruments.

We do not maintain a formal policy or practice of timing the grant of stock options or similar awards in coordination with the disclosure of material nonpublic information. Equity awards are generally granted pursuant to our equity incentive plans and are approved by our Board of Directors at regularly scheduled meetings or by unanimous written consent. The timing of such awards is determined based on a variety of factors, including the Board’s evaluation of employee performance, retention objectives, and other compensation considerations.

We do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Similarly, we do not take material nonpublic information into account when determining the timing or terms of equity award grants.

During the fiscal year ended December 31, 2025, we did not grant stock options or similar awards to named executive officers during the period beginning four business days before and ending one business day after the filing of a periodic report on U.S. Securities and Exchange Commission Form 10-K or Form 10-Q, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information.

Director Compensation

The following table sets forth information regarding compensation paid to our outside directors for the year ended December 31, 2025.

				Non-equity	Nonqualified
	Fees			Incentive	Deferred	All
	Earned			Plan	Compen-	Other
	or Paid	Stock	Option	Compen-	sation	Compen-
	in Cash	Awards	Awards	sation	Earnings	sation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)
Robert Gasparini	–	–	–	–	–	–	–
Heather Monahan	–	–	–	–	–	–	–
Daniel Hall	–	–	–	–	–	–	–
Dr. Paul Hobaica	–	–	–	–	–	–	–
Chris Pulos	–	–	–	–	–	–	–
Jason Bishara	–	–	–	–	–	–	–

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

The following table summarizes the total number of outstanding options and share grants available for other future issuances under our equity compensation plans as of December 31, 2025:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	495,291	$3.96	19,425,432
Equity compensation plans not approved by stockholders	8,000	$9.08	–
	503,291	$4.26	19,425,432

During the years ended December 31, 2025 and 2024, the Company made stock grants pursuant to the plans totaling 369,541 and -0- shares, respectively. During the years ended December 31, 2025 and 2024, the Company also made grants pursuant to the plans of options to purchase 75,000 and 48,050 shares of common stock. Certain of the stock options are subject to time-based vesting requirements and certain of the stock options are subject to performance-based vesting requirements based on future Company revenue and earnings metrics as well as individual performance goals.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2026 by (i) each person known by us to beneficially own more than 5.0% of our common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o HealthLynked Corp., 1265 Creekside Parkway, Suite 200, Naples, Florida 34108. As of March 31, 2026, we had 2,941,104 common shares and 2,750,000 Series B Preferred shares issued and outstanding.

	Number of Common Shares (1)	Percent of Class (Common Stock)(2)	Number of Series B Preferred Shares	Percent of Class (Series B Preferred Stock) (3)	Total Percentage Held (Common and Series B Preferred) (4)
Dr. Michael Dent, Chief Executive Officer and Chairman (5)	2,604,314	55.5%	2,750,000	100.00%	99.3%
Jeremy Daniel, Chief Financial Officer	–	*	–	–	*
Duncan McGillivray, Chief Operating Officer (6)	–	*	–	–	*
George O’Leary, Director (7)	39,061	1.3%	–	–	*
Robert Gasparini, Director	28,985	*	–	–	*
Paul Hobaica, Director	6,017	*	–	–	*
Heather Monahan, Director	11,818	*	–	–	*
Daniel Hall, Director	11,818	*	–	–	*
Chris G. Pulos, Director	–	*	–	–	*
Jason Bishara, Director	8,333	*	–	–	*
All officers and directors as a group (10 persons)	2,710,346	57.6%	2,750,000	100.00%	99.3%

*	less than 1%

(1)	Under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 2,941,104 shares of common stock issued and outstanding as of March 31, 2026.

(3)	Based on 2,750,000 shares of Series B Preferred stock issued and outstanding as of March 31, 2026.

(4)	Reflects total percentage of combined voting power based on 100 votes per share of Series B Preferred stock outstanding.

(5)	Beneficial ownership of common shares includes (i) 30,107 shares of common stock held by Dr. Dent directly, (ii) 819,966 shares of common stock held in the name of Mary S. Dent Gifting Trust, a trust of which Dr. Michael Dent is trustee (iii) 381,554 shares of common stock issuable upon exercise of warrants, (iv) 27,790 vested employee stock options, and (v) 1,344,897 shares issuable upon conversion of convertible notes. Beneficial ownership of Series B preferred shares includes 2,750,000 shares of Series B Preferred Shares held in the name of the Michael Thomas Dent Declaration of Trust that are convertible into 137,500 shares of common stock and that have that number of votes equal to 100 shares of common stock for each share of Preferred B Preferred Stock held (which shall never be deemed less than 51% of the vote required to approve any action), or the equivalent of 275,000,000 votes.

(6)	Excludes 148,750 unvested stock grants which are subject to future vesting requirements and are not expected to vest within 60 days of March 31, 2026.

(7)	Includes (i) 4,561 shares of common stock held by SKS Consulting of South Florida Corp., a corporation directly controlled by George O’Leary, (ii) 31,888 shares of common stock held by George O’Leary directly, and (iii) 2,612 shares issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Amounts due to related parties as of December 31, 2025 and 2024 were comprised of the following:

	December 31,
	2025	2024

Notes payable to Dr. Michael Dent and trust controlled by Dr. Dent, net of unamortized discount	$4,902,616	$2,491,921
Undocumented advances payable to Dr. Michael Dent	319,840	420,000
Deferred compensation, Dr. Michael Dent	300,600	300,600

	$5,523,056	$3,212,521

Notes Payable to Dr. Michael Dent

On March 27, 2024, we issued to a trust controlled by Dr. Michael Dent three separate notes as follows: (1) a note with principal of $350,000, an interest rate of 12% per annum, and a maturity date of June 27, 2024 (the “March 2024 Dent Note I”), (2) a note with principal of $150,000, an interest rate of 12% per annum, and an original maturity date of August 24, 2024 (the “March 2024 Dent Note II”), and (3) a note with principal of $166,500, an interest rate of 12% per annum, and a maturity date of August 28, 2024 (the “March 2024 Dent Note III”, and collectively, the “March 2024 Dent Notes”). The full amount of principal and accrued interest on each of the March 2024 Dent Notes is due at the respective maturity date of each note. Each of the March 2024 Dent Notes is convertible into shares of Company common stock at a fixed conversion price of $5.73 per share. In connection with the issuance of the March 2024 Dent Notes, we also issued to the holder a ten-year warrant to purchase 66,600 shares of our common stock at an exercise price of $6.00 per share (the “March 2024 Warrant”). The fair value of the March 2024 Warrant was $254,345. On June 27, 2024, the maturity date on the March 2024 Dent Note I was extended until December 27, 2024 in exchange for a ten-year warrant to purchase 3,938 shares of our common stock at an exercise price of $8.10 per share. On September 17, 2024, the maturity date on the March 2024 Dent Note II (as well as March 2024 Dent Note III) was extended until February 28, 2025 in exchange for a ten-year warrant to purchase 3,561 shares of our common stock at an exercise price of $4.65 per share. On December 31, 2024, in exchange for a ten-year warrant to purchase 6,188 shares of our common stock at an exercise price of $2.26 per share, the maturity date on the March 2024 Dent Note I was extended until June 27, 2025, the maturity date on the April 2024 Dent Note I (as defined below) was extended until April 10, 2025, the maturity date on the April 2024 Dent Note II (as defined below) was extended until April 18, 2025, and the interest rate on each of the extended notes was increased from 12% to 15% (the “December Extension”). The maturity date on the notes was subsequently extended until March 31, 2026. The notes were refinanced effective February 2, 2026.

On April 10, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $150,000, an interest rate of 12% per annum, and a maturity date of October 10, 2024 (the “April 2024 Dent Note I”). The April 2024 Dent Note I is convertible into shares of our common stock at a fixed conversion price of $5.77 per share. We received net proceeds of $150,000. On December 31, 2024, in connection with the December Extension, the maturity date on the April 2024 Dent Note I was extended until April 10, 2025. The maturity date on the note was subsequently extended until December 31, 2025. The note was refinanced on February 2, 2026.

On April 18, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $50,000, an interest rate of 12% per annum, and a maturity date of October 18, 2024 (the “April 2024 Dent Note II”). The April 2024 Dent Note II is convertible into shares of our common stock at a fixed conversion price of $5.00 per share. We received net proceeds of $50,000. The maturity date on the note was subsequently extended until December 31, 2025. The note was refinanced on February 2, 2026.

On June 3, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note with a principal of $1,000,000, an interest rate of 12% per annum, and a maturity date of June 3, 2025 (the “June 2024 Dent Note”). The June 2024 Dent Note is convertible into shares of our common stock at a fixed conversion price of $4.97 per share. We received net proceeds of $950,000 after original issue discount. In connection with the June 2024 Dent Note, we issued 100,000 ten-year warrants to the holder with an exercise price of $4.97. The maturity date on the note was subsequently extended until December 31, 2025. The note was refinanced on February 2, 2026.

On September 19, 2024, we issued to a trust controlled by Dr. Michael Dent ten separate senior secured convertible promissory notes in the aggregate principal amount of $900,000, each with an interest rate of 12% per annum and original maturity dates between January 1, 2025 and March 10, 2025 (the “September 2024 Notes”). Each of the September 2024 Dent Notes was convertible into shares of our common stock at a fixed conversion price of $4.86 per share and were secured by all of our assets. The Company received net proceeds of $855,000 after original issue discount. In connection with the September 2024 Notes, we issued to the holder a ten-year warrant to purchase 92,593 shares of common stock with an exercise price of $4.86, the fair value of which was $271,256. The maturity date on the September 2024 Notes was subsequently extended until March 31, 2026. The September 2024 Notes were refinanced effective February 2, 2026.

During September, October and November 2024, a trust controlled by Dr. Michael Dent advanced $550,000 to us in the form of undocumented advances (the “Undocumented Advances”). We repaid an aggregate of $130,000 of the Undocumented Advances during September and November 2024. The remaining Undocumented Advances were refinanced effective February 2, 2026.

On December 4, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of May 4, 2025 (the “December 2024 Dent Note I”). The December 2024 Dent Note I is convertible into shares of our common stock at a fixed conversion price of $3.30 per share. We received net proceeds of $25,000. The maturity date on the note was subsequently extended until December 31, 2025. The note was refinanced on February 2, 2026.

On December 17, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $70,000, an interest rate of 12% per annum, and a maturity date of June 17, 2025 (the “December 2024 Dent Note II”). The December 2024 Dent Note II is convertible into shares of our common stock at a fixed conversion price of $2.60 per share. We received net proceeds of $70,000. The maturity date on the note was subsequently extended until December 31, 2025. The note was refinanced on February 2, 2026.

On December 31, 2024, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $120,000, an interest rate of 12% per annum, and a maturity date of July 1, 2025 (the “December 2024 Dent Note III”). The December 2024 Dent Note III is convertible into shares of our common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $120,000. The maturity date on the note was subsequently extended until December 31, 2025. The note was refinanced on February 2, 2026.

On March 4, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible payable with principal of $50,000, an interest rate of 12% per annum, and a maturity date of September 4, 2025. The note is convertible into shares of common stock at a fixed conversion price of $4.90 per share. We received net proceeds of $50,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On March 12, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $60,000, an interest rate of 12% per annum, and a maturity date of September 12, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.00 per share. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On March 18, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $420,000, an interest rate of 12% per annum, and a maturity date of September 20, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.75 per share. The note was issued in exchange for undocumented advances totaling $420,000 made by the trust between September and November 2024. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On March 20, 2025, the Company entered into a notes extension agreement (the “Notes Extension Agreement”) with the Mary S. Dent Gifting Trust, which extended the maturity date of the notes with principals of $150,000 and $166,500, respectively (as well as other notes described below) to September 20, 2025, in exchange for a ten-year warrant to purchase 13,534 shares of common stock at an exercise price of $3.75 per share. The interest rate on the extended notes increased from 12% to 15%.

On March 27, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $65,000, an interest rate of 12% per annum, and a maturity date of September 27, 2025. The note is convertible into shares of common stock at a fixed conversion price of $3.10 per share. The Company received net proceeds of $65,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On April 1, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $20,000, an interest rate of 12% per annum, and a maturity date of October 1, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $20,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On April 9, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $100,000, an interest rate of 12% per annum, and a maturity date of October 9, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $100,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On April 16, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $15,000, an interest rate of 12% per annum, and a maturity date of October 16, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $15,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On April 22, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with a principal of $65,000, an interest rate of 12% per annum, and a maturity date of October 22, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $65,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On May 8, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible payable with principal of $100,000, an interest rate of 12% per annum, and a maturity date of November 8, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $100,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On May 12, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $50,000, an interest rate of 12% per annum, and a maturity date of November 12, 2025. The note is convertible into shares of common stock at a fixed conversion price of $2.30 per share. We received net proceeds of $50,000. The maturity date on the note was subsequently extended until March 31, 2026. The note was refinanced on February 2, 2026.

On May 29, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $35,000, an interest rate of 12% per annum, and a maturity date of November 29, 2025. The note is convertible into shares of common stock at a fixed conversion price of $1.80 per share. We received net proceeds of $35,000. The note was refinanced on February 2, 2026.

On June 4, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $83,846, an interest rate of 12% per annum, and a maturity date of December 4, 2025. The note is convertible into shares of common stock at a fixed conversion price of $1.90 per share. We received net proceeds of $70,000 and converted accounts payable of $13,846 into note principal. The note was refinanced on February 2, 2026.

On June 18, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $43,846, an interest rate of 12% per annum, and a maturity date of December 18, 2025. The note is convertible into shares of common stock at a fixed conversion price of $1.70 per share. We received net proceeds of $30,000 and converted accounts payable of $13,846 into note principal. The note was refinanced on February 2, 2026.

On June 25, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note payable with a principal of $50,000, an interest rate of 12% per annum, and a maturity date of December 25, 2025. The note is convertible into shares of our common stock at a fixed conversion price of $1.79 per share. We received net proceeds of $50,000. The note was refinanced on February 2, 2026.

On June 30, 2025, we issued to a trust controlled by Dr. Michael Dent a ten-year warrant to purchase 19,867 shares of our common stock at an exercise price of $2.00 per share in exchange for an agreement to extend certain notes payable to the trust for a period of six months.

On July 1, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $70,000, an interest rate of 12% per annum, and a maturity date of January 1, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $1.79 per share. We received net proceeds of $70,000. The note was refinanced on February 2, 2026.

On July 11, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $50,000, an interest rate of 12% per annum, and a maturity date of January 11, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $50,000. The note was refinanced on February 2, 2026.

On July 16, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $40,000, an interest rate of 12% per annum, and a maturity date of January 16, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $40,000. The note was refinanced on February 2, 2026.

On July 23, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $30,000, an interest rate of 12% per annum, and a maturity date of January 23, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $2.80 per share. We received net proceeds of $30,000. The note was refinanced on February 2, 2026.

On September 3, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $15,000, an interest rate of 12% per annum, and a maturity date of March 3, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $2.00 per share. We received net proceeds of $15,000. The note was refinanced on February 2, 2026.

On September 10, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $54,000, an interest rate of 12% per annum, and a maturity date of March 10, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $1.78 per share. We received net proceeds of $54,000. The note was refinanced on February 2, 2026.

On September 17, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $45,000, an interest rate of 12% per annum, and a maturity date of March 17, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $1.20 per share. We received net proceeds of $45,000. The note was refinanced on February 2, 2026.

On September 30, 2025, we issued to a trust controlled by Dr. Michael Dent a ten-year warrant to purchase 23,811 shares of our common stock at an exercise price of $1.95 per share in exchange for an agreement to extend certain notes payable to the trust for a period of six months.

On October 2, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with a principal of $34,000, an interest rate of 12% per annum, and a maturity date of April 2, 2026. The note is convertible at any time at the holder’s option into shares of our common stock at a fixed conversion price of $1.74 per share. We received net proceeds of $34,000. The note was refinanced on February 2, 2026.

On December 2, 2025, we issued to a trust controlled by Dr. Michael Dent a convertible note with principal of $80,000, an interest rate of 12% per annum, and a maturity date of May 2, 2026. The note is convertible into shares of our common stock at a fixed conversion price of $1.38 per share. We received net proceeds of $80,000. The note was refinanced on February 2, 2026.

During December 2025, a trust controlled by Dr. Michael Dent advanced $79,840 to the Company in the form of interest-free undocumented advances and direct payment of operating expenses on behalf of the Company. The advances were formalized as convertible debt instruments in the first quarter of 2026. The undocumented advances were refinanced on February 2, 2026.

On January 14, 2026, a trust controlled by Dr. Michael Dent advanced $20,000 to the Company in the form of an interest-free undocumented advance. The undocumented advance was refinanced on February 2, 2026.

Effective December 31, 2025, a trust controlled by Dr. Michael Dent forgave $245,000 of the outstanding $350,000 principal amount on a note payable from the Company to the trust dated March 27, 2024. The remaining principal and interest on the note were refinanced on February 2, 2026.

On January 14, 2026, we issued to Jason Bishara, one of our Directors, a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of our common stock at a fixed conversion price of $3.00 per share. We received net proceeds of $25,000. In connection with the note, we also issued Mr. Bishara a five-year warrant to purchase 8,333 shares of our common stock at an exercise price of $3.00 per share.

On February 2, 2026, we refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of our common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by us at a price lower than the conversion price.

On March 30, 2026, Dr. Michael Dent advanced $50,000 to the Company in the form of an interest-free undocumented advance.

Other Related Transactions

During the years ended December 31, 2025 and 2024, we paid Dr. Dent’s spouse $100,113 and $145,000, respectively, in consulting fees pursuant to a consulting agreement.

Director Compensation

Our outside directors each receive compensation equal to $20,000 in shares of restricted stock per annum. As of December 31, 2025 and 2024, we had -0- and 16,327 shares, respectively, issuable to our directors under such compensation arrangements.

Board Independence

The Nasdaq listing standards require that a majority of our Board of Directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Mr. Gasparini, Mr. Hall, Ms. Monahan, Dr. Hobaica, Mr. Pulos and Mr. Bishara would be considered independent directors of the Company. The Board currently consists of eight directors, six of whom are independent.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2025 and 2024, our independent registered public accounting firm RBSM LLP billed us a total of $140,000 and $125,412, respectively, related to interim reviews and annual audits of our financial statements. There were no other fees billed for products offered or professional services rendered by RBSM LLP. All services provided by RBSM LLP were approved by our Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 17, 2023, among ACO Health Partners, LLC, HealthLynked Corp., PBACO Holding, LLC and AHP Acquisition, LLC (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 23, 2023)
3.1	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
3.2	By-Laws (Filed as Exhibit 3.3 to the Company’s Draft Registration Statement on Form S-1 filed with the Commission on January 9, 2017)
4.1	Form of Investor Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.2	Form of Placement Agent Warrant (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 30, 2021)
4.3	Description of our Common Stock (Filed as Exhibit 4.3 to the Company’s Form 10-K filed with the Commission on March 31, 2022)
4.4	Common Stock Purchase Warrant dated September 19, 2024 (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
4.5	Common Stock Purchase Warrant dated June 3, 2024 (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.1	Note and Warrant Purchase Agreement, by and among the Company and the Mary S. Dent Gifting Trust, dated June 3, 2024 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.2	Senior Secured Convertible Promissory Note dated June 3, 2024 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.3	Security Agreement, by and among the Company and the Mary S. Dent Gifting Trust, dated June 3, 2024 (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on June 5, 2024)
10.4	Notes and Warrant Purchase Agreement, by and among the Company and the Purchaser, dated September 19, 2024 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.5	Security Agreement, by and among the Company and the Mary S. Dent Gifting Trust, dated September 19, 2024 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.6	Senior Secured Convertible Promissory Note 1 dated September 19, 2024 (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.7	Senior Secured Convertible Promissory Note 2 dated September 19, 2024 (Filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.8	Senior Secured Convertible Promissory Note 3 dated September 19, 2024 (Filed as Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.9	Senior Secured Convertible Promissory Note 4 dated September 19, 2024 (Filed as Exhibit 10.6 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.10	Senior Secured Convertible Promissory Note 5 dated September 19, 2024 (Filed as Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.11	Senior Secured Convertible Promissory Note 6 dated September 19, 2024 (Filed as Exhibit 10.8 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.12	Senior Secured Convertible Promissory Note 7 dated September 19, 2024 (Filed as Exhibit 10.9 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.13	Senior Secured Convertible Promissory Note 8 dated September 19, 2024 (Filed as Exhibit 10.10 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.14	Senior Secured Convertible Promissory Note 9 dated September 19, 2024 (Filed as Exhibit 10.11 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.15	Senior Secured Convertible Promissory Note 10 dated September 19, 2024 (Filed as Exhibit 10.12 to the Company’s Form 8-K filed with the Commission on September 24, 2024)
10.16	Convertible Promissory Note dated March 20, 2025 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 26, 2025)

10.17	Notes Extension Agreement dated March 20, 2025 (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on March 26, 2025)
10.18	Strategic Consulting Partnership Agreement with PBACO Holding, LLC (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.19	Note Extension Agreement dated June 27, 2024 between the Company and The Mary Dent Gifting Trust (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.20	Note Extension Agreement dated September 17, 2024 between the Company and The Mary Dent Gifting Trust (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.21	Note Extension Agreement dated December 31, 2024 between the Company and The Mary Dent Gifting Trust (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.22	Note Extension Agreement dated March 20, 2025 between the Company and The Mary Dent Gifting Trust (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.23	Note Extension Agreement dated June 30, 2025 between the Company and The Mary Dent Gifting Trust (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.24	Note Extension Agreement dated September 30, 2025 between the Company and The Mary Dent Gifting Trust (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.25	Secured Convertible Promissory Note between the Company and The Mary Dent Gifting Trust dated February 2, 2026 (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
10.26	Security Agreement between the Company and The Mary Dent Gifting Trust dated February 2, 2026 (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
14.1	Corporate Code of Ethics and Conduct (Filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
19.1	Insider Trading Policy (Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2025)
21.1*	Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
97.1	Executive Officer Compensation Clawback Policy (Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 10, 2026)
101*	XBRL Instance Document
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

Dated: March 31, 2026

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

Signatures	Title(s)	Date

/s/ Michael Dent	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2026
Michael Dent	(Principal Executive Officer)

/s/ Jeremy Daniel	Chief Financial Officer	March 31, 2026
Jeremy Daniel	(Principal Financial and Accounting Officer)

/s/ George O’Leary	Director	March 31, 2026
George O’Leary

/s/ Robert Gasparini	Director	March 31, 2026
Robert Gasparini

/s/ Heather Monahan	Director	March 31, 2026
Heather Monahan

/s/ Daniel Hall	Director	March 31, 2026
Daniel Hall

/s/ Dr. Paul Hobaica	Director	March 31, 2026
Dr. Paul Hobaica

/s/ Chris G. Pulos	Director	March 31, 2026
Chris G. Pulos

/s/ Jason Bishara	Director	March 31, 2026
Jason Bishara

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company did not provide any annual report to its security holders covering the fiscal year ended December 31, 2025.

As of the date of this report, the Company has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of its security holders with respect to any annual or other meeting of security holders during 2025.