Form 10-Q
period 2026-03-31
HealthLynked Corp
filed 2026-05-15
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 2,941,104 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets
Cash	$23,973	$37,136
Inventory, net	18,471	17,962
Prepaid expenses and other current assets	33,375	32,935
Contingent sale consideration receivable, current portion	1,463,518	1,463,518
Total Current Assets	1,539,337	1,551,551

Property and equipment, net of accumulated depreciation of $754,750 and $728,710 as of March 31, 2026 and December 31, 2025, respectively	48,665	74,705
Right of use lease assets	37,789	76,090

Total Assets	$1,625,791	$1,702,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$942,741	$821,480
Contract liabilities	30,598	25,924
Lease liability, current portion	37,789	75,168
Derivative financial instruments	40,196	23,846
Notes payable and other amounts due to related party, net of unamortized original issue discount of $7,680 and $-0- as of March 31, 2026 and December 31, 2025, respectively	6,480,677	5,533,231
Notes payable, current portion, net of unamortized original issue discount of $210,734 and $109,027 as of March 31, 2026 and December 31, 2025, respectively	521,615	389,652
Indemnification liability	143,974	143,974
Total Current Liabilities	8,197,590	7,013,275

Long-Term Liabilities
Lease liability, long term portion	—	922
Government and other notes payable, long term portion	450,000	450,000

Total Liabilities	8,647,590	7,464,197

Commitments and contingencies (Note 14)

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 2,941,104 and 2,881,104 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	294	288
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 95,031 and 22,052 as of March 31, 2026 and December 31, 2025, respectively	61,356	61,349
Additional paid-in capital	45,110,670	44,712,980
Accumulated deficit	(52,196,869)	(50,539,218)
Total Shareholders’ Deficit	(7,021,799)	(5,761,851)

Total Liabilities and Shareholders’ Deficit	$1,625,791	$1,702,346

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenue
Patient service revenue, net	$418,613	$752,015
Subscription revenue	3,494	9,584
Product revenue	1,358	12,609
Total revenue	423,465	774,208

Operating Expenses and Costs
Practice salaries and benefits	142,104	402,366
Other practice operating expenses	99,819	313,976
Cost of product revenue	9,034	17,816
Selling, general and administrative expenses	847,281	629,415
Depreciation and amortization	26,040	28,024
Total Operating Expenses and Costs	1,124,278	1,391,597

Loss from operations	(700,813)	(617,389)

Other Income (Expenses)
Gain on extinguishment of debt	1,328,069	42,726
Loss on change in fair value of debt	(2,180,526)	(49,186)
Gain on change in fair value of derivative financial instruments	32,169	45,038
Amortization of original issue discounts on notes payable	(87,984)	(405,113)
Interest expense and other	(12,219)	(67,015)
Total other income (expenses)	(920,491)	(433,550)

Loss before provision for income taxes	(1,621,304)	(1,050,939)

Provision for income taxes	—	—

Net loss	$(1,621,304)	$(1,050,939)

Deemed dividend	(36,347)	—

Net loss to common shareholders	$(1,657,651)	$(1,050,939)

Net loss per share, basic and diluted:
Basic	$(0.56)	$(0.37)
Fully diluted	(0.56)	(0.37)

Net loss to common shareholders per share, basic and diluted:
Basic	$(0.57)	$(0.37)
Fully diluted	(0.57)	(0.37)

Weighted average number of common shares:
Basic	2,902,203	2,819,472
Fully diluted	2,902,203	2,819,472

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2025	2,881,104	2,750,000	288	2,750	61,349	44,712,980	(50,539,218)	(5,761,851)

Fair value of warrants allocated to proceeds of convertible notes payable	—	—	—	—	—	63,834	—	63,834
Consultant and director fees payable with common shares and warrants	60,000	—	6	—	7	205,787	—	205,800
Shares and options issued to employees	—	—	—	—	—	91,722	—	91,722
Deemed dividend resulting from down round adjustment	—	—	—	—	—	36,347	(36,347)	—
Net loss	—	—	—	—	—	—	(1,621,304)	(1,621,304)

Balance at March 31, 2026	2,941,104	2,750,000	294	2,750	61,356	45,110,670	(52,196,869)	(7,021,799)

Balance at December 31, 2024	2,821,877	2,750,000	282	2,750	161,632	44,870,742	(48,164,615)	(3,129,209)

Sales of common stock	—	—	—	—	3,245	—	—	3,245
Fair value of warrants allocated to proceeds of common stock	—	—	—	—	—	6,755	—	6,755
Stock fees related to sales of common stock	—	—	—	—	3,000	(3,000)	—	—
Fair value of warrants to extend related party debt	—	—	—	—	—	25,625	—	25,625
Shares and options issued to employees	—	—	—	—	—	7,126	—	7,126
Net loss	—	—	—	—	—	—	(1,050,939)	(1,050,939)

Balance at March 31, 2025	2,821,877	2,750,000	282	2,750	167,877	44,907,248	(49,215,554)	(4,137,397)

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,621,304)	$(1,050,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,040	28,024
Stock based compensation, including amortization of deferred equity compensation	297,522	7,126
Gain on change in fair value of derivative financial instruments	(32,169)	(45,038)
Amortization of debt discount	87,984	405,113
(Gain) loss on extinguishment of debt	(1,328,069)	(42,726)
Change in fair value of debt	2,180,526	49,186
Changes in operating assets and liabilities:
Inventory	(509)	12,427
Contract assets	—	6,144
Prepaid expenses and other current assets	(440)	1,068
Right of use lease assets	27,423	64,040
Accounts payable and accrued expenses	163,769	212,172
Lease liability	(27,423)	(64,659)
Contract liabilities	4,674	(14,491)
Net cash used in operating activities	(221,976)	(432,553)

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	10,000
Proceeds from related party notes payable and advances	95,000	175,000
Proceeds from third party notes payable	350,000	305,000
Repayment of related party notes payable and advances	(34,840)	—
Repayment of third party notes payable	(201,347)	(111,418)
Net cash provided by financing activities	208,813	378,582

Net decrease in cash	(13,163)	(53,971)
Cash, beginning of period	37,136	76,241

Cash, end of period	$23,973	$22,270

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,310	$6,579
Cash paid during the period for income tax	$—	$—
Schedule of non-cash investing and financing activities:
Extinguishment of operating lease: right of use asset and lease liability	$(10,878)	$—
Fair value of warrants allocated to proceeds of related party notes payable	$9,700	$—
Fair value of warrants allocated to proceeds of third party notes payable	$54,136	$—
Fair value of derivative financial instruments allocated to proceeds of third party notes payable	$48,519	$62,017
Original issue discounts allocated to proceeds of notes payable	$85,016	$113,002
Fair value of warrants issued to extend related party debt	$—	$25,625
Principal amount of convertible notes payable to related party refinanced	$4,408,192	$1,216,500
Principal amount of undocumented advances converted to convertible note payable to related party	$269,840	$—
Deferred compensation payable included in principal balance of notes payable to related party	$300,600	$420,000
Accrued interest included in fair value of note payable	$42,509	$56,087
Incremental fair value of convertible notes payable to related party resulting from refinancing	$11,572	$(12,264)
Fair value of shares issued for equity issuance costs	$—	$3,000
Deemed dividend resulting from down round adjustment	$36,347	$—

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION

General

HealthLynked Corp. (the “Company”) was incorporated in the State of Nevada on August 4, 2014. The Company currently operates in three distinct divisions:

●	Health Services Division: This division is comprised of a single patient service practice under the Naples Center for Functional Medicine (“NCFM”) brand that includes the combined service offerings of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) Concierge Care Naples (“CCN”), a primary care providing a comprehensive range of medical services, and (iii) Aesthetic Enhancements Unlimited (“AEU”), a minimally and non-invasive cosmetic services. During October 2025, the Company sold the assets associated with its Bridging the Gap Physical Therapy (“BTG”) practice, which had previously been included in the Health Services segment.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

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

Presentation

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2026. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results for the entire year ending December 31, 2026.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1 – BUSINESS AND BUSINESS PRESENTATION (CONTINUED)

On a consolidated basis, the Company’s operations are comprised of the parent company, HealthLynked Corp., and its operating subsidiaries: NCFM, BTG (through October 28, 2025), CCN, AEU, and MOD. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel, Iran-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three months ended March 31, 2026, at this time the Company is unable to fully assess the aggregate impact the U.S.-Iran, Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about fair valuation of derivative financial instruments; cash flow and fair value assumptions associated with measurements of contingent sale consideration receivable; valuation of inventory; collection of accounts receivable; the valuation and recognition of stock-based compensation expense; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

Revenue Recognition

Patient service revenue

Patient service revenue is earned for functional medicine services provided to patients by the NCFM practice, physical therapy services provided to patients by the BTG practice (until sale of its assets in October 2025), aesthetics services provided by the AEU practice, and medical services provided to patients by the CCN practice (after its establishment in October 2024). Patient service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. All amounts are due from patients at the time of service. Generally, the Company bills patients at the time of service. Revenue is recognized as performance obligations are satisfied.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time includes revenue from NCFM Optimal Health 365 annual access contracts, CCN annual and semi-annual concierge services, and BTG physical therapy bundles (through sale of the BTG assets in October 2025). Revenue from NCFM annual access contracts and CCN concierge services, which include bundled products and services that have substantially the same pattern of transfer to the customer, is recognized over the period of delivery, which is the same as the period of the contract (typically, either six months or one year). Revenue from prepaid BTG physical therapy bundles, for which performance obligations were satisfied over time as visits are incurred, were recognized based on actual visits incurred in relation to total expected visits. At inception of such contracts, the Company recognizes contract liabilities for the value of services to be provided and, where applicable, contract assets for recoverable amounts incurred to obtain a customer contract that would not have incurred if the contract had not been obtained. The Company believes that these methods provide a faithful depiction of the transfer of services over the term of the performance obligations based on the inputs needed to satisfy the obligation.

Revenue for performance obligations satisfied at a point in time, which includes all other patient service revenue, is recognized when goods or services are provided at the time of the patient visit, at which time the Company is not required to provide additional goods or services to the patient.

Product Revenue

Product revenue is derived from the distribution of medical products that are sourced from a third-party supplier. The Company recognizes revenue at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products, which occurs when the product ships. The Company is the principal in its revenue transactions and as a result revenue is recorded on a gross basis. The Company has determined that it controls the ability to direct the use of the product provided prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product to its customer, has discretion in establishing prices, and ultimately controls the transfer of the product to the customer. Shipping and handling costs billed to customers are recorded in revenue. Contract liabilities related to product revenue are recognized when payment is received but for which the Company has not met its product fulfillment performance obligation.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of March 31, 2026 and December 31, 2025, respectively.

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

For new leases, the Company determines if an arrangement is or contains a lease at inception. Right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit discount rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Upon early termination of a lease, remaining ROU assets and lease liabilities are written off. Upon modification of a lease, the ROU asset and lease liability are remeasured based on the modified lease terms. Leases are included as ROU assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s consolidated balance sheets. See Note 7 for more complete details on balances as of the reporting periods presented herein.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

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

Deemed Dividends

The Company accounts for convertible instruments in accordance with applicable guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, “Debt,” and ASC 260, “Earnings Per Share.” Certain of the Company’s convertible notes contain down-round features that provide for a reduction in the conversion price upon the occurrence of specified future equity issuances at prices below the then-current conversion price. The Company evaluates such down-round features to determine whether they require separate accounting or affect the classification of the host instrument. In accordance with ASC 260, when a down-round feature is triggered and results in a reduction of the conversion price, the Company recognizes the economic value transferred to the holder as a deemed dividend.

The amount of the deemed dividend is calculated as the difference between (i) the fair value of the shares issuable under the modified conversion terms and (ii) the fair value of the shares issuable under the original conversion terms, immediately prior to the triggering event. The deemed dividend is recognized in the period the down-round feature is triggered and is recorded as an adjustment to additional paid-in capital, with a corresponding charge to accumulated deficit. The deemed dividend does not impact net income (loss) but is treated as a reduction to income (loss) available to common stockholders in the calculation of basic and diluted earnings (loss) per share.

The Company reassesses the terms of its convertible instruments upon modification or triggering events to determine the appropriate accounting treatment. The Company recognized deemed dividends in the amount of $36,347 and $-0- in the three months ended March 31, 2026 and 2025, respectively, related to triggered down round adjustments.

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

MARCH 31, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three months ended March 31, 2026 and 2025, since the Company has sustained a loss for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximated their fair value.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2026 and 2025, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of March 31, 2026 and December 31, 2025, potentially dilutive securities were comprised of (i) 672,824 and 804,351 warrants outstanding, respectively, (ii) 131,174 and 135,791 stock options outstanding, respectively, (iii) up to 95,031 and 22,052 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (iv) up to 1,345,032 and 1,260,936 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, (v) 296,562 and 346,250 stock grants subject to future vesting, and (vi) up to 137,500 and 137,500 shares of common stock issuable upon conversion of Series B Preferred stock.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes pricing model as of the measurement date. The Company uses a binomial lattice pricing model to estimate the fair value of compensation options and warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period, or at the date of issuance, if there is not a service period. Certain of the Company’s warrants include a so-called down-round provision. The Company accounts for such provisions pursuant to Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which calls for the recognition of a deemed dividend in the amount of the incremental fair value of the warrant due to the down round when triggered.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company uses the “management approach” under ASC 280, “Segment Reporting,” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: (1) Health Services, comprised of a single patient service practice under the NCFM brand that includes the NCFM, AEU and CCN service offerings, (2) Digital Healthcare, which develops and markets the “HealthLynked Network,” an online personal medical information and record archive system, and (3) Medical Distribution, comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices. During October 2025, the Company sold the assets associated with its BTG practice, which had previously been included in the Health Services segment.

Recently Issued Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for share-based payments issued to a customer and reduces diversity in practice. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. The Company expects to adopt this guidance for its year ending December 31, 2027. The Company does not expect the adoption to have a material impact on its financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses. This ASU introduces a practical expedient for estimating expected credit losses for current accounts receivable and contract assets and requires additional disclosures when elected. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. The Company expects to adopt this guidance for its year ending December 31, 2027. The Company is currently evaluating whether it will elect the practical expedient and does not expect the adoption to have a material impact on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU simplifies the accounting for internal-use software by eliminating the distinction between development stages and requiring capitalization of costs once management authorizes and commits to funding a project and it is probable that the project will be completed and the software will be used as intended. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The Company expects to adopt this guidance for its year ending December 31, 2027. The Company does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU clarifies the application of interim reporting guidance and requires disclosure of material events and changes occurring subsequent to the most recent annual reporting period. The amendments also reorganize certain interim disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt this guidance for its year ending December 31, 2027, with interim adoption beginning in fiscal year 2028. The Company is currently evaluating the impact of adopting this guidance on its condensed financial statements and related disclosures.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. The Company adopted this standard effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The Company adopted this standard effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 15, 2027). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 15, 2027.

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

As of March 31, 2026, the Company had cash balances of $23,973, a working capital deficit of $6,658,253 and an accumulated deficit of $52,196,869. For the three months ended March 31, 2026, the Company had a net loss of $1,621,304 and used cash from operating activities of $221,976. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

During the three months ended March 31, 2026, the Company received (i) net proceeds from the issuance of notes payable to related parties and third parties totaling $445,000, and (ii) made repayments on notes payable to related parties and third parties totaling $236,187.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through May 15, 2027. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 4 – DISPOSITIONS

Sale of AHP

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive certain upfront and contingent consideration. As of December 31, 2025 and 2024, remaining unresolved consideration was comprised of shares of the Buyer’s common stock issuable to the Company in the event that the Buyer completes an initial public offering (“IPO”) by a prescribed date. The Company is entitled to shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the Buyer’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The prescribed date by which the IPO must be completed was originally February 1, 2025 and has been extended by the Buyer to November 15, 2026 for no additional consideration.

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

After January 17, 2023, and as prescribed under EITF 09-4, the Company elected to subsequently treat contingent consideration receivable, including the IPO Share Consideration, using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period. The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. No gain from realization of contingent sale consideration receivable was recognized during the three months ended March 31, 2026 or 2025.

The carrying value of the remaining unresolved components of contingent consideration receivable as of March 31, 2026 and December 31, 2025 was as follows:

	March 31,	December 31,
	2026	2025
Assets:
IPO Share consideration	$1,463,518	$1,463,518

Liabilities:
Indemnification Clause	$143,974	$143,974

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

Insurance prepayments	$3,972	$7,028
Other expense prepayments	15,410	11,914
Lease deposits	13,993	13,993
Total prepaid expenses and other	33,375	32,935

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

Medical equipment	$646,211	$646,211
Furniture, office equipment and leasehold improvements	157,204	157,204

Total property and equipment	803,415	803,415
Less: accumulated depreciation	(754,750)	(728,710)

Property and equipment, net	$48,665	$74,705

Depreciation expense was $26,040 and $28,024 during the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 – LEASES

As of March 31, 2026, the Company had an operating lease, and related amendments thereto, for (i) office space housing its consolidated NCFM, AEU and CCN practices along with its Digital Healthcare and administrative functions expiring in July 2026, and (ii) a copier lease that expires in January 2027. As of March 31, 2026, the Company’s weighted-average remaining lease term relating to its operating leases was 0.3 years, with a weighted-average discount rate of 22.77%.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31
	2026	2025
Lease assets	$37,789	$76,090

Lease liabilities
Lease liabilities (short term)	$37,789	$75,168
Lease liabilities (long term)	—	922
Total lease liabilities	$37,789	$76,090

Lease expense was $30,624 and $91,453 during the three months ended March 31, 2026 and 2025, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 7 – LEASES (CONTINUED)

Maturities of operating lease liabilities were as follows as of March 31, 2026:

2026 (April to December)	$43,006
2027	—
Total lease payments	43,006
Less interest	(5,217)
Present value of lease liabilities	$37,789

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

Trade accounts payable	$648,921	$530,702
Accrued payroll liabilities	18,502	9,404
Accrued operating expenses	209,439	177,204
Accrued interest	40,792	78,393
Accrued commissions payable from 2022 MSSP Consideration	25,000	25,000
Product return allowance	87	777
	$942,741	$821,480

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

Patient services paid but not provided	$25,445	$20,212
MOD unshipped products	5,153	5,712
	$30,598	$25,924

Patient service contract liabilities relate to NCFM Optimal Health 365 annual access contracts, pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, and CCN annual and semi-annual concierge fees that were fully recognized as of March 31, 2026. MOD sold but unshipped products represents orders paid by customers that have not shipped as of the balance sheet date.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The carrying value of amounts due to related parties as of March 31, 2026 and December 31, 2025 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Jason Bishara, a member of the Company’s Board of Directors:

	March 31,	December 31,
	2026	2025

Convertible notes payable to Dr. Michael Dent, carried at fair value	$—	4,256,099
Convertible notes payable to Dr. Michael Dent, carried at amortized value	—	656,692
Undocumented advances payable to Dr. Michael Dent	50,000	319,840
Deferred compensation payable to Dr. Michael Dent	—	300,600
Total Prior Dent Debt payable to Dr. Michael Dent	50,000	5,533,231
February 2026 Dent Note, carried at fair value	6,413,357	—
Total amounts due to Dr. Michael Dent	6,463,357	5,533,231

Convertible note payable to Jason Bishara	$25,000	$—
Less: unamortized discount	(7,680)	—
Total amounts due to Jason Bishara	$17,320	$—

Total notes payable and other amounts due to related party	$6,480,677	$5,533,231

Refinancing of Convertible Notes and Other Amounts Payable to Dr. Michael Dent – February 2026

On February 2, 2026, the Company refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 payable to Dr. Michael Dent or a trust controlled by Dr. Michael Dent (the “Prior Dent Debt”) into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by the Company at a price lower than the conversion price. In connection with the issuance of the February 2026 Dent Note, the Prior Dent Debt was extinguished and the holder agreed to waive any default on the Prior Dent Debt (the “Refinancing”).

Immediately prior to the Refinancing, the Company adjusted the carrying value of convertible notes payable included in the Prior Dent Debt to their fair value, resulting in a loss on change in fair value of debt of $364,452 in the three months ended March 31, 2026.

In connection with the Refinancing, the Company recognized a gain on debt extinguishment in the amount of $1,328,069 in the three months ended March 31, 2026, representing the excess of the carrying value of the Prior Dent Debt over the inception date fair value of the February 2026 Dent Note on the Refinancing date of February 2, 2026. Subsequent to the Refinancing, the Company recognized an additional loss on change in fair value of debt of $1,816,073 in the three months ended March 31, 2026 to revalue the February 2026 Dent Note from its far value from the Refinancing Date through March 31, 2026.

During the three months ended March 31, 2026, the Company made repayments against the February 2026 Dent Note in the amount of $34,840.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Description of Convertible Notes Payable to Jason Bishara

On January 14, 2026, the Company issued to Jason Bishara a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of Company common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $25,000. In connection with the note, the Company also issued Mr. Bishara a five-year warrant to purchase 8,333 shares of Company common stock at an exercise price of $3.00 per share. At inception, the Company recorded a discount against the note of $9,699 for the allocated fair value of the warrant.

Convertible Notes Payable Carried at Fair Value

The February 2026 Dent Note and certain of the convertible notes payable included in the Prior Dent Debt are carried at fair value as a result of extensions and refinancings that were treated as an extinguishment and reissuance transactions. Such notes are revalued to their fair value at each period end. Convertible notes payable to Dr. Dent that are carried at fair value and revalued each period were comprised of the following as of December 31, 2025 and 2024:

	March 31,	December 31,
	2026	2025

Prior Dent Debt	$—	4,256,099
February 2026 Dent Note	6,413,357	—
Convertible notes payable to Dr. Michael Dent, carried at fair value	$6,413,357	$4,256,099

Changes in the fair value of convertible notes payable to Dr. Dent during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025

Prior Dent Debt	$364,452	49,186
February 2026 Dent Note	1,816,074	—
Loss on change in fair value of debt	$2,180,526	$49,186

Convertible Notes Payable Carried at Amortized Value

Convertible notes payable to Dr. Dent and Jason Bishara that have not been extended are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and embedded conversion features (“ECFs”) in the convertible notes. Convertible notes payable related parties that are carried at net amortized value were comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Prior Dent Debt	$—	$656,692
Convertible note payable to Jason Bishara	25,000	—
	25,000	656,692
Less: unamortized discount	(7,680)	—
Convertible notes payable to related parties, carried at amortized value	$17,320	$656,692

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Amortization of debt discount on such convertible notes payable during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025

Prior Dent Debt	$—	359,423
Convertible note payable to Jason Bishara	2,020	—
Amortization of debt discount	$2,020	$359,423

Repayment

During the three months ended March 31, 2026 and 2025, the Company made repayments against notes payable to Dr. Dent in the amount of $34,840 and $-0-, respectively.

Interest

Interest accrued on notes and convertible notes payable to related parties as of March 31, 2026 and December 31, 2025 was $-0- and $34,452, respectively. Interest expense on convertible notes payable to Dr. Dent was $8,057 and $71,381 during the three months ended March 31, 2026 and 2025, respectively. due primarily to debt associated with our largest debtholder, Dr. Michael Dent, being carried at fair value. Interest charges on notes payable to Dr. Dent carried at fair value, including the February 2026 Dent Note, are reflected as future cash outflows used in estimating the fair value of such instruments, and are therefore reflected through changes in fair value of debt, rather than through interest expense.

Undocumented Advances Payable to Dr. Michael Dent

From time to time, Dr. Dent has made undocumented cash advances to the Company. Amounts due to Dr. Dent under such undocumented advances as of March 31, 2026 and December 31, 2025 were $50,000 and $319,840, respectively.

On January 14, 2026, Dr. Michael Dent advanced $20,000 to the Company in the form of an interest-free undocumented advance. On March 30, 2026, Dr. Michael Dent advanced $50,000 to the Company in the form of an interest-free undocumented advance.

All undocumented advances outstanding as of December, 31, 2025 and the $20,000 advance made on January 14, 2026, along with all convertible notes and deferred compensation payable to Dr. Dent, were refinanced into the February 2026 Dent Note as described above.

Deferred Compensation Payable to Dr. Michael Dent

As of March 31, 2026 and December 31, 2025, the Company owed Dr. Dent $-0- and $300,600, respectively, related to prior period deferred compensation. This deferred compensation, along with all convertible notes and undocumented advances payable to Dr. Dent, were refinanced into the February 2026 Dent Note as described above.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

SBA Disaster Relief Loans	$450,000	$450,000
Leaf Capital Note Payable, August 2024	46,594	74,550
1800 Diagonal Note Payable VIII, July 2025	44,015	176,061
1800 Diagonal Note Payable IX, October 2025	68,908	110,252
Vanquish Note Payable I, November 2025	137,816	137,816
Jacobs Note Payable, January 2026	25,000	—
Evergreen Note Payable, January 2026	240,000	—
Vanquish Note Payable II, January 2026	170,016	—
Face value of notes payable	1,182,349	948,679
Less: unamortized discounts	(210,734)	(109,027)
Notes payable, total	971,615	839,652
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$521,615	$389,652

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

Interest accrued on SBA loans as of March 31, 2026 and December 31, 2025 was $18,803 and $21,951, respectively. Interest expense (income) recognized on the loans was $4,161 and $4,392 in the three months ended March 31, 2026 and 2025, respectively. Payments against interest were $7,310 and $6,579 in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

Description of Other Notes Payable

On April 24, 2024, the Company issued a promissory note payable (the “April 2024 Note”) to an investor with a stated principal amount of $161,000 and prepaid interest of $19,320 for total repayments of $180,320. The Company received net proceeds of $118,787 after original issue discount of $21,000, fees of $5,000, and withholding of the final payment due on the August 2023 Note to the same investor in the amount of $16,213. The April 2024 Note did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on February 28, 2025. The Company was required to make 10 monthly payments of $18,032 starting May 30, 2024 and ending on February 28, 2025. The April 2024 Note gave the holder a conversion right at a 15% discount to the market price of the Company’s common stock only in the event of default. The Company determined that the fair value of the contingent conversion option was immaterial and therefore did not allocate any value related to the option to the proceeds received. The final installment payment on the April 2024 Note was made in February 2025.

On August 1, 2024, the Company’s wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649 (the “July 2024 Note”). The Company received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The July 2024 Note does not bear interest in excess of the original issue discount. The Company is required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The July 2024 Note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent. At inception, the Company recorded a discount against the note of $23,649, representing the difference between the total required repayments and the net proceeds received. As of March 31, 2026 and December 31, 2025, remaining principal payments were $46,594 and $74,550, respectively, and the net carrying value was $42,938 and $67,929, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

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

On July 29, 2025, the Company issued a promissory note to an investor with a stated principal amount of $154,440 and prepaid interest of $21,621 for total repayments of $176,061. The Company received net proceeds of $125,000 after original issue discount of $22,240 and fees of $7,200. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on May 30, 2026. The Company is required to make an initial payment of $88,031 on January 30, 2026 and four monthly payments of $22,008 starting February 28, 2026 and ending on May 30, 2026. The note gave the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $62,014, representing the fair value of the conversion option of $10,953 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $51,061. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815, “Derivatives and Hedging.” As of March 31, 2026 and December 31, 2025, remaining principal payments were $44,015 and $176,061, respectively, and the net carrying value was $31,816 and $145,562, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 3, 2025, the Company issued a promissory note to an investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 15, 2026. The Company is required to make 10 monthly payments of $13,782 starting November 15, 2025 and ending on August 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $45,676, representing the fair value of the conversion option of $7,860 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $37,816. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815, “Derivatives and Hedging.” As of March 31, 2026 and December 31, 2025, remaining principal payments were $68,908 and $110,253, respectively, and the net carrying value was $49,105 and $77,441, respectively.

On November 10, 2025, the Company issued a second promissory note payable to a different investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 30, 2026. The Company is required to make installments starting April 30, 2026 and ending on August 30, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $47,356, representing the fair value of the conversion option of $9,520 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $37,816. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815, “Derivatives and Hedging.” As of March 31, 2026 and December 31, 2025, remaining principal payments were $137,816 and $137,816, respectively, and the net carrying value was $113,260 and $98,720, respectively.

On January 14, 2026, the Company issued to an investor a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of Company common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $25,000. In connection with the note, the Company also issued the investor a five-year warrant to purchase 8,333 shares of Company common stock at an exercise price of $3.00 per share. At inception, the Company recorded a discount against the note of $9,699 for the allocated fair value of the warrant. As of March 31, 2026 and December 31, 2025, remaining principal payments were $25,000 and $-0-, respectively, and the net carrying value was $17,320 and $-0-, respectively.

On January 22, 2026, the Company issued a convertible promissory note to an investor with a stated principal amount of $240,000, an interest rate of 12% per annum and maturity upon the earlier of (i) six months from the issue date or upon a US senior exchange listing. The note is convertible into shares of Company common stock at a conversion price of $6.07 per share, subject to standard down round adjustment in the event that the Company issues equity instruments at a price lower than the conversion price. The Company received net proceeds of $200,000 after original issue discount of $40,000. The note also gives the holder a conversion right at a 20% discount to the market price of Company common stock only in the event of default. In connection with the note, the Company also issued the investor a five-year warrant to purchase 32,249 shares of Company common stock at an exercise price of $6.07 per share, subject to standard anti-dilution protection. At inception, the Company recorded a discount against the note of $110,880, representing the allocated fair value of the warrant of $44,437, the fair value of the conversion option of $26,443, and the original issue discount of $40,000. The discount is being amortized over the repayment period. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815, “Derivatives and Hedging.” On February 2, 2026, the Company issued a convertible note to a related party with a conversion price of $4.25, triggering the down round adjustment. As a result, the conversion price of the note was adjusted to $4.25, and the exercise price of the warrant was adjusted to $4.25, and the number of shares of common stock underlying the warrant increased to 47,059. The Company recognized a deemed dividend in the amount of $36,347 to reflect the change in fair value of the fixed conversion feature immediately before and after the down round adjustment to the conversion price. As of March 31, 2026 and December 31, 2025, remaining principal payments were $240,000 and $-0-, respectively, and the net carrying value was $149,777 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 27, 2026, the Company issued a promissory note to an investor with a stated principal amount of $151,800 and prepaid interest of $18,216 for total repayments of $170,016. The Company received net proceeds of $125,000 after original issue discount of $19,800 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2026. The Company is required to make an initial payment of $85,008 on July 15, 2026 and four monthly payments of $21,252 starting August 15, 2026 and ending on November 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of Company common stock only in the event of default. At inception, the Company recorded a discount against the note of $67,092, representing the fair value of the conversion option of $22,076 and the difference between the total required repayments and the net proceeds received in the amount of $45,016. The discount is being amortized over the repayment period. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815, “Derivatives and Hedging.” As of March 31, 2026 and December 31, 2025, remaining principal payments were $170,016 and $-0-, respectively, and the net carrying value was $117,399 and $-0-, respectively.

Notes Payable Activity

The Company has issued certain other notes payable to third parties that are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and derivative embedded conversion features (“ECFs”) in the convertible notes. Such notes payable that are carried at net amortized value were comprised of the following as of March 31, 2026 and December 31, 2025:

		Principal Outstanding		Unamortized Discount		Amortized Carrying Value
Inception	Maturity	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Date	Date	2026	2025	2026	2025	2026	2025
08/01/24	07/31/26	$46,594	$74,550	$(3,655)	$(6,620)	$42,939	$67,929
07/29/25	05/30/26	44,015	176,061	(12,200)	(30,499)	31,815	145,562
10/03/25	08/15/26	68,908	110,252	(19,803)	(32,812)	49,105	77,441
11/10/25	08/30/26	137,816	137,816	(24,556)	(39,096)	113,260	98,720
01/14/26	01/14/27	25,000	—	(7,680)	—	17,320	—
01/22/26	07/16/26	240,000	—	(90,223)	—	149,777	—
01/27/26	11/15/26	170,016	—	(52,617)	—	117,399	—
		$732,349	$498,679	$(210,734)	$(109,027)	$521,615	$389,652

Amortization of debt discount on such notes payable during the three months ended March 31, 2026 and 2025 was as follows:

Inception	Maturity	Principal	Three Months Ended March 31,
Date	Date	Amount	2026	2025
04/24/24	02/28/25	$180,320	$—	$8,772
08/01/24	07/31/26	223,649	2,964	2,964
01/16/25	01/15/25	168,728	—	18,932
01/24/25	01/30/25	112,746	—	9,615
02/14/25	12/15/25	136,528	—	5,407
07/29/25	05/30/26	176,061	18,299	—
10/03/25	08/15/26	137,816	13,009	—
11/10/25	08/30/26	137,816	14,540	—
01/14/26	01/14/27	25,000	2,020	—
01/22/26	07/16/26	240,000	20,657	—
01/27/26	11/15/26	170,016	14,475	—
			$85,964	$45,690

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Repayments on such notes payable during the three months ended March 31, 2026 and 2025 were as follows:

Inception	Maturity	Principal	Three Months Ended March 31,
Date	Date	Amount	2026	2025
04/24/24	02/28/25	$180,320	$—	$36,064
01/16/25	11/15/25	168,728	—	33,746
02/14/25	12/15/25	136,528	—	13,652
08/01/24	07/31/26	223,649	27,956	27,956
07/29/25	05/30/26	176,061	132,046	—
10/03/25	08/15/26	137,816	41,345	—
			$201,347	$111,418

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

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2026 and 2025 include the following:

	Three Months Ended March 31,
	2026	2025

Balance, beginning of period	$23,846	$—
Inception of derivative financial instruments	48,519	62,017
Change in fair value of derivative financial instruments	(32,169)	(45,038)
Conversion or extinguishment of derivative financial instruments	—	—

Balance, end of period	$40,196	$16,979

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Three Months Ended March 31,
	2026	2025

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.70% to 3.72%	4.15% to 4.18%
Expected life range (in years)	0.16 to 0.63	0.83 to 0.85
Volatility range	147.11% to 217.25%	164.80% to 165.62%
Dividend yield	0.00%	0.00%

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT

Private Placements

During the three months ended March 31, 2025, the Company sold 2,000 shares of common stock to one investor in a private placement transaction. The Company received $10,000 in proceeds from the sale. In connection with the stock sales, the Company also agreed to extend the expiration date on 1,176,471 warrants to purchase shares of common stock at an exercise price of $0.15 per share for an additional two years.

The Company had no private placement transactions during the three months ended March 31, 2026.

Common Stock Issuable

As of March 31, 2026 and December 31, 2025, the Company was obligated to issue the following shares:

	March 31, 2026		December 31, 2025
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$49,505	82,910	$49,498	9,931
Private placement issuable	11,851	12,121	11,851	12,121
	$61,356	95,031	$61,349	22,052

Stock Warrants

Transactions involving our stock warrants during the three months ended March 31, 2026 and 2025 are summarized as follows:

	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	804,351	$16.31	1,014,888	$16.00
Granted during the period	49,615	$5.04	13,534	$4.00
Exercised during the period	—	$—	—	$—
Expired during the period	(195,252)	$(34.27)	(225,420)	$(13.00)
Down round adjustments during the period	14,110	4.25	—	—
Outstanding at end of the period	672,824	$9.92	803,002	$17.00

Exercisable at end of the period	672,824	$9.92	803,002	$17.00

Weighted average remaining life	5.5	years	4.5	years

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2026:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.02 to 10.00	459,698	7.3	$4.80	459,698	$4.80
$10.01 to 25.00	184,434	2.0	$15.00	184,434	$15.00
$25.01 to 50.00	5,334	0.4	$25.00	5,334	$25.00
$50.01 to 105.00	23,358	0.4	$67.28	23,358	$67.28
$0.02 to 105.00	672,824	5.5	$9.92	672,824	$9.92

During the three months ended March 31, 2026 and 2025, the Company issued 49,615 and 13,534 warrants, respectively, the aggregate grant date fair value of which was $63,836 and $25,625, respectively. There were no warrants exercised during the three months ended March 31, 2026 or 2025. The fair value of the warrants was calculated using the following range of assumptions:

	2026	2025
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.72% to 3.85%	3.65% to 4.69%
Expected life range (in years)	5.00 years	5.00 to 10.00 years
Volatility range	151.64% to 152.41%	139.73% to 173.25%
Dividend yield	0.00%	0.00%
Expected forfeiture	33.00%	33.00%

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Amounts recognized in the financial statements with respect to the EIPs in the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Total cost of share-based payment plans during the period	$297,522	$7,126
Amounts capitalized in deferred equity compensation during period	$—	$—
Amounts written off from deferred equity compensation during period	$—	$—
Amounts charged against income for amounts previously capitalized	$—	$—
Amounts charged against income, before income tax benefit	$297,522	$7,126
Amount of related income tax benefit recognized in income	$—	$—

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the three months ended March 31, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	135,791	$4.26	61,574	$7.00
Granted during the period	—	$—	—	$—
Exercised during the period	—	$—	—	$—
Forfeited during the period	(4,617)	$(9.66)	—	$—
Outstanding at end of period	131,174	$4.07	61,574	$7.00

Options exercisable at period-end	112,674	$4.15	50,074	$7.00

As of March 31, 2026, there was $19,142 of total unrecognized compensation cost related to options granted under the EIPs. That cost is expected to be recognized over a weighted-average period of 0.3 years.

No options were granted during the years ended three months ended March 31, 2026 or 2025. The total fair value of options vested during the three months ended March 31, 2026 and 2025 was $27,108 and $7,966, respectively. No options were exercised during the three months ended March 31, 2026 or 2025. Stock based compensation expense related to stock options was $22,627 and $7,126 in the three months ended March 31, 2026 and 2025, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. The fair value of options granted for the three months ended March 31, 2026 and 2025 was calculated using the following range of assumptions:

	2026	2025
Pricing model utilized	No Grants	No Grants
Risk free rate range	No Grants	No Grants
Expected life range (in years)	No Grants	No Grants
Volatility range	No Grants	No Grants
Dividend yield	No Grants	No Grants
Expected forfeiture	No Grants	No Grants

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the three months ended March 31, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	33,000	$2.23	13,500	$5.00
Granted	—	$—	—	$—
Vested	(14,500)	$(1.87)	(2,000)	$(4.00)
Forfeited	—	$—	—	$—
Nonvested options at end of period	18,500	$2.51	11,500	$5.00

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the three months ended March 31, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	346,250	$1.43	—	$—
Granted	—	$—	—	$—
Vested	(49,688)	$(1.39)	—	$—
Forfeited	—	$—	—	$—
Nonvested grants at end of period	296,562	$1.43	—	$—

As of March 31, 2026, there was $268,157 of total unrecognized compensation cost related to stock grants made under the EIPs. The aggregate fair value of share grants that vested during the three months ended March 31, 2026 and 2025 was $69,096 and $-0-, respectively. Stock based compensation expense related to stock grants was $69,095 and $-0- in the three months ended March 31, 2026 and 2025, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 100% and 96% of its product sales made through MOD in the three months ended March 31, 2026 and 2025, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 15 – SEGMENT REPORTING

As of March 31, 2026, the Company had three reportable segments: (1) Health Services, comprised of a single patient service practice under the NCFM brand that includes the NCFM, AEU and CCN service offerings, (2) Digital Healthcare, which develops and markets the “HealthLynked Network,” an online personal medical information and record archive system, and (3) Medical Distribution, comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices. During October 2025, the Company sold the assets associated with its BTG practice, which had previously been included in the Health Services segment.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2026 was as follows:

	Three Months Ended March 31, 2026
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$418,613	$—	$—	$418,613
Subscription revenue	—	3,494	—	3,494
Product and other revenue	—	—	1,358	1,358
Total revenue	418,613	3,494	1,358	423,465

Operating Expenses
Practice salaries and benefits	142,104	—	—	142,104
Other practice operating expenses	99,819	—	—	99,819
Cost of product revenue	—	—	9,034	9,034
Selling, general and administrative expenses	—	844,655	2,626	847,281
Depreciation and amortization	24,866	1,174	—	26,040
Total Operating Expenses	266,789	845,829	11,660	1,124,278

Income (loss) from operations	$151,824	$(842,335)	$(10,302)	$(700,813)

Other Segment Information
Gain on extinguishment of debt	$—	$(1,328,069)	$—	$(1,328,069)
Loss on change in fair value of debt	$—	$2,180,526	$—	$2,180,526
Gain on change in fair value of derivative financial instruments	$—	$(32,169)	$—	$(32,169)
Amortization of original issue discounts on notes payable	$2,964	$85,020	$—	$87,984
Interest expense and other	$2,774	$9,445	$—	$12,219

Identifiable Assets
Identifiable assets as of March 31, 2026	$125,417	$1,499,184	$1,190	$1,625,791
Identifiable assets as of December 31, 2025	$182,146	$1,519,025	$1,175	$1,702,346

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended March 31, 2025 was as follows:

	Three Months Ended March 31, 2025
	Health Services	Digital Healthcare	Medical Distribution	Total
Revenue
Patient service revenue, net	$752,015	$—	$—	$752,015
Subscription revenue	—	9,584	—	9,584
Product and other revenue	—	—	12,609	12,609
Total revenue	752,015	9,584	12,609	774,208

Operating Expenses
Practice salaries and benefits	402,366	—	—	402,366
Other practice operating expenses	313,976	—	—	313,976
Cost of product revenue	—	—	17,816	17,816
Selling, general and administrative expenses	—	620,541	8,874	629,415
Depreciation and amortization	26,850	1,174	—	28,024
Total Operating Expenses	743,192	621,715	26,690	1,391,597

Loss from operations	$8,823	$(612,131)	$(14,081)	$(617,389)

Other Segment Information
Loss on extinguishment of debt	$—	$(42,726)	$—	$(42,726)
Change in fair value of debt	$—	$49,186	$—	$49,186
Gain on change in fair value of derivative financial instruments	$—	$(45,038)	$—	$(45,038)
Amortization of original issue discounts on notes payable	$2,964	$402,149	$—	$405,113
Interest expense and other	$(7,072)	$74,087	$—	$67,015

Identifiable Assets
Identifiable assets as of March 31, 2025	$373,572	$1,681,663	$2,079	$2,057,314

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Contingent sale consideration receivable	$—	$—	$1,463,518	$1,463,518	$—	$—	$1,463,518	$1,463,518
Liabilities:
Derivative financial instruments	—	—	40,196	40,196	—	—	23,846	23,846
Convertible notes payable to related party	—	—	6,413,357	6,413,357	—	—	4,256,099	4,256,099
	$—	$—	$6,453,553	$6,453,553	$—	$—	$4,279,945	$4,279,945

Certain notes payable to a related party carried at fair value and contingent acquisition consideration payable are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025

Change in fair value of debt	$(2,180,526)	$(49,186)
Change in fair value of derivative financial instruments	$32,169	$45,038

Total	$(2,148,357)	$(4,148)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2026, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

On April 8, 2026, Dr. Michael Dent advanced $50,000 to the Company in the form of an interest-free undocumented advance.

On April 20, 2026, Dr. Michael Dent advanced $30,000 to the Company in the form of an interest-free undocumented advance.

On April 30, 2026, Dr. Michael Dent advanced $50,000 to the Company in the form of an interest-free undocumented advance.

On May 5, 2026, Dr. Michael Dent advanced $90,000 to the Company in the form of an interest-free undocumented advance.

On May 11, 2026, Dr. Michael Dent advanced $60,000 to the Company in the form of an interest-free undocumented advance.

On May 15, 2026, the Company received from the Buyer in the AHP Sale an extension related to the remaining IPO Share Consideration until November 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

General

HealthLynked Corp. (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on August 4, 2014. We currently operate in three distinct divisions:

●	Health Services Division: This division is comprised of a single patient service practice under the NCFM brand that includes the combined service offerings of (i) NCFM, a functional medical practice engaged in improving the health of its patients through individualized and integrative health care, (ii) CCN, a primary care providing a comprehensive range of medical services, and (iii) AEU, a minimally and non-invasive cosmetic services. During October 2025, the Company sold the assets associated with its BTG practice, which had previously been included in the Health Services segment.

●	Digital Healthcare Division: At the forefront of healthcare innovation, this division develops and manages an advanced online concierge medical service. The HealthLynked Network facilitates efficient management of medical records and care, allowing seamless patient appointment scheduling, comprehensive telemedicine services, and a cloud-based system for medical information and records management. It also supports physicians in expanding their practices and acquiring new patients through our robust online scheduling system.

●	Medical Distribution Division: MedOffice Direct LLC (“MOD”), a part of this division, operates as a virtual distributor of discounted medical supplies to consumers and medical practices nationwide, ensuring timely and cost-effective delivery.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%

Patient service revenue, net	$418,613	$752,015	$(333,402)	-44%
Subscription revenue	3,494	9,584	(6,090)	-64%
Product revenue	1,358	12,609	(11,251)	-89%
Total revenue	423,465	774,208	(350,743)	-45%

Operating Expenses and Costs
Practice salaries and benefits	142,104	402,366	(260,262)	-65%
Other practice operating expenses	99,819	313,976	(214,157)	-68%
Cost of product revenue	9,034	17,816	(8,782)	-49%
Selling, general and administrative expenses	847,281	629,415	217,866	35%
Depreciation and amortization	26,040	28,024	(1,984)	-7%
Loss from operations	(700,813)	(617,389)	(83,424)	14%

Other Income (Expenses)
Gain on extinguishment of debt	1,328,069	42,726	1,285,343	3008%
Loss on change in fair value of debt	(2,180,526)	(49,186)	(2,131,340)	4333%
Gain on change in fair value of derivative financial instruments	32,169	45,038	(12,869)	-29%
Amortization of original issue discounts on notes payable	(87,984)	(405,113)	317,129	-78%
Interest expense and other	(12,219)	(67,015)	54,796	-82%
Total other income (expenses)	(920,491)	(433,550)	(486,941)	112%

Net loss	$(1,621,304)	$(1,050,939)	$(570,365)	54%

*	Denotes line item on statement of operations for which there was no corresponding activity in the same period of prior year.

Revenue

Patient service revenue decreased by $333,402, or 44% year-over-year, from $752,015 in the three months ended March 31, 2025, to $418,613 in the three months ended March 31, 2026, primarily as a result of (i) the downsizing and combination of services offerings for our Health Services Division into a single patient service practice under the NCFM brand in May 2025, representing a year-over-year decline in revenue of $226,341, or 35%, and (ii) the sale of the BTG practice assets in October 2025, representing a year-over-year decline in revenue of $107,061, or 100%. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $474,419, or 66%, from the three months ended March 31, 2025 to the three months ended March 31, 2026.

Subscription revenue in the three months ended March 31, 2026 decreased by $6,090, or 64% year-over-year, to $3,494 in the three months ended March 31, 2026, from $9,584 in the three months ended March 31, 2025, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $1,358 in the three months ended March 31, 2026, compared to $12,609 in the three months ended March 31, 2025, a decrease of $11,251, or 89%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $260,262, or 65%, to $142,104 in the three months ended March 31, 2026, compared to $402,366 in the three months ended March 31, 2025, primarily as a result of focused cost reduction efforts at all of our practices starting in 2023 and continuing into 2025.

Other practice operating costs decreased by $214,157 or 68%, to $99,819 in the three months ended March 31, 2026 from $313,976 in the three months ended March 31, 2025, primarily as a result of focused cost reduction efforts at all of our practices starting in 2023 and continuing into 2025.

Cost of product revenue was $9,034 in the three months ended March 31, 2026, a decrease of $8,782, or 49%, compared to $17,816 in the same period of 2025, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs increased by $217,866, or 35%, to $847,281 in the three months ended March 31, 2026 compared to $629,415 in the three months ended March 31, 2025, primarily due to higher stock based compensation charges by $290,396, offset by lower salaries, office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the three months ended March 31, 2026 decreased by $1,984, or 7%, to $26,040, compared to $28,024 in the three months ended March 31, 2025, primarily as a result of a slightly lower depreciable fixed asset base in the three months ended March 31, 2026.

Loss from operations increased by $83,424, or 14%, to $700,813 in the three months ended March 31, 2026 compared to $617,389 in the three months ended March 31, 2025, primarily as a result of lower revenue from our scaled-down patient service practices and higher stock based compensation expense in 2026, offset by reduced practice operating costs and other cash-based corporate overhead costs.

Other Income (Expenses)

Gain on extinguishment of debt in the three months ended March 31, 2026 was a gain of $1,328,069, compared to $42,726 in the three months ended March 31, 2025. Gain on extinguishment of debt in the three months ended March 31, 2026 resulted from the refinancing on February 2, 2026 (the “Dent Refinancing”) of all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 payable to Dr. Michael Dent (the “Prior Dent Debt”) into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). Gain on extinguishment of debt in the three months ended March 31, 2025 resulted from the extension of 12 notes payable to Dr. Dent during the quarter.

Loss on the change in fair value of debt in the three months ended March 31, 2026 was $2,180,526 comprised of (i) a loss of $1,816,073 from the change in fair value of the February 2026 Dent Note between its issuance date of February 2, 2026 and March 31, 2026, and (ii) a loss of $364,453 from the change in fair value of certain notes payable including in the refinanced Prior Dent Debt between December 1, 2025 and the Dent Refinancing date of February 2, 2026. Loss on the change in fair value of debt in the three months ended March 31, 2025 was $49,186 related to 13 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Gain on change in fair value of derivative financial instruments was $32.169 in the three months ended March 31, 2026, a decrease of $12.869, or 29%, compared to a gain of $45,038 in the three months ended March 31, 2025. These gains result from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended March 31, 2026 was $87,984, a decrease of $317,129, or 78%, compared to $405,113 in the three months ended March 31, 2025. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable being amortized in 2025, and therefore larger corresponding amortizable discount balances, in 2025 compared to 2026.

Interest expense and other decreased by $54,796, or 82%, to $12,219 for the three months ended March 31, 2026, compared to $67,015 in the three months ended March 31, 2025, due primarily to debt associated with our largest debtholder, Dr. Michael Dent, being carried at fair value. Interest charges are reflected as future cash outflows, and therefore through the change in fair value of debt rather than through interest expense, for instruments carried at fair value.

Total other net expenses increased by $486,941, or 112%, to net expense of $920,491 in the three months ended March 31, 2026 compared to net expense of $433,550 in the three months ended March 31, 2025. The change was primarily a result of an increased loss on change in fair value of debt from the increase in fair value of the February 2026 Dent Note during the three months ended March 31, 2026, offset by higher gains on extinguishment of debt related to the Dent Refinancing, lower debt-related discount amortization and lower interest charges.

Net loss

Net loss increased by $570,365, or 54%, to $1,621,304 in the three months ended March 31, 2026, compared to net loss of $1,050,939 in the three months ended March 31, 2025, primarily as a result of (i) increased loss on change in fair value of debt from the increase in fair value of the February 2026 Dent Note during the three months ended March 31, 2026, (ii) lower revenue from our practices, and (iii) higher stock-based compensation expense, offset by (iv) higher gains on extinguishment of debt related to the Dent Refinancing, (v) reduced practice operating costs resulting from substantial downsizing and cost cutting measures, and (vi) and lower debt-related discount amortization and interest charges.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our operations.

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (May 15, 2027).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before May 15, 2027 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through May 15, 2027. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of March 31, 2026, we had cash balances of $23,973, a working capital deficit of $6,658,253 and an accumulated deficit of $52,196,869. For the three months ended March 31, 2026, we had a net loss of $1,621,304 and used cash from operating activities of $221,976. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through March 31, 2026, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

During the three months ended March 31, 2026, we issued new convertible notes payable to related parties for aggregate net cash proceeds of $95,000 and refinanced existing notes payable to our CEO, Dr. Michael Dent, with an aggregate principal value of $4,338,192. We also issued notes payable to third parties for net cash proceeds of $350,000. We made repayments on related party and third-party notes of $236,187 in three months ended March 31, 2026.

On February 2, 2026, we refinanced all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 into the February 2026 Dent Note in the principal amount of $5,715,812. The February 2026 Dent Note accrues interest at a rate of 12% per year and matures on February 2, 2029, at which time all outstanding principal and interest is due. The February 2026 Dent Note is convertible into shares of common stock at any time at the holder’s discretion at a conversion price of $4.25 per share, subject to adjustment in the event of a future offering by us at a price lower than the conversion price.

On February 9, 2026, we filed a Form S-1 registration statement with the SEC for the sale of up to $7,500,000 shares of our common stock at a proposed offering price between $4.00 and $6.00 per share (the “Common Stock Offering”). On April 30, 2026, we filed an amendment to Form S-1 registration statement with the SEC. Any proceeds from the offering are subject to effectiveness of the Offering Statement and demand from the market to purchase our common stock.

Without raising additional capital, whether via the sale of equity or debt instruments, from proceeds from the Common Stock Offering, from receipt of remaining contingent consideration related to the sale of AHP, from the sale of our current practices, or from other sources, there is substantial doubt about our ability to continue as a going concern through May 15, 2027. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the years ended three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(221,976)	$(432,553)
Investing activities	—	—
Financing activities	208,813	378,582
Net increase (decrease) in cash	$(13,163)	$(53,971)

Operating Activities – During the three months ended March 31, 2026, we used cash from operating activities of $221,976, as compared with $432,553 in the three months ended March 31, 2025. The decrease in cash usage results primarily from cost reduction efforts at our Health Services practices and corporate office.

Investing Activities – We did not have any cash flows from investing activities during the three months ended March 31, 2026 or 2025.

Financing Activities – During the three months ended March 31, 2026 and 2025, we received cash of $208,813 and $378,582, respectively, from financing activities. Cash provided by financing activities in 2026 was comprised of $350,000 from the issuance of notes payable to third parties and $95,000 from the issuance of notes payable to related parties, offset by $236,187 repayments made against notes payable balances to third parties and related party advances. During the three months ended March 31, 2025, cash provided by financing activities was $378,582, comprised of $10,000, from the sale of common stock, $305,000 from the issuance of notes payable to third parties and $175,000 from the issuance of notes payable to related parties, offset by $111,418 repayments made against notes payable balances to third parties.

Exercise of Warrants and Options

No warrants or options were exercised during the three months ended March 31, 2026 or 2025.

Other Outstanding Obligations at March 31, 2026

As of March 31, 2026, 672,824 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $1.65 to $90.00.

As of March 31, 2026, 131,174 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $2.20 to $16.10.

As of March 31, 2026, 95,031 shares of our common stock were earned but unissued pursuant to consulting and private placement agreements.

As of March 31, 2026, 1,345,032 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holders of those instruments, Dr. Michael Dent and Jason Bishara.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 22, 2026, we issued a convertible promissory note to an investor with a stated principal amount of $240,000, an interest rate of 12% per annum and maturity upon the earlier of (i) six months from the issue date or upon a US senior exchange listing. The note is convertible into shares of our common stock at a fixed conversion price of $6.07 per share. We received net proceeds of $200,000 after original issue discount of $40,000. The note gives the holder a conversion right at a 20% discount to the market price of our common stock only in the event of default. In connection with the note, we also issued the investor a five-year warrant to purchase 32,249 shares of our common stock at an exercise price of $6.07 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

Dated: May 15, 2026

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Jeremy Daniel
	Name:	Jeremy Daniel
	Title:	Chief Financial Officer and Principal Financial Officer