Form 10-Q
period 2026-06-30
HealthLynked Corp
filed 2026-08-14
CIK 1680139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 2,953,225 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash	$12,844	$37,136
Inventory, net	18,300	17,962
Prepaid expenses and other current assets	50,176	32,935
Contingent sale consideration receivable	1,463,518	1,463,518
Total Current Assets	1,544,838	1,551,551

Property and equipment, net of accumulated depreciation of $764,979 and $728,710 as of June 30, 2026 and December 31, 2025, respectively	38,437	74,705
Right of use lease assets	9,715	76,090

Total Assets	$1,592,990	$1,702,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other current liabilities	$1,071,233	$821,480
Contract liabilities	28,366	25,924
Lease liability, current portion	9,715	75,168
Derivative financial instruments	23,663	23,846
Notes payable and other amounts due to related party, net of unamortized discounts of $5,261 and $-0- as of June 30, 2026 and December 31, 2025, respectively	7,041,218	5,533,231
Notes payable, current portion, net of unamortized discounts of $134,091 and $109,027 as of June 30, 2026 and December 31, 2025, respectively	578,088	389,652
Indemnification liability	143,974	143,974
Total Current Liabilities	8,896,257	7,013,275

Long-Term Liabilities
Lease liability, long term portion	---	922
Government and other notes payable, long term portion	450,000	450,000

Total Liabilities	9,346,257	7,464,197

Commitments and contingencies (Note 14)

Shareholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 2,953,225 and 2,881,104 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	295	288
Series B convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 2,750,000 and 2,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,750	2,750
Common stock issuable, $0.0001 par value; 132,597 and 22,052 as of June 30, 2026 and December 31, 2025, respectively	49,510	61,349
Additional paid-in capital	45,210,752	44,712,980
Accumulated deficit	(53,016,574)	(50,539,218)
Total Shareholders’ Deficit	(7,753,267)	(5,761,851)

Total Liabilities and Shareholders’ Deficit	$1,592,990	$1,702,346

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Patient service revenue, net	$230,515	$572,840	$649,128	$1,324,855
Subscription revenue	7,187	7,099	10,681	16,683
Product revenue	12,128	12,421	13,486	25,030
Total revenue	249,830	592,360	673,295	1,366,568

Operating Expenses and Costs
Practice salaries and benefits	139,223	285,379	281,327	687,745
Other practice operating expenses	122,185	247,395	222,004	561,371
Cost of product revenue	(520)	15,978	8,514	33,794
Selling, general and administrative expenses	517,489	451,755	1,364,770	1,081,170
Depreciation and amortization	10,229	27,238	36,269	55,262
Total Operating Expenses and Costs	788,606	1,027,745	1,912,884	2,419,342

Loss from operations	(538,776)	(435,385)	(1,239,589)	(1,052,774)

Other Income (Expenses)
Gain on extinguishment of debt	---	132,246	1,328,069	174,972
Loss on change in fair value of debt	(143,123)	(105,502)	(2,323,649)	(154,688)
Gain on change in fair value of derivative financial instruments	32,599	694	64,768	45,732
Amortization of original issue discounts on notes payable	(150,954)	(214,580)	(238,938)	(619,693)
Interest expense and other	(19,451)	(78,511)	(31,670)	(145,526)
Total other income (expenses)	(280,929)	(265,653)	(1,201,420)	(699,203)

Loss before provision for income taxes	(819,705)	(701,038)	(2,441,009)	(1,751,977)

Provision for income taxes	---	---	---	---

Net loss	$(819,705)	$(701,038)	$(2,441,009)	$(1,751,977)

Deemed dividend	---	---	(36,347)	---

Net loss to common shareholders	$(819,705)	$(701,038)	$(2,477,356)	$(1,751,977)

Net loss per share, basic and diluted:
Basic	$(0.28)	$(0.25)	$(0.84)	$(0.62)
Fully diluted	$(0.28)	$(0.25)	$(0.84)	$(0.62)

Net loss to common shareholders per share, basic and diluted:
Basic	$(0.28)	$(0.25)	$(0.85)	$(0.62)
Fully diluted	$(0.28)	$(0.25)	$(0.85)	$(0.62)

Weighted average number of common shares:
Basic	2,942,170	2,819,472	2,922,186	2,819,472
Fully diluted	2,942,170	2,819,472	2,922,186	2,819,472

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Number of Shares				Common	Additional		Total
	Common	Preferred	Common	Preferred	Stock	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Stock	Stock	Issuable	Capital	Deficit	Deficit
	(#)	(#)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2025	2,881,104	2,750,000	288	2,750	61,349	44,712,980	(50,539,218)	(5,761,851)

Fair value of warrants allocated to proceeds of convertible notes payable	---	---	---	---	---	63,834	---	63,834
Consultant and director fees payable with common shares and warrants	60,000	---	6	---	7	205,787	---	205,800
Shares and options issued to employees	---	---	---	---	---	91,722	---	91,722
Deemed dividend resulting from down round adjustment	---	---	---	---	---	36,347	(36,347)	---
Net loss	---	---	---	---	---	---	(1,621,304)	(1,621,304)

Balance at March 31, 2026	2,941,104	2,750,000	294	2,750	61,356	45,110,670	(52,196,869)	(7,021,799)

Issuance of previously subscribed shares	12,121	---	1	---	(11,851)	11,850	---	---
Consultant and director fees payable with common shares and warrants		---		---	4	77,745	---	77,749
Shares and options issued to employees	---	---	---	---	1	10,487	---	10,488
Net loss	---	---	---	---	---	---	(819,705)	(819,705)

Balance at June 30, 2026	2,953,225	2,750,000	295	2,750	49,510	45,210,752	(53,016,574)	(7,753,267)

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

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(2,441,009)	$(1,751,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,269	55,262
Stock based compensation, including amortization of deferred equity compensation	385,759	12,392
Gain on change in fair value of derivative financial instruments	(64,768)	(45,732)
Amortization of debt discount	238,938	619,693
Gain on extinguishment of debt	(1,328,069)	(174,972)
Loss on change in fair value of debt	2,323,649	154,688
Changes in operating assets and liabilities:
Inventory	(339)	17,098
Contract assets	---	9,381
Prepaid expenses and other current assets	(17,241)	29,461
Right of use lease assets	55,497	122,121
Accounts payable and accrued expenses	292,260	302,982
Lease liability	(55,497)	(123,153)
Contract liabilities	2,442	(77,333)
Net cash used in operating activities	(572,109)	(850,089)

Cash Flows from Investing Activities
Net cash used in investing activities	---	---

Cash Flows from Financing Activities
Proceeds from sale of common stock	---	10,000
Proceeds from related party notes payable and advances	515,000	710,000
Proceeds from third party notes payable and advances	500,000	305,000
Repayment of related party notes payable and advances	(39,840)	---
Repayment of third party notes payable	(427,343)	(230,951)
Net cash provided by financing activities	547,817	794,049

Net decrease in cash	(24,292)	(56,040)
Cash, beginning of period	37,136	76,241

Cash, end of period	$12,844	$20,201

(continued)

HEALTHLYNKED CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026		2025
Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$10,232		$13,158
Cash paid during the period for income tax	$	---	$	---
Schedule of non-cash investing and financing activities:
Recognition of operating lease: right of use asset and lease liability	$	---		$29,997
Extinguishment of operating lease: right of use asset and lease liability		$(10,878)		$(115,172)
Fair value of warrants allocated to proceeds of related party notes payable		$9,699	$	---
Fair value of warrants allocated to proceeds of third party notes payable		$54,135	$	---
Fair value of derivative financial instruments allocated to proceeds of third party notes payable		$64,585		$62,017
Fair value of beneficial conversion feature allocated to proceeds of related party notes payable	$	---		$58,724
Original issue discounts allocated to proceeds of notes payable		$140,843		$113,002
Fair value of warrants issued to extend related party debt	$	---		$47,751
Principal amount of convertible notes payable to related party refinanced		$4,338,192		$2,981,500
Deferred compensation payable included in principal balance of notes payable to related party		$300,600	$	---
Principal amount of undocumented advances converted to convertible note payable to related party		$269,840		$420,000
Accrued interest included in fair value of note payable		$42,509		$234,329
Accounts payable included in principal balance of notes payable to related party	$			$27,692
Incremental fair value of convertible note payable to related party resulting from refinancing		$1,328,069		$11,607
Fair value of shares issued for equity issuance costs	$	---		$6,000
Deemed dividend resulting from down round adjustment		$36,347	$	---
Issuance of previously subscribed shares		$11,851	$	---

See the accompanying notes to these Unaudited Condensed Consolidated Financial Statements

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

Presentation

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024, respectively, which are included in the Company’s Form 10-K, filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2026. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results for the entire year ending December 31, 2026.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

Uncertainty Due to Geopolitical Events

Due to the U.S.-Iran, Hamas-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three and six months ended June 30, 2026, at this time the Company is unable to fully assess the aggregate impact the conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

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

JUNE 30, 2026 (UNAUDITED)

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in cash balances in excess of the FDIC insured limit as of June 30, 2026 and December 31, 2025, respectively.

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

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

The Company reassesses the terms of its convertible instruments upon modification or triggering events to determine the appropriate accounting treatment. The Company recognized deemed dividends in the amount of $-0- and $-0- in the three months ended June 30, 2026 and 2025, respectively, and $36,347 and $-0- in the six months ended June 30, 2026 and 2025, respectively, related to triggered down round adjustments.

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

JUNE 30, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provided for the three or six months ended June 30, 2026 or 2025, since the Company sustained a loss for all periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company carries its note payable to a related party and derivative financial instruments at fair value on a recurring basis. The fair value of the note payable to a related party is determined using valuation techniques that incorporate significant unobservable inputs, including assumptions regarding the Company's credit risk, the market yield applicable to similar debt instruments, and other terms of the note, and is classified as a Level 3 fair value measurement.

Derivative financial instruments are measured at fair value at each reporting date. Depending on the specific terms and characteristics of the derivative, fair value is determined using valuation models that may incorporate observable market data and significant unobservable assumptions, including the Company's stock price, expected volatility, remaining term, probability-weighted scenarios, and other relevant inputs. Derivative financial instruments are generally classified as Level 3 within the fair value hierarchy when significant unobservable inputs are used in the valuation.

Non-Recurring Fair Value Measurements

Contingent sale consideration receivable was measured at fair value on the sale date pursuant to the guidance in FASB Emerging Issues Task Force Issue 09-4, “Seller Accounting for Contingent Consideration,” (“EITF 09-4”). The fair value of the IPO Share Consideration was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. The Company elected to subsequently treat contingent sale consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved pursuant to EITF 09-4.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2026 and 2025, the Company reported a net loss and excluded all outstanding stock options, warrants and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of June 30, 2026 and December 31, 2025, potentially dilutive securities were comprised of (i) 670,949 and 804,351 warrants outstanding, respectively, (ii) 131,174 and 135,791 stock options outstanding, respectively, (iii) up to 132,597 and 22,052 common shares issuable that are earned but not paid under consulting and director compensation arrangements, (iv) up to 1,409,836 and 1,260,936 shares potentially issuable upon conversion of outstanding fixed price convertible notes payable, (v) 246,875 and 346,250 stock grants subject to future vesting, and (vi) up to 137,500 and 137,500 shares of common stock issuable upon conversion of Series B Preferred stock.

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

JUNE 30, 2026 (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company uses the “management approach” under ASC 280, “Segment Reporting,” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three reportable segments: (1) Health Services, comprised of a single patient service practice under the NCFM brand that includes the NCFM, AEU and CCN service offerings, (2) Digital Healthcare, which develops and markets the “HealthLynked Network,” an online personal medical information and record archive system, and (3) Medical Distribution, comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices. During October 2025, the Company sold the assets associated with its BTG practice, which had previously been included in the Health Services segment.

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

JUNE 30, 2026 (UNAUDITED)

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

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. Pursuant to ASU 2014-15, in evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 14, 2026), or through August 14, 2027. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 14, 2027.

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

As of June 30, 2026, the Company had cash balances of $12,844, a working capital deficit of $7,351,419 and an accumulated deficit of $53,016,574. For the six months ended June 30, 2026, the Company had a net loss of $2,441,009 and used cash from operating activities of $572,109. The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued.

During the six months ended June 30, 2026, the Company received (i) net proceeds from the issuance of notes payable to related parties and third parties and advances totaling $1,015,000, and (ii) made repayments on notes payable to related parties and third parties totaling $467,183.

Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through August 14, 2027. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 4 – DISPOSITIONS

Sale of AHP

On January 17, 2023, the Company entered into the AHP Merger Agreement, pursuant to which PBACO Holding, LLC (the “Buyer”) agreed to buy, and the Company agreed to sell, AHP (the “AHP Sale”). Pursuant to the terms of the AHP Merger Agreement, the Company received or was entitled to receive certain upfront and contingent consideration. As of June 30, 2026 and December 31, 2025, remaining unresolved consideration was comprised of shares of the Buyer’s common stock issuable to the Company in the event that the Buyer completes an initial public offering (“IPO”) by a prescribed date. The Company is entitled to shares in the public entity at the time of the IPO with a value equal to AHP’s 2021 earnings before interest, taxes depreciation and amortization (“EBITDA”) times the multiple of EBITDA used to value the Buyer’s IPO shares, net of any cash consideration previously paid by the Buyer and subject to vesting requirements detailed in the AHP Merger Agreement (the “IPO Share Consideration”). The prescribed date by which the IPO must be completed was originally February 1, 2025 and has been extended by the Buyer to November 17, 2026 for no additional consideration.

The Company was also required to indemnify the Buyer against liabilities arising from Buyer’s operation of AHP prior to the Buyer’s IPO date, less a deductible equal to 1% of the aggregate merger consideration (the “Indemnification Liability”).

The Company elected to record the contingent portion of consideration receivable, including the IPO Share Consideration, at fair value on the sale date pursuant to the guidance in EITF 09-4. The fair value of the IPO Share Consideration was determined using an expected present value approach, which applies a discount rate to a probability-weighted stream of net cash flows based on multiple scenarios, as estimated by management. As such, the fair value of the IPO Share Consideration relies on significant unobservable inputs and assumptions and there is uncertainty in the expected future cash flows used in the fair valuation. Significant assumptions related to the valuation of the IPO Share Consideration include the likelihood of a Buyer IPO and the valuation of the Buyer’s common stock in a potential IPO.

After January 17, 2023, and as prescribed under EITF 09-4, the Company elected to subsequently treat contingent consideration receivable, including the IPO Share Consideration, using gain contingency guidance and only record a gain or loss when the contingency is resolved. Accordingly, the Company does not prospectively remeasure the fair value of contingent consideration receivable each reporting period. The Company recognizes gains and losses from realization of contingent sale consideration receivable for the difference between the realized (or realizable) value of resolved contingent consideration components and the initial fair value recorded at the sale date. No gain from realization of contingent sale consideration receivable was recognized during the three or six months ended June 30, 2026 or 2025.

The carrying value of the remaining unresolved components of contingent consideration receivable as of June 30, 2026 and December 31, 2025 was as follows:

	June 30,	December 31,
	2026	2025
Assets:
IPO Share consideration	$1,463,518	$1,463,518

Liabilities:
Indemnification Clause	$143,974	$143,974

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025

Insurance prepayments	$883	$7,028
Other expense prepayments	28,059	11,914
MOD receipts in transit	7,241	---
Lease deposits	13,993	13,993
Total prepaid expenses and other	50,176	32,935

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025

Medical equipment	$646,211	$646,211
Furniture, office equipment and leasehold improvements	157,205	157,204

Total property and equipment	803,416	803,415
Less: accumulated depreciation	(764,979)	(728,710)

Property and equipment, net	$38,437	$74,705

Depreciation expense was $10,229 and $27,238, during the three months ended June 30, 2026 and 2025, respectively, and $36,269 and $55,262 during the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 – LEASES

As of June 30, 2026, the Company had an operating lease, and related amendments thereto, for office space housing its consolidated NCFM, AEU and CCN practices along with its Digital Healthcare and administrative functions expiring in July 2026. The Company did not renew the lease on this facility. Effective August 1, 2026, the Company agreed to a month-to-month rental on a new office space for its Health Services Division, Digital Healthcare and administrative functions. As of June 30, 2026, the Company’s weighted-average remaining lease term relating to its operating leases was 0.1 years, with a weighted-average discount rate of 22.77%.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31
	2026	2025
Lease assets	$9,715	$76,090

Lease liabilities
Lease liabilities (short term)	$9,715	$75,168
Lease liabilities (long term)	---	922
Total lease liabilities	$9,715	$76,090

Lease expense was $30,624 and $84,829 during the three months ended June 30, 2026 and 2025, respectively, and $60,323 and $167,148 during the six months ended June 30, 2026 and 2025, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 7 – LEASES (CONTINUED)

Maturities of operating lease liabilities were as follows as of June 30, 2026:

2026 (July)	$9,900
Total lease payments	9,900
Less interest	(185)
Present value of lease liabilities	$9,715

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Amounts related to accounts payable, accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025

Trade accounts payable	$803,214	$530,702
Accrued payroll liabilities	3,629	9,404
Accrued operating expenses	181,630	177,204
Accrued interest	57,322	78,393
Accrued commissions payable from 2022 MSSP Consideration	25,000	25,000
Product return allowance	438	777
	$1,071,233	$821,480

NOTE 9 – CONTRACT LIABILITIES

Amounts related to contract liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025

Patient services paid but not provided	$28,029	$20,212
MOD unshipped products	337	5,712
	$28,366	$25,924

Patient service contract liabilities relate to NCFM Optimal Health 365 annual access contracts, pursuant to which patients prepay for access to services to be provided at the patient’s request over a period of time, and CCN annual and semi-annual concierge fees that were fully recognized as of June 30, 2026. MOD sold but unshipped products represents orders paid by customers that have not shipped as of the balance sheet date.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

The carrying value of amounts due to related parties as of June 30, 2026 and December 31, 2025 were comprised of the following amounts owed to Dr. Michael Dent, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Jason Bishara, a member of the Company’s Board of Directors:

	June 30,	December 31,
	2026	2025

Convertible notes payable to Dr. Michael Dent, carried at fair value	$ ---		4,256,099
Convertible notes payable to Dr. Michael Dent, carried at amortized value	---		656,692
Undocumented advances payable to Dr. Michael Dent	465,000		319,840
Deferred compensation payable to Dr. Michael Dent	---		300,600
Total Prior Dent Debt payable to Dr. Michael Dent	465,000		5,533,231
February 2026 Dent Note, carried at fair value	6,556,479		---
Total amounts due to Dr. Michael Dent	7,021,479		5,533,231

Convertible note payable to Jason Bishara	$25,000	$	---
Less: unamortized discount	(5,261)		---
Total amounts due to Jason Bishara	$19,739	$	---
Total notes payable and other amounts due to related party	$7,041,218		$5,533,231

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

In connection with the Refinancing, the Company recognized a gain on debt extinguishment in the amount of $-0- and $1,328,069 in the three and six months ended June 30, 2026, representing the excess of the carrying value of the Prior Dent Debt over the inception date fair value of the February 2026 Dent Note on the Refinancing date of February 2, 2026.

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

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Notes Payable Carried at Fair Value

The February 2026 Dent Note and certain of the convertible notes payable included in the Prior Dent Debt are carried at fair value as a result of extensions and refinancings that were treated as an extinguishment and reissuance transactions. Such notes are revalued to their fair value at each period end. Convertible notes payable to Dr. Dent that are carried at fair value and revalued each period were comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Prior Dent Debt	$ ---	4,256,099
February 2026 Dent Note	6,556,479	---
Convertible notes payable to Dr. Michael Dent, carried at fair value	$6,556,479	$4,256,099

Changes in the fair value of convertible notes payable to Dr. Dent during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025

Prior Dent Debt	$	---	105,502	$364,453	154,688
February 2026 Dent Note		143,123	---	1,959,196	---
Loss on change in fair value of debt		$143,123	$105,502	$2,323,649	$154,688

Convertible Notes Payable Carried at Amortized Value

Convertible notes payable to Dr. Dent and Jason Bishara that have not been extended are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and embedded conversion features (“ECFs”) in the convertible notes. Convertible notes payable related parties that are carried at net amortized value were comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Prior Dent Debt	$ ---	$656,692
Convertible note payable to Jason Bishara	25,000	---
	25,000	656,692
Less: unamortized discount	(5,261)	---
Convertible notes payable to related parties, carried at amortized value	$19,739	$656,692

Amortization of debt discount on such convertible notes payable during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025

Prior Dent Debt	$	---	157,559	$	---	516,982
Convertible note payable to Jason Bishara		2,419	---		4,439	---
Amortization of debt discount		$2,419	$157,559		$4,439	$516,982

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 10 – AMOUNTS DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS (CONTINUED)

Repayment

The Company made repayments against notes payable to Dr. Dent in the amount of $5,000 and $-0- during the three months ended June 30, 2026 and 2025, respectively, and $39,840 and $-0- during the six months ended June 30, 2026 and 2025, respectively.

Interest

Interest accrued on notes and convertible notes payable to related parties as of June 30, 2026 and December 31, 2025 was $1,373 and $34,452, respectively. Interest expense on convertible notes payable to related parties was $1,373 and $73,062 during the three months ended June 30, 2026 and 2025, respectively, and $9,430 and $144,443 during the six months ended June 30, 2026 and 2025, respectively. Interest charges on notes payable to Dr. Dent that are carried at fair value, including the February 2026 Dent Note, are reflected as future cash outflows used in estimating the fair value of such instruments, and are therefore reflected through changes in fair value of debt, rather than through interest expense.

Undocumented Advances Payable to Dr. Michael Dent

From time to time, Dr. Dent has made undocumented cash advances to the Company. Amounts due to Dr. Dent under such undocumented advances as of June 30, 2026 and December 31, 2025 were $465,000 and $319,840, respectively. Advances made by Dr. Dent totaled $420,000 and $-0- in the three months ended June 30, 2026 and 2025, respectively, and $490,000 and $-0- in the six months ended June 30, 2026 and 2025, respectively. Such advances are unsecured, non-interest-bearing and payable on demand.

All undocumented advances outstanding as of December, 31, 2025 and a $20,000 advance made on January 14, 2026, along with all convertible notes and deferred compensation payable to Dr. Dent, were refinanced into the February 2026 Dent Note as described above.

Deferred Compensation Payable to Dr. Michael Dent

As of June 30, 2026 and December 31, 2025, the Company owed Dr. Dent $-0- and $300,600, respectively, related to prior period deferred compensation. This deferred compensation, along with all convertible notes and undocumented advances payable to Dr. Dent, were refinanced into the February 2026 Dent Note as described above.

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025

SBA Disaster Relief Loans	$450,000	$450,000
Leaf Capital Note Payable, August 2024	9,319	74,550
1800 Diagonal Note Payable VIII, July 2025	---	176,061
1800 Diagonal Note Payable IX, October 2025	27,563	110,252
Vanquish Note Payable I, November 2025	34,454	137,816
Jacobs Note Payable, January 2026	25,000	---
Evergreen Note Payable, January 2026	240,000	---
Vanquish Note Payable II, January 2026	170,016	---
Vanquish Note Payable III, June 2026	205,827	---
Face value of notes payable	1,162,179	948,679
Less: unamortized discounts	(134,091)	(109,027)
Notes payable, total	1,028,088	839,652
Less: long term portion	(450,000)	(450,000)
Notes payable, current portion	$578,088	$389,652

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Interest accrued on SBA loans as of June 30, 2026 and December 31, 2025 was $20,042 and $21,951, respectively. Interest expense recognized on the loans was $4,161 and $4,207 in the three months ended June 30, 2026 and 2025, respectively, and $8,322 and $8,599 in the six months ended June 30, 2026 and 2025, respectively. Payments against interest were $2,922 and $6,579 in the three months ended June 30, 2026 and 2025, respectively, and $10,232 and $13,158 in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, remaining principal payments were $450,000 and $450,000, respectively, and the net carrying value was $450,000 and $450,000, respectively.

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

On August 1, 2024, the Company’s wholly owned subsidiary, HLYK Florida LLC, which owns NCFM, issued a promissory note payable to an investor with total principal repayments of $223,649 (the “August 2024 Note”). The Company received net proceeds of $200,000 after original issue discount of $19,649 and fees of $4,000. The August 2024 Note does not bear interest in excess of the original issue discount. The Company is required to make 24 monthly payments of $9,319 starting August 20, 2024 and ending on July 20, 2026. The August 2024 Note is secured by all of NCFM’s assets and is personally guaranteed by the Company’s CEO, Dr. Michael Dent. At inception, the Company recorded a discount against the note of $23,649, representing the difference between the total required repayments and the net proceeds received. As of June 30, 2026 and December 31, 2025, remaining principal payments were $9,319 and $74,550, respectively, and the net carrying value was $8,660 and $67,929, respectively. The final payment on the August 2024 Note was subsequently made in July 2026.

On January 16, 2025, the Company issued a promissory note payable (the “January 2025 Note I”) to an investor with a stated principal amount of $150,650 and prepaid interest of $18,078 for total repayments of $168,278. The Company received net proceeds of $125,000 after original issue discount of $19,650 and fees of $6,000. The January 2025 Note I did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on November 15, 2025. The Company was required to make 10 monthly payments of $16,873 starting February 15, 2025 and ending on November 15, 2025. The January 2025 Note I gave the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $83,643, representing the fair value of the conversion option of $39,915 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $43,728. The conversion option qualified for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging” (“ASC 815”). The final installment payment on the January 2025 Note I was made in November 2025.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 24, 2025, the Company issued a promissory note payable (the “January 2025 Note II”) to an investor with a stated principal amount of $98,900 and prepaid interest of $13,846 for total repayments of $112,746. The Company received net proceeds of $80,000 after original issue discount of $12,900 and fees of $6,000. The January 2025 Note II did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on November 30, 2025. The Company was required to make a payment of $56,373 on July 30, 2025 and monthly installments of $14,093 thereafter ending on November 30, 2025. The January 2025 Note II gave the holder a conversion right at a 39% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $48,074, representing the fair value of the conversion option of $15,328 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $32,746. The conversion option qualified for derivative accounting and bifurcation under ASC 815. The final installment payment on the January 2025 Note II was made in December 2025.

On February 14, 2025, the Company issued a promissory note payable (the “February 2025 Note”) to an investor with a stated principal amount of $121,900 and prepaid interest of $14,628 for total repayments of $136,528. The Company received net proceeds of $100,000 after original issue discount of $15,900 and fees of $6,000. The February 2025 Note did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on December 15, 2025. The Company was required to make 10 monthly payments of $13,653 starting March 15, 2025 and ending on December 15, 2025. The February 2025 Note gave the holder a conversion right at a 25% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $43,302, representing the fair value of the conversion option of $6,774 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $36,528. The discount was amortized over the repayment period. The conversion option qualified for derivative accounting and bifurcation under ASC 815. The final installment payment on the February 2025 Note was made in December 2025.

On July 29, 2025, the Company issued a promissory note to an investor with a stated principal amount of $154,440 and prepaid interest of $21,621 for total repayments of $176,061. The Company received net proceeds of $125,000 after original issue discount of $22,240 and fees of $7,200. The note did not bear interest in excess of the original issue discount and prepaid interest and was scheduled to mature on May 30, 2026. The Company was required to make an initial payment of $88,031 on January 30, 2026 and four monthly payments of $22,008 starting February 28, 2026 and ending on May 30, 2026. The note gave the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $62,014, representing the fair value of the conversion option of $10,953 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $51,061. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815. The final installment payment was made in June 2026. As of June 30, 2026 and December 31, 2025, remaining principal payments were $-0- and $176,061, respectively, and the net carrying value was $-0- and $145,562, respectively.

On October 3, 2025, the Company issued a promissory note to an investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 15, 2026. The Company is required to make 10 monthly payments of $13,782 starting November 15, 2025 and ending on August 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $45,676, representing the fair value of the conversion option of $7,860 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $37,816. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815. As of June 30, 2026 and December 31, 2025, remaining principal payments were $27,563 and $110,252, respectively, and the net carrying value was $20,914 and $77,441, respectively.

On November 10, 2025, the Company issued a second promissory note payable to a different investor with a stated principal amount of $123,050 and prepaid interest of $14,766 for total repayments of $137,816. The Company received net proceeds of $100,000 after original issue discount of $16,050 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on August 30, 2026. The Company is required to make installments starting April 30, 2026 and ending on August 30, 2026. The note gives the holder a conversion right at a 35% discount to the market price of the Company’s common stock only in the event of default. At inception, the Company recorded a discount against the note of $47,356, representing the fair value of the conversion option of $9,520 using a Lattice model and the difference between the total required repayments and the net proceeds received in the amount of $37,816. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815. As of June 30, 2026 and December 31, 2025, remaining principal payments were $34,454 and $137,816, respectively, and the net carrying value was $24,599 and $98,720, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 14, 2026, the Company issued to a third-party investor a convertible note with principal of $25,000, an interest rate of 12% per annum, and a maturity date of January 14, 2027. The note is convertible into shares of Company common stock at a fixed conversion price of $3.00 per share. The Company received net proceeds of $25,000. In connection with the note, the Company also issued the investor a five-year warrant to purchase 8,333 shares of Company common stock at an exercise price of $3.00 per share. At inception, the Company recorded a discount against the note of $9,699 for the allocated fair value of the warrant. As of June 30, 2026 and December 31, 2025, remaining principal payments were $25,000 and $-0-, respectively, and the net carrying value was $19,739 and $-0-, respectively.

On January 22, 2026, the Company issued a convertible promissory note to an investor with a stated principal amount of $240,000, an interest rate of 12% per annum and maturity upon the earlier of (i) six months from the issue date or upon a US senior exchange listing (the “January 2026 $240k Note”). The note is convertible into shares of Company common stock at a conversion price of $6.07 per share, subject to standard down round adjustment in the event that the Company issues equity instruments at a price lower than the conversion price. The Company received net proceeds of $200,000 after original issue discount of $40,000. The note also gives the holder a conversion right at a 20% discount to the market price of Company common stock only in the event of default. In connection with the note, the Company also issued the investor a five-year warrant to purchase 32,949 shares of Company common stock at an exercise price of $6.07 per share, subject to standard anti-dilution protection. At inception, the Company recorded a discount against the note of $110,880, representing the allocated fair value of the warrant of $44,436, the fair value of the conversion option of $26,443, and the original issue discount of $40,000. The discount is being amortized over the repayment period. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815. On February 2, 2026, the Company issued a convertible note to a related party with a conversion price of $4.25, triggering the down round adjustment. As a result, the conversion price of the note was adjusted to $4.25, and the exercise price of the warrant was adjusted to $4.25, and the number of shares of common stock underlying the warrant increased to 47,059. The Company recognized a deemed dividend in the amount of $36,347 to reflect the change in fair value of the fixed conversion feature immediately before and after the down round adjustment to the conversion price. As of June 30, 2026 and December 31, 2025, remaining principal payments were $240,000 and $-0-, respectively, and the net carrying value was $226,523 and $-0-, respectively.

On January 27, 2026, the Company issued a promissory note to an investor with a stated principal amount of $151,800 and prepaid interest of $18,216 for total repayments of $170,016. The Company received net proceeds of $125,000 after original issue discount of $19,800 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on November 15, 2026. The Company is required to make an initial payment of $85,008 on July 15, 2026 and four monthly payments of $21,252 starting August 15, 2026 and ending on November 15, 2026. The note gives the holder a conversion right at a 35% discount to the market price of Company common stock only in the event of default. At inception, the Company recorded a discount against the note of $67,092, representing the fair value of the conversion option of $22,076 and the difference between the total required repayments and the net proceeds received in the amount of $45,016. The discount is being amortized over the repayment period. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815. As of June 30, 2026 and December 31, 2025, remaining principal payments were $170,016 and $-0-, respectively, and the net carrying value was $138,308 and $-0-, respectively.

On June 9, 2026, the Company issued a promissory note to an investor with a stated principal amount of $180,550 and prepaid interest of $25,277 for total repayments of $205,827. The Company received net proceeds of $150,000 after original issue discount of $23,550 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on March 15, 2027. The Company is required to make an initial payment of $102,913 on December 15, 2026 and three monthly payments of $34,304 starting January 15, 2027 and ending on March 15, 2027. The note gives the holder a conversion right at a 35% discount to the market price of Company common stock only in the event of default. At inception, the Company recorded a discount against the note of $71,893, representing the fair value of the conversion option of $16,066 and the difference between the total required repayments and the net proceeds received in the amount of $55,827. The discount is being amortized over the repayment period. The default conversion option qualified for derivative accounting and bifurcation at inception under ASC 815. As of June 30, 2026 and December 31, 2025, remaining principal payments were $205,827 and $-0-, respectively, and the net carrying value was $139,345 and $-0-, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 11 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Notes Payable Activity

The Company has issued certain other notes payable to third parties that are recorded at their face value, net of discounts recorded at inception related to original issue discounts, warrants issued with the convertible notes, and derivative embedded conversion features (“ECFs”) in the convertible notes. Such notes payable that are carried at net amortized value were comprised of the following as of June 30, 2026 and December 31, 2025:

		Principal Outstanding		Unamortized Discount		Amortized Carrying Value
Inception	Maturity	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Date	Date	2026	2025	2026	2025	2026	2025
08/01/24	07/31/26	$9,319	$74,550	$(659)	$(6,620)	$8,660	$67,929
07/29/25	05/30/26	---	176,061	---	(30,499)	---	145,562
10/03/25	08/15/26	27,563	110,252	(6,649)	(32,812)	20,914	77,441
11/10/25	08/30/26	34,454	137,816	(9,855)	(39,096)	24,599	98,720
01/14/26	01/14/27	25,000	---	(5,261)	---	19,739	---
01/22/26	07/22/26	240,000	---	(13,477)	---	226,523	---
01/27/26	11/15/26	170,016	---	(31,708)	---	138,308	---
06/09/26	03/15/27	205,827	---	(66,482)	---	139,345	---
		$712,179	$498,679	$(134,091)	$(109,027)	$578,088	$389,652

Amortization of debt discount on such notes payable during the three and six months ended June 30, 2026 and 2025 was as follows:

Inception	Maturity	Principal	Three Months Ended June 30,				Six Months Ended June 30,
Date	Date	Amount	2026		2025		2026		2025
04/24/24	02/28/25	$180,320	$	---	$	---	$	---	$8,772
08/01/24	07/31/26	223,649		2,997		2,997		5,962	5,962
01/16/25	11/15/25	168,728		---		25,715		---	44,647
01/24/25	11/30/25	112,746		---		14,343		---	23,958
02/14/25	12/15/25	136,528		---		13,966		---	19,372
07/29/25	05/30/26	176,061		12,200		---		30,499	---
10/03/25	08/15/26	137,816		13,154		---		26,163	---
11/10/25	08/30/26	137,816		14,701		---		29,241	---
01/14/26	01/14/27	25,000		2,418		---		4,438	---
01/22/26	07/22/26	240,000		76,745		---		97,401	---
01/27/26	11/15/26	170,016		20,909		---		35,384	---
06/09/26	03/15/27	205,827		5,411		---		5,411	---
				$148,535		$57,021		$234,499	$102,711

Repayments on such notes payable during the three and six months ended June 30, 2026 and 2025 were as follows:

Inception	Maturity	Principal	Three Months Ended June 30,				Six Months Ended June 30,
Date	Date	Amount	2026		2025		2026		2025
04/24/24	02/28/25	$180,320	$	---	$	---	$	---	$36,064
01/16/25	11/15/25	168,728		---		50,618		---	84,364
02/14/25	12/15/25	136,528		---		40,959		---	54,611
08/01/24	07/31/26	223,649		37,275		27,956		65,231	55,912
07/29/25	05/30/26	176,061		44,015		---		176,061	---
10/03/25	08/15/26	137,816		41,345		---		82,689	---
11/10/25	08/30/26	137,816		103,362		---		103,362	---
				$225,997		$119,533		$427,343	$230,951

Accrued Interest

Interest accrued on notes and convertible notes payable to third parties as of June 30, 2026 and December 31, 2025 was $35,908 and $21,990, respectively.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

Derivative financial instruments and changes thereto recorded in the three and six months ended June 30, 2026 and 2025 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance, beginning of period	$40,196	$16,979	$23,846	$	---
Inception of derivative financial instruments	16,066	---	64,585		62,017
Change in fair value of derivative financial instruments	(32,599)	(694)	(64,768)		(45,732)
Conversion or extinguishment of derivative financial instruments	---	---	---		---

Balance, end of period	$23,663	$16,285	$23,663		$16,285

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Six Months Ended June 30,
	2026	2025

Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.70% to 4.01%	4.15% to 4.29%
Expected life range (in years)	0.06 to 0.76	0.38 to 0.85
Volatility range	105.92% to 203.08%	164.80% to 196.95%
Dividend yield	0.00%	0.00%

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 13 – SHAREHOLDERS’ DEFICIT

Private Placements

During the six months ended June 30, 2025, the Company sold 2,000 shares of common stock to one investor in a private placement transaction. The Company received $10,000 in proceeds from the sale. In connection with the stock sales, the Company also agreed to extend the expiration date on 11,765 warrants to purchase shares of common stock at an exercise price of $15.00 per share for an additional two years. The shares were issued in August 2025.

The Company had no private placement transactions during the six months ended June 30, 2026.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Common Stock Issuable

As of June 30, 2026 and December 31, 2025, the Company was obligated to issue the following shares:

	June 30, 2026		December 31, 2025
	Amount	Shares	Amount	Shares

Shares issuable to employees and consultants	$49,510	132,597	$49,498	9,931
Private placement issuable	---	---	11,851	12,121
	$49,510	132,597	$61,349	22,052

Stock Warrants

Transactions involving our stock warrants during the six months ended June 30, 2026 and 2025 are summarized as follows:

	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	804,351	$16.31	1,014,888	$16.25
Granted during the period	49,615	$5.04	33,400	$2.71
Exercised during the period	---	$ ---	---	$ ---
Expired during the period	(197,127)	$(34.80)	(234,163)	$(13.48)
Down round adjustments during the period	14,110	4.25	---	---
Outstanding at end of the period	670,949	$9.70	814,125	$16.49

Exercisable at end of the period	670,949	$9.70	803,001	$16.49

Weighted average remaining life	5.3 years		4.4 years

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2026:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$1.65 to 10.00	459,698	7.0	$4.80	459,698	$4.80
$10.01 to 25.00	184,434	1.7	$15.00	184,434	$15.00
$25.01 to 50.00	5,334	0.2	$25.00	5,334	$25.00
$50.01 to 67.50	21,483	0.2	$65.34	21,483	$65.34
$1.65 to 67.50	670,949	5.3	$9.70	670,949	$9.70

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

During the six months ended June 30, 2026 and 2025, the Company issued 49,615 and 33,400 warrants, respectively, the aggregate grant date fair value of which was $63,834 and $47,751, respectively. There were no warrants exercised during the six months ended June 30, 2026 or 2025. The fair value of the warrants was calculated using the following range of assumptions:

	2026	2025
Pricing model utilized	Binomial Lattice	Binomial Lattice
Risk free rate range	3.72% to 3.85%	4.24%
Expected life range (in years)	5.00 years	10.00 years
Volatility range	151.64% to 152.41%	172.21% to 173.27%
Dividend yield	0.00%	0.00%
Expected forfeiture	33.00%	44.00%

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

Amounts recognized in the financial statements in the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Total cost of share-based payment plans during the period		$88,237		$5,267		$385,759		$12,393
Amounts capitalized in deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts written off from deferred equity compensation during period	$	---	$	---	$	---	$	---
Amounts charged against income for amounts previously capitalized	$	---	$	---	$	---	$	---
Amounts charged against income, before income tax benefit		$88,237		$5,267		$385,759		$12,393
Amount of related income tax benefit recognized in income	$	---	$	---	$	---	$	---

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options

Stock options granted under the EIPs typically vest over a period of three to four years or based on achievement of Company and individual performance goals. The following table summarizes stock option activity as of and for the six months ended June 30, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock options	Number	Price	Number	Price
Outstanding at beginning of period	135,791	$4.26	61,574	$6.94
Granted during the period	---	$ ---	---	$ ---
Exercised during the period	---	$ ---	---	$ ---
Forfeited during the period	(4,617)	$(9.66)	(380)	$(18.93)
Outstanding at end of period	131,174	$4.07	61,194	$6.86

Options exercisable at period-end	127,174	$4.02	51,694	$6.99

As of June 30, 2026, there was $15,932 of total unrecognized compensation cost related to options granted under the EIPs.

No options were granted during the six months ended June 30, 2026 or 2025. The total fair value of options vested during the six months ended June 30, 2026 and 2025 was $46,250 and $16,981, respectively. No options were exercised during the six months ended June 30, 2026 or 2025. Stock based compensation expense related to stock options was $19,142 and $5,267 in the three months ended June 30, 2026 and 2025, respectively, and $41,770 and $12,392 in the six months ended June 30, 2026 and 2025, respectively.

The fair value of each stock option award is estimated on the date of grant using a binomial lattice option-pricing model based on the assumptions noted in the following table. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period. No options were granted during the six months ended June 30, 2026 or 2025.

The following table summarizes the status and activity of nonvested options issued pursuant to the EIPs as of and for the six months ended June 30, 2026 and 2025:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock options	Shares	Fair Value	Shares	Fair Value
Nonvested options at beginning of period	33,000	$2.23	13,500	$4.72
Granted	---	$ ---	---	$ ---
Vested	(27,000)	$(1.71)	(4,000)	$(5.63)
Forfeited	(2,000)	$(5.64)	---	$ ---
Nonvested options at end of period	4,000	$3.98	9,500	$4.33

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 13 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Grants

Stock grant awards made under the EIPs typically vest either immediately or over a period of up to four years. The following table summarizes stock grant activity as of and for the six months ended June 30, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Stock Grants	Shares	Fair Value	Shares	Fair Value
Nonvested grants at beginning of period	346,250	$1.43	---	$	---
Granted	---	$ ---	---	$	---
Vested	(99,375)	$(1.39)	---	$	---
Forfeited	---	$ ---	---	$	---
Nonvested grants at end of period	246,875	$1.44	---	$	---

As of June 30, 2026, there was $199,062 total unrecognized compensation cost related to stock grants made under the EIPs. The aggregate fair value of share grants that vested during the six months ended June 30, 2026 and 2025 was $138,190 and $-0-, respectively. Stock based compensation expense related to stock grants was $69,095 and $-0- in the three months ended June 30, 2026 and 2025, respectively, and $138,190 and $-0- in the six months ended June 30, 2026 and 2025, respectively.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Supplier Concentration

The Company relied on a single supplier for the fulfillment of approximately 100% and 98% of its product sales made through MOD in the six months ended June 30, 2026 and 2025, respectively.

Service Contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

NOTE 15 – SEGMENT REPORTING

As of June 30, 2026, the Company had three reportable segments that are managed separately because each offers different products and services and requires different operating strategies: (1) Health Services, comprised of a single patient service practice under the NCFM brand that includes the NCFM, AEU and CCN service offerings, (2) Digital Healthcare, which develops and markets the “HealthLynked Network,” an online personal medical information and record archive system, and (3) Medical Distribution, comprised of the operations of MOD, a virtual distributor of discounted medical supplies selling to both consumers and medical practices. During October 2025, the Company sold the assets associated with its BTG practice, which had previously been included in the Health Services segment.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of each segment and allocates resources primarily based on segment revenue and segment operating income (loss). Segment operating income (loss) represents revenues less direct operating expenses that are specifically attributable to each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The CODM regularly reviews the following significant expense categories for each reportable segment, which are included in the reported measure of segment operating income (loss): practice salaries and benefits, practice operating costs, cost of product revenue, selling, general and administrative expenses, and depreciation expense.

Corporate general and administrative costs, including executive compensation, public company costs, finance, legal, investor relations, and other administrative functions, are allocated entirely to the Digital Healthcare segment because that presentation is consistent with the information regularly reviewed by the CODM for purposes of assessing performance and allocating resources.

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2026 was as follows:

	Three Months Ended June 30, 2026
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$230,515	$	---	$	---	$230,515
Subscription revenue		---		7,187		---	7,187
Product revenue		---		---		12,128	12,128
Total revenue		230,515		7,187		12,128	249,830

Operating Expenses
Practice salaries and benefits		139,223		---		---	139,223
Other practice operating expenses		122,185		---		---	122,185
Cost of product revenue		---		---		(520)	(520)
Selling, general and administrative expenses		---		510,458		7,031	517,489
Depreciation		9,055		1,174		---	10,229
Total Operating Expenses		270,463		511,632		6,511	788,606

Loss from operations		$(39,948)		$(504,445)		$5,617	$(538,776)

Other Segment Information
Loss on change in fair value of debt	$	---		$(143,123)	$	---	$(143,123)
Gain on change in fair value of derivative financial instruments	$	---		$32,599	$	---	$32,599
Amortization of original issue discounts on notes payable		$(2,998)		$(147,956)	$	---	$(150,954)
Interest expense and other		$(2,774)		$(16,677)	$	---	$(19,451)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2026 was as follows:

	Six Months Ended June 30, 2026
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$649,128	$	---	$	---	$649,128
Subscription revenue		---		10,681		---	10,681
Product revenue		---		---		13,486	13,486
Total revenue		649,128		10,681		13,486	673,295

Operating Expenses
Practice salaries and benefits		281,327		---		---	281,327
Other practice operating expenses		222,004		---		---	222,004
Cost of product revenue		---		---		8,514	8,514
Selling, general and administrative expenses		---		1,355,113		9,657	1,364,770
Depreciation		33,921		2,348		---	36,269
Total Operating Expenses		537,252		1,357,461		18,171	1,912,884

Income (loss) from operations		$111,876		$(1,346,780)		$(4,685)	$(1,239,589)

Other Segment Information
Gain on extinguishment of debt	$	---		$1,328,069	$	---	$1,328,069
Loss on change in fair value of debt	$	---		$(2,323,649)	$	---	$(2,323,649)
Gain on change in fair value of derivative financial instruments	$	---		$64,768	$	---	$64,768
Amortization of original issue discounts on notes payable		$(5,962)		$(232,976)	$	---	$(238,938)
Interest expense and other		$(5,548)		$(26,122)	$	---	$(31,670)

Identifiable Assets
Identifiable assets as of June 30, 2026		$87,734		$1,497,048		$8,208	$1,592,990
Identifiable assets as of December 31, 2025		$182,146		$1,519,025		$1,175	$1,702,346

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2025 was as follows:

	Three Months Ended June 30, 2025
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$572,840	$	---	$	---	$572,840
Subscription revenue		---		7,099		---	7,099
Product revenue		---		---		12,421	12,421
Total revenue		572,840		7,099		12,421	592,360

Operating Expenses
Practice salaries and benefits		285,379		---		---	285,379
Other practice operating expenses		247,395		---		---	247,395
Cost of product revenue		---		---		15,978	15,978
Selling, general and administrative expenses		---		436,503		15,252	451,755
Depreciation		26,064		1,174		---	27,238
Total Operating Expenses		558,838		437,677		31,230	1,027,745

Income (loss) from operations		$14,002		$(430,578)		$(18,809)	$(435,385)

Other Segment Information
Gain on extinguishment of debt	$	---		$132,246	$	---	$132,246
Change in fair value of debt	$	---		$(105,502)	$	---	$(105,502)
Gain on change in fair value of derivative financial instruments	$	---		$694	$	---	$694
Amortization of original issue discounts on notes payable		$(2,998)		$(211,582)	$	---	$(214,580)
Interest expense and other		$(2,805)		$(75,706)	$	---	$(78,511)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2025 was as follows:

	Six Months Ended June 30, 2025
	Health Services		Digital Healthcare		Medical Distribution		Total
Revenue
Patient service revenue, net		$1,324,855	$	---	$	---	$1,324,855
Subscription revenue		---		16,683		---	16,683
Product revenue		---		---		25,030	25,030
Total revenue		1,324,855		16,683		25,030	1,366,568

Operating Expenses
Practice salaries and benefits		687,745		---		---	687,745
Other practice operating expenses		561,371		---		---	561,371
Cost of product revenue		---		---		33,794	33,794
Selling, general and administrative expenses		---		1,057,044		24,126	1,081,170
Depreciation		52,914		2,348		---	55,262
Total Operating Expenses		1,302,030		1,059,392		57,920	2,419,342

Income (loss) from operations		$22,825		$(1,042,709)		$(32,890)	$(1,052,774)

Other Segment Information
Gain on extinguishment of debt	$	---		$174,972	$	---	$174,972
Change in fair value of debt	$	---		$(154,688)	$	---	$(154,688)
Gain on change in fair value of derivative financial instruments	$	---		$45,732	$	---	$45,732
Amortization of original issue discounts on notes payable		$(5,962)		$(613,731)	$	---	$(619,693)
Interest expense and other		$4,267		$(149,793)	$	---	$(145,526)

Identifiable Assets
Identifiable assets as of June 30, 2025		$334,932		$1,512,213		$1,305	$1,848,450

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The Company measures certain financial instruments at fair value on a recurring basis, including certain convertible notes payable and related party loans, which were extinguished and reissued and are therefore subject to fair value measurement, and certain derivative financial instruments arising from conversion features embedded in convertible promissory notes for which the conversion rate was not fixed. All financial instruments carried at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026						As of December 31, 2025
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
Liabilities:
Derivative financial instruments		---		---	23,663	23,663		---		---	23,846	23,846
Convertible notes payable to related party		---		---	6,556,479	6,333,715		---		---	4,256,099	4,256,099
	$	---	$	---	$6,580,142	$6,357,378	$	---	$	---	$4,279,945	$4,279,945

Certain notes payable to a related party carried at fair value and certain derivative financial instruments arising from conversion features embedded in convertible promissory notes are each Level 3 financial instrument that are measured at fair value on a recurring basis. Gains (losses) from the change in fair value of Level 3 financial instruments during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Change in fair value of debt	$(143,123)	$(105,502)	$(2,323,649)	$(154,688)
Change in fair value of derivative financial instruments	$32,599	$694	$64,768	$45,732

Total	$(110,524)	$(104,808)	$(2,258,881)	$(108,956)

HEALTHLYNKED CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2026, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

On July 6, 2026, Dr. Michael Dent advanced $50,000 to the Company in the form of an interest-free undocumented advance.

Effective July 13, 2026, the Company appointed George O’Leary as its part-time Interim Chief Financial Officer. Mr. O’Leary has served as a director of the Company since August 6, 2014 and previously served as the Company’s Chief Financial Officer from August 6, 2014 until April 4, 2024. Jeremy Daniel also ceased serving as the Company’s Chief Financial Officer and transitioned to a corporate accounting role with the Company.

On July 16, 2026, the Company issued a promissory note to an investor with a stated principal amount of $180,550 and prepaid interest of $25,277 for total repayments of $205,827. The Company received net proceeds of $150,000 after original issue discount of $23,550 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on April 15, 2027. The Company is required to make an initial payment of $102,914 on January 15, 2027 and three monthly payments of $34,304 starting February 15, 2027 and ending on April 15, 2027. The note gives the holder a conversion right at a 35% discount to the market price of Company common stock only in the event of default.

On July 24, 2026, the Company made the final installment payment on the August 2024 Note.

On July 24, 2026, the Company entered into a Convertible Promissory Note Extension Agreement with the holder of the January 2026 $240k Note pursuant to which (i) the principal amount of the January 2026 $240k Note was increased from $240,000 to $318,542, representing the original principal amount of $240,000, accrued interest of $14,834 and a new original issue discount of $63,708, (ii) the interest rate was increased from 12% to 15%, and (iii) the maturity date was extended from July 22, 2026 until November 24, 2026. In connection with the Convertible Promissory Note Extension Agreement, the Company issued to the holder a five-year warrant to purchase 48,264 shares of common stock at an exercise price of $2.75 per share.

On August 4, 2026, Dr. Michael Dent advanced $25,000 to the Company in the form of an interest-free undocumented advance.

Effective August 1, 2026, the Company agreed to a month-to-month rental on a new office space for its Health Services Division, Digital Healthcare and administrative functions.

On August 7, 2026, Dr. Michael Dent advanced $15,000 to the Company in the form of an interest-free undocumented advance.

On August 13, 2026, Dr. Michael Dent advanced $100,000 to the Company in the form of an interest-free undocumented advance.

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

Contingent Sale Consideration Receivable

The fair value of contingent consideration receivable related to the sale of businesses or assets is estimated using probability-weighted cash flow models. These estimates require significant judgment regarding the likelihood of achieving performance targets, expected timing of payments, discount rates and other factors. We have elected to subsequently treat contingent sale consideration receivable using gain contingency guidance and only record a gain or loss when the contingency is resolved pursuant to EITF 09-4.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes the changes in our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	$	%

Patient service revenue, net	$230,515	$572,840	$(342,325)	-60%
Subscription revenue	7,187	7,099	88	1%
Product revenue	12,128	12,421	(293)	-2%
Total revenue	249,830	592,360	(342,530)	-58%

Operating Expenses and Costs
Practice salaries and benefits	139,223	285,379	(146,156)	-51%
Other practice operating expenses	122,185	247,395	(125,210)	-51%
Cost of product revenue	(520)	15,978	(16,498)	-103%
Selling, general and administrative expenses	517,489	451,755	65,734	15%
Depreciation and amortization	10,229	27,238	(17,009)	-62%
Loss from operations	(538,776)	(435,385)	(103,391)	24%

Other Income (Expenses)
Gain on extinguishment of debt	---	132,246	(132,246)	-100%
Loss on change in fair value of debt	(143,123)	(105,502)	(37,621)	36%
Gain on change in fair value of derivative financial instruments	32,599	694	31,905	4,597%
Amortization of original issue discounts on notes payable	(150,954)	(214,580)	63,626	-30%
Interest expense and other	(19,451)	(78,511)	59,060	-75%
Total other income (expenses)	(280,929)	(265,653)	(15,276)	6%

Net loss	$(819,705)	$(701,038)	$(118,667)	17%

Revenue

Patient service revenue decreased by $342,325, or 60% year-over-year, from $572,840 in the three months ended June 30, 2025, to $230,515 in the three months ended June 30, 2026, primarily as a result of (i) the downsizing and combination of services offerings for our Health Services Division into a single patient service practice under the NCFM brand in May 2025, representing a year-over-year decline in revenue of $263,623, or 53%, and (ii) the sale of the BTG practice assets in October 2025, representing a year-over-year decline in revenue of $78,702, or 100%. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $271,366, or 51%, from the three months ended June 30, 2025 to the three months ended June 30, 2026.

Subscription revenue in the three months ended June 30, 2026 increased by $88, or 1% year-over-year, to $7,187 in the three months ended June 30, 2026, from $7,099 in the three months ended June 30, 2025, due primarily to an increase in HealthLynked Network paid subscriptions in 2026, offset in part by a decrease in such subscriptions that were paired with NCFM membership contracts.

Product revenue was $12,128 in the three months ended June 30, 2026, compared to $12,421 in the three months ended June 30, 2025, a decrease of $293, or 2%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $146,156 or 51%, to $139,223 in the three months ended June 30, 2026, compared to $285,379 in the three months ended June 30, 2025, primarily as a result of focused cost reduction efforts at all of our practices starting in 2023 and continuing into 2025.

Other practice operating costs decreased by $125,210 or 51%, to $122,185 in the three months ended June 30, 2026 from $247,395 in the three months ended June 30, 2025, primarily as a result of focused cost reduction efforts at all of our practices starting in 2023 and continuing into 2025.

Cost of product revenue was ($520) in the three months ended June 30, 2026, a decrease of $16,498, or 103%, compared to $15,978 the same period of 2025, due to a supplier credit received in second quarter 2026 and also corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs increased by $65,734, or 15%, to $517,489 in the three months ended June 30, 2026 compared to $451,755 in the three months ended June 30, 2025, primarily due to higher stock-based compensation charges by $82,970, offset by lower salaries, office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the three months ended June 30, 2026 decreased by $17,009, or 62%, to $10,229, compared to $27,238 in the three months ended June 30, 2025, primarily as a result of a slightly lower depreciable fixed asset base in the three months ended June 30, 2026.

Loss from operations increased by $103,391, or 24%, to $538,776 in the three months ended June 30, 2026 compared to $435,385 in the three months ended June 30, 2025, primarily as a result of lower revenue from our scaled-down patient service practices and higher stock based compensation expense in 2026, offset by reduced practice operating costs and other cash-based corporate overhead costs.

Other Income (Expenses)

Gain on extinguishment of debt in the three months ended June 30, 2026 was $-0-, compared to $132,246 in the three months ended June 30, 2025. Gain on extinguishment of debt in the three months ended June 30, 2025 resulted from the extension of seven notes payable to Dr. Dent during the quarter. There were no corresponding gains in the three months ended June 30, 2026.

Loss on change in fair value of debt in the three months ended June 30, 2026 was $143,123 comprised of a loss from the change in fair value of the February 2026 Dent Note during the three months ended June 30, 2026. Loss on the change in fair value of debt in the three months ended June 30, 2025 was $105,502 related to 13 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Gain on change in fair value of derivative financial instruments was $32,599 in the three months ended June 30, 2026, an increase of $31,905, or 4,597%, compared to a gain of $694 in the three months ended June 30, 2025. These gains and losses result from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end.

Amortization of original issue and debt discounts on notes payable and convertible notes in the three months ended June 30, 2026 was $150,954, a decrease of $63,626, or 30%, compared to $214,580 in the three months ended June 30, 2025. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable being amortized in 2025, and therefore larger corresponding amortizable discount balances, in 2025 compared to 2026.

Interest expense and other decreased by $59,060, or 75%, to $19,451 for the three months ended June 30, 2026, compared to $78,511 in the three months ended June 30, 2025, due primarily to a higher balance of debt issued to our largest debtholder, Dr. Michael Dent, being carried at fair value in 2026. Interest charges are reflected as future cash outflows, and therefore through the change in fair value of debt rather than through interest expense, for instruments carried at fair value.

Total other net expenses increased by $15,276, or 6%, to net expense of $280,929 in the three months ended June 30, 2026 compared to net expense of $265,653 in the three months ended June 30, 2025. The change was primarily a result of an absence of gains on extinguishment of debt in 2026 with corresponding gains recognized in 2025 combined with higher losses from the change in fair value of debt from the increase in fair value of the February 2026 Dent Note during the three months ended June 30, 2026, offset by lower debt-related discount amortization and interest charges and increased gains from the change in fair value of derivative financial instruments.

Net loss

Net loss increased by $118,667, or 17%, to $819,705 in the three months ended June 30, 2026, compared to net loss of $701,038 in the three months ended June 30, 2025, primarily as a result of (i) lower revenue from our practices, and (ii) gains on extinguishment of debt recognized in 2025 with no corresponding gains in 2026, offset by (iii) reduced practice operating costs resulting from substantial downsizing and cost cutting measures, and (iv) lower debt-related discount amortization and interest charges.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes the changes in our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	$	%

Patient service revenue, net	$649,128	$1,324,855	$(675,727)	-51%
Subscription revenue	10,681	16,683	(6,002)	-36%
Product revenue	13,486	25,030	(11,544)	-46%
Total revenue	673,295	1,366,568	(693,273)	-51%

Operating Expenses and Costs
Practice salaries and benefits	281,327	687,745	(406,418)	-59%
Other practice operating expenses	222,004	561,371	(339,367)	-60%
Cost of product revenue	8,514	33,794	(25,280)	-75%
Selling, general and administrative expenses	1,364,770	1,081,170	283,600	26%
Depreciation and amortization	36,269	55,262	(18,993)	-34%
Loss from operations	(1,239,589)	(1,052,774)	(186,815)	18%

Other Income (Expenses)
Gain on extinguishment of debt	1,328,069	174,972	1,153,097	659%
Loss on change in fair value of debt	(2,323,649)	(154,688)	(2,168,961)	1,402%
Gain on change in fair value of derivative financial instruments	64,768	45,732	19,036	42%
Amortization of original issue discounts on notes payable	(238,938)	(619,693)	380,755	-61%
Interest expense and other	(31,670)	(145,526)	113,856	-78%
Total other income (expenses)	(1,201,420)	(699,203)	(502,217)	72%

Net loss	$(2,441,009)	$(1,751,977)	$(689,032)	39%

Revenue

Patient service revenue decreased by $675,727, or 51% year-over-year, from $1,324,855 in the six months ended June 30, 2025, to $649,128 in the six months ended June 30, 2026, primarily as a result of (i) the downsizing and combination of services offerings for our Health Services Division into a single patient service practice under the NCFM brand in May 2025, representing a year-over-year decline in revenue of $489,964, or 43%, and (ii) the sale of the BTG practice assets in October 2025, representing a year-over-year decline in revenue of $185,763, or 100%. The overall reduction in patient service revenue was offset in part by a corresponding designed reduction in practice operating costs as described below in the fluctuation of “Practice salaries and benefits” and “Other practice operating costs,” which declined by a combined $745,785, or 60%, from the six months ended June 30, 2025 to the six months ended June 30, 2026.

Subscription revenue in the six months ended June 30, 2026 decreased by $6,002, or 36% year-over-year, to $10,681 in the six months ended June 30, 2026, from $16,683 in the six months ended June 30, 2025, due primarily to a decrease in HealthLynked Network paid subscriptions that were paired with NCFM membership contracts.

Product revenue was $13,486 in the six months ended June 30, 2026, compared to $25,030 in the six months ended June 30, 2025, a decrease of $11,544, or 46%. Product revenue was earned by the Medical Distribution Division, comprised of the operations of MOD, which decreased due to decreased marketing efforts and demand for our products at our offered price points.

Operating Expenses and Costs

Practice salaries and benefits decreased by $406,418, or 59%, to $281,327 in the six months ended June 30, 2026, compared to $687,745 in the six months ended June 30, 2025, primarily as a result of focused cost reduction efforts at all of our practices starting in 2023 and continuing into 2025.

Other practice operating costs decreased by $339,367 or 60%, to $222,004 in the six months ended June 30, 2026 from $561,371 in the six months ended June 30, 2025, primarily as a result of focused cost reduction efforts at all of our practices starting in 2023 and continuing into 2025.

Cost of product revenue was $8,514 in the six months ended June 30, 2026, a decrease of $25,280, or 75%, compared to $33,794 in the same period of 2025, corresponding to the decline in product sales for the period compared to the same period in the prior year.

Selling, general and administrative costs increased by $283,600, or 26%, to $1,364,770 in the six months ended June 30, 2026 compared to $1,081,170 the six months ended June 30, 2025, primarily due to higher stock based compensation charges by $373,366, offset by lower salaries, office and overhead costs in our corporate function resulting from focused cost cutting efforts.

Depreciation and amortization in the six months ended June 30, 2026 decreased by $18,993, or 34%, to $36,269, compared to $55,262 in the six months ended June 30, 2025, primarily as a result of a lower depreciable fixed asset base in the six months ended June 30, 2026.

Loss from operations increased by $186,815, or 18%, to $1,239,589 in the six months ended June 30, 2026 compared to $1,052,774 in the six months ended June 30, 2025, primarily as a result of lower revenue from our scaled-down patient service practices and higher stock based compensation expense in 2026, offset by reduced practice operating costs and other cash-based corporate overhead costs.

Other Income (Expenses)

Gain on extinguishment of debt in the six months ended June 30, 2026 was $1,328,069, compared to $174,972 in the six months ended June 30, 2025. Gain on extinguishment of debt in the six months ended June 30, 2026 resulted from the refinancing on February 2, 2026 (the “Dent Refinancing”) of all past outstanding notes with aggregate principal totaling $4,338,192, accrued interest totaling $737,180, undocumented advances totaling $339,840 and accrued compensation liabilities totaling $300,600 payable to Dr. Michael Dent (the “Prior Dent Debt”) into a new consolidated Secured Convertible Promissory Note in the principal amount of $5,715,812 payable to a trust controlled by Dr. Michael Dent (the “February 2026 Dent Note”). Gain on extinguishment of debt in the six months ended June 30, 2025 resulted from the extension of 19 notes payable to Dr. Dent during the period.

Loss on change in fair value of debt in the six months ended June 30, 2026 was $2,323,649 comprised of (i) a loss of $1,959,196 from the change in fair value of the February 2026 Dent Note between its issuance date of February 2, 2026 and June 30, 2026, and (ii) a loss of $364,453 from the change in fair value of certain notes payable including in the refinanced Prior Dent Debt between December 31, 2025 and the Dent Refinancing date of February 2, 2026. Loss on the change in fair value of debt in the six months ended June 30, 2025 was $154,688 related to 13 notes payable to Dr. Michael Dent that were recorded at fair value following extension of the maturity dates of the notes.

Gain on change in fair value of derivative financial instruments was $64,768 in the six months ended June 30, 2026, an increase of $19,036, or 42%, compared to a gain of $45,732 in the six months ended June 30, 2025. These gains result from the change in fair value of derivative financial instruments related to beneficial conversion features embedded in third party notes issued during the period. Such derivative financial instruments are revalued at each period end.

Amortization of original issue and debt discounts on notes payable and convertible notes in the six months ended June 30, 2026 was $238,938, a decrease of $380,755, or 61%, compared to $619,693 in the six months ended June 30, 2025. Amortization of discounts arose from original issue discounts on notes payable, warrants attached to notes payable, and beneficial conversion features in convertible notes payable. The decrease was due to larger equity-based and original issue discounts offered for notes payable being amortized in 2025, and therefore larger corresponding amortizable discount balances, in 2025 compared to 2026.

Interest expense and other decreased by $113,856, or 78%, to $31,670 for the six months ended June 30, 2026, compared to $145,526 in the six months ended June 30, 2025, due primarily to a higher balance of debt issued to our largest debtholder, Dr. Michael Dent, being carried at fair value in 2026. Interest charges are reflected as future cash outflows, and therefore through the change in fair value of debt rather than through interest expense, for instruments carried at fair value.

Total other net expenses increased by $502,217, or 72%, to net expense of $1,201,420 in the six months ended June 30, 2026 compared to net expense of $699,203 in the six months ended June 30, 2025. The change was primarily a result of an increased loss on change in fair value of debt from the increase in fair value of the February 2026 Dent Note during the six months ended June 30, 2026, offset by higher gains on extinguishment of debt related to the Dent Refinancing in 2026, lower debt-related discount amortization and lower interest charges.

Net loss

Net loss increased by $689,032, or 39%, to $2,441,009 in the six months ended June 30, 2026, compared to net loss of $1,751,977 in the six months ended June 30, 2025, primarily as a result of (i) increased loss on change in fair value of debt from the increase in fair value of the February 2026 Dent Note during the six months ended June 30, 2026, (ii) lower revenue from our practices, and (iii) higher stock-based compensation expense, offset by (iv) higher gains on extinguishment of debt related to the Dent Refinancing, (v) reduced practice operating costs resulting from substantial downsizing and cost cutting measures, and (vi) and lower debt-related discount amortization and interest charges.

Seasonal Nature of Operations

We do not experience any material seasonality related to any of our operations.

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (August 14, 2026), or through August 14, 2027.

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before August 14, 2027 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through August 14, 2027. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

As of June 30, 2026, we had cash balances of $12,844, a working capital deficit of $7,351,419 and an accumulated deficit of $53,016,574. For the six months ended June 30, 2026, we had a net loss of $2,441,009 and used cash from operating activities of $572,109. We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Significant Liquidity Transactions

Through June 30, 2026, we have funded our operations principally through a combination of sales of our common stock, convertible and non-convertible promissory notes, government issued debt, and related party debt, as described below.

During the six months ended June 30, 2026, we issued new convertible notes payable to, and received advances from, related parties for aggregate net cash proceeds of $515,000 and refinanced existing notes payable to our CEO, Dr. Michael Dent, with an aggregate principal value of $4,338,192. We also made repayments on notes payable to related parties and third parties totaling $467,183 in the six months ended June 30, 2026.

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

On February 9, 2026, we filed a Form S-1 registration statement with the SEC for the sale of up to $7,500,000 in shares of our common stock at a proposed offering price between $4.00 and $6.00 per share (the “Common Stock Offering”). On April 30 and May 29, 2026, we filed amendments to the Form S-1. Any proceeds from the offering are subject to effectiveness of the Registration Statement and demand from the market to purchase our common stock.

Without raising additional capital, whether via the sale of equity or debt instruments, from proceeds from the Common Stock Offering, from receipt of remaining contingent consideration related to the sale of AHP, from the sale of our current practices, or from other sources, there is substantial doubt about our ability to continue as a going concern through August 14, 2027. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

Historical Cash Flows

Cash flows during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(572,109)	$(850,089)
Investing activities	---	---
Financing activities	547,817	794,049
Net increase (decrease) in cash	$(24,292)	$(56,040)

Operating Activities – During the six months ended June 30, 2026, we used cash from operating activities of $572,109, as compared with $850,089 in the six months ended June 30, 2025. The decrease in cash usage results primarily from cost reduction efforts at our Health Services practices and corporate office.

Investing Activities – We did not have any cash flows from investing activities during the six months ended June 30, 2026 or 2025.

Financing Activities – During the six months ended June 30, 2026 and 2025, we received cash of $547,817 and $794,049, respectively, from financing activities. Cash provided by financing activities in 2026 was comprised of $500,000 from the issuance of notes payable to third parties and $515,000 from the issuance of notes payable to, and advances from, related parties, offset by $467,183 repayments made against notes payable balances to third parties and related party advances. During the six months ended June 30, 2025, cash provided by financing activities was $794,049, comprised of $10,000, from the sale of common stock, $305,000 from the issuance of notes payable to third parties and $710,000 from the issuance of notes payable to related parties, offset by $230,951 repayments made against notes payable balances to third parties.

Exercise of Warrants and Options

No warrants or options were exercised during the six months ended June 30, 2026 or 2025.

Other Outstanding Obligations at June 30, 2026

As of June 30, 2026, 670,949 shares of our common stock are issuable pursuant to the exercise of warrants with exercise prices ranging from $1.65 to $67.50.

As of June 30, 2026, 131,174 shares of our common stock are issuable pursuant to the exercise of options with exercise prices ranging from $2.20 to $16.10.

As of June 30, 2026, 246,875 shares of our common stock are issuable pursuant to future vesting of stock grants.

As of June 30, 2026, 132,597 shares of our common stock were earned but unissued pursuant to consulting agreements and earned but unissued stock grants.

As of June 30, 2026, 1,409,836 shares of our common stock are issuable upon the conversion of outstanding convertible notes payable at the option of the beneficial holders of those instruments, including related parties Dr. Michael Dent and Jason Bishara.

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

As previously disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting, including that we do not have written documentation of our internal control policies and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 9, 2026, we issued a promissory note to an investor with a stated principal amount of $180,550 and prepaid interest of $25,277 for total repayments of $205,827. We received net proceeds of $150,000 after original issue discount of $23,550 and fees of $7,000. The note does not bear interest in excess of the original issue discount and prepaid interest and matures on March 15, 2027. We are required to make an initial payment of $102,913 on December 15, 2026 and three monthly payments of $34,304 starting January 15, 2027 and ending on March 15, 2027. The note gives the holder a conversion right at a 35% discount to the market price of our common stock only in the event of default.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Interim Chief Financial Officer Consulting Engagement Letter (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2026)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Instance Document
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

Dated: August 14, 2026

HEALTHLYNKED CORP.

By:	/s/ Michael Dent
	Name:	Michael Dent
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ George O’Leary
	Name:	George O’Leary
	Title:	Interim Chief Financial Officer and Principal Financial Officer